Form 10-Q
period 1999-09-30
INSWEB CORP
filed 1999-11-15
CIK 1077370

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-26083

                            ------------------------

                               INSWEB CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3220749
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                     Identification Number)

                              901 MARSHALL STREET
                         REDWOOD CITY, CALIFORNIA 94063
                    (Address of principal executive offices)

                         ------------------------------

                                 (650) 298-9100
              (Registrant's telephone number, including area code)

                         ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on October 31, 1999 was 34,668,686 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                               INSWEB CORPORATION
                                     INDEX

                                                                                        PAGE
                                                                                       NUMBER
                                                                                      --------
PART I                  FINANCIAL INFORMATION

ITEM 1:                 Financial Statements

                        Condensed Consolidated Balance Sheets.......................      3

                        Condensed Consolidated Statements of Operations.............      4

                        Condensed Consolidated Statements of Cash Flow..............      5

                        Notes to Condensed Consolidated Financial Statements........      6

ITEM 2:                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     10

ITEM 3:                 Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     28

PART II                 OTHER INFORMATION

ITEM 2:                 Changes in Securities and Use of Proceeds...................     29

ITEM 6:                 Exhibits and Reports on Form 8-K............................     29

                        Signature...................................................     30

                        Exhibits....................................................     31

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      INSWEB CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31, 1998    SEPTEMBER 30, 1999
                                                              ------------------   -------------------
                                                                                       (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents...................................     $ 8,337,133          $ 49,221,771
Short-term investments......................................              --            54,947,784
                                                                 -----------          ------------
    Total cash, cash equivalents and short-term
      investments...........................................       8,337,133           104,169,555
Accounts receivable, net of allowance of $0 at December 31,
  1998 and September 30, 1999...............................       1,192,174             4,865,859
Prepaid expenses and other current assets...................         653,734             2,656,029
Receivable for sale of preferred stock......................      22,999,377                    --
                                                                 -----------          ------------
    Total current assets....................................      33,182,418           111,691,443
Property and equipment, net.................................       3,998,185             7,007,303
Investment in joint venture.................................       2,089,137             1,306,524
Intangible assets, net......................................       8,697,141             6,350,356
Deposits and other assets...................................       1,389,867             1,682,685
                                                                 -----------          ------------
    Total assets............................................     $49,356,748          $128,038,311
                                                                 ===========          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................     $   524,926          $  2,280,416
Note payable to officer.....................................          25,000                    --
Accrued expenses............................................       3,119,362             2,649,921
Deferred revenue............................................         226,251               161,492
Payable to Series B stockholder.............................       4,500,000                    --
Line of credit from affiliate...............................      19,290,000                    --
                                                                 -----------          ------------
    Total current liabilities...............................      27,685,539             5,091,829
Note payable to strategic partner...........................       2,089,137             1,401,869
                                                                 -----------          ------------
    Total liabilities.......................................      29,774,676             6,493,698
                                                                 -----------          ------------

Stockholders' equity:
Convertible preferred stock, $0.001 par value.
Authorized: 5,000,000 shares
  Issued 492,134 shares in 1998 and no shares in 1999.
    Outstanding: 633,347 shares in 1998, no shares in
    1999....................................................             633                    --
Common stock, $0.001 par value. Authorized: 150,000,000.
  Issued and outstanding: 15,939,823 shares in 1998, and
  34,659,322 shares in 1999.................................          15,940                34,659
Paid-in capital.............................................      59,475,314           188,397,185
Cumulative translation adjustment...........................              --                94,890
Common stock warrants.......................................         113,071               113,071
Deferred stock compensation.................................      (1,813,082)           (3,695,304)
Accumulated deficit.........................................     (38,209,804)          (63,399,888)
                                                                 -----------          ------------
    Total stockholders' equity..............................      19,582,072           121,544,613
                                                                 -----------          ------------
    Total liabilities and stockholders' equity..............     $49,356,748          $128,038,311
                                                                 ===========          ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INSWEB CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                          --------------------------   ---------------------------
                                             1998           1999           1998           1999
                                          -----------   ------------   ------------   ------------
                                                 (UNAUDITED)                   (UNAUDITED)
Revenues:
  Transaction fees......................  $ 1,059,145   $  6,261,388   $  1,721,206   $ 13,584,779
  Development and maintenance fees......      204,517        766,521        550,041      1,808,515
  Other revenues........................           --         13,734         19,117         20,166
                                          -----------   ------------   ------------   ------------
    Total revenues......................    1,263,662      7,041,643      2,290,364     15,413,460
Operating expenses:
  Product development...................    1,232,375      2,783,413      3,272,101      6,552,816
  Sales and marketing...................    2,224,145     10,306,281      5,997,275     22,446,632
  General and administrative............    1,757,426      4,232,642      4,651,316      9,943,964
  Amortization of intangible assets.....           --        782,261             --      2,346,785
                                          -----------   ------------   ------------   ------------
    Total operating expenses............    5,213,946     18,104,597     13,920,692     41,290,197
    Loss from operations................   (3,950,284)   (11,062,954)   (11,630,328)   (25,876,737)
Other income, net.......................           --       (238,187)            --       (238,187)
Interest income (expense), net..........     (370,269)     1,109,527       (579,745)       924,840
                                          -----------   ------------   ------------   ------------
    Net loss............................  $(4,320,553)  $(10,191,164)  $(12,210,073)  $(25,190,084)
                                          ===========   ============   ============   ============
Net loss per share--basic and diluted...  $     (0.29)  $      (0.36)  $      (0.83)  $      (1.25)
                                          ===========   ============   ============   ============
Shares used in computing net loss per
  share--basic and diluted..............   14,799,423     28,476,646     14,709,041     20,220,488
                                          ===========   ============   ============   ============
Pro forma net loss per share--basic and
  diluted...............................  $     (0.20)  $      (0.31)  $      (0.57)  $      (0.85)
                                          ===========   ============   ============   ============
Shares used in computing pro forma net
  loss per share--basic and diluted.....   21,440,313     32,616,714     21,349,931     29,761,909
                                          ===========   ============   ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INSWEB CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                  1998            1999
                                                              -------------   -------------
                                                                       (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $ (12,210,073)  $ (25,190,084)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................        540,199       1,066,636
    Amortization of deferred stock compensation.............        373,240         920,543
    Amortization of intangible assets.......................             --       2,346,785
    Foreign currency transaction gain on note payable.......             --          95,362
    Equity loss from joint venture..........................             --          94,872
  Changes in assets and liabilities:
    Accounts receivable.....................................       (538,124)     (3,673,685)
    Prepaid expenses and other current assets...............       (627,598)     (2,002,295)
    Deposits and other assets...............................     (1,593,323)       (292,818)
    Accounts payable........................................        166,233       1,755,488
    Accrued expenses........................................      2,137,991       1,179,562
    Deferred revenue........................................        110,157         (64,759)
  Interest received on note receivable from officer.........         68,436              --
  Interest paid on note payable to officer..................        (68,436)             --
                                                              -------------   -------------
  Net cash used in operating activities.....................    (11,641,298)    (23,764,393)
                                                              -------------   -------------

Cash flows from investing activities:
  Purchase of short term investments - net..................             --     (54,947,784)
  Purchases of property and equipment                            (3,672,595)     (4,075,754)
                                                              -------------   -------------
    Net cash used in investing activities...................     (3,672,595)    (59,023,538)
                                                              -------------   -------------

Cash flows from financing activities:
  Proceeds from issuance of Series D preferred stock........             --      22,999,377
  Proceeds from issuance of Series E preferred stock........             --      35,000,010
  Payment of issuance costs related to preferred stock
    financing...............................................             --      (1,720,083)
  Proceeds from initial public offering of common stock.....             --      90,907,500
  Payment of issuance costs related to initial public
    offering................................................             --      (1,346,773)
  Proceeds from issuance of common stock....................             --         296,930
  Proceeds from exercise of stock options...................        325,434       1,350,608
  Issuance of notes receivable from officer.................     (4,000,000)             --
  Proceeds from repayment of notes receivable from
    officer.................................................      5,525,000              --
  Payment to Series B stockholder...........................             --      (4,500,000)
  Payment of note payable to officer........................     (1,525,000)        (25,000)
  Proceeds from line of credit from affiliate...............     16,700,000              --
  Payments on line of credit from affiliate.................     (4,000,000)    (19,290,000)
                                                              -------------   -------------
    Net cash provided by financing activities...............     13,025,434     123,672,569
                                                              -------------   -------------
Net increase (decrease) in cash and cash equivalents........     (2,288,459)     40,884,638
Cash and cash equivalents, beginning of period..............      2,360,153       8,337,133
                                                              -------------   -------------
Cash and cash equivalents, end of period....................  $      71,694   $  49,221,771
                                                              =============   =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $     687,927   $   1,243,425
                                                              =============   =============

Supplemental schedule of noncash financing activities:
  Deferred stock compensation from issuance of options......  $     684,169   $   2,802,765
                                                              =============   =============

Proceeds from sale of a portion of InsWeb Japan K.K. used to
  reduce note payable to the strategic partner..............  $          --   $     782,630
                                                              =============   =============

Conversion of preferred stock to common stock...............  $          --   $         633
                                                              =============   =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INSWEB CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, InsWeb Insurance Services, Inc. (formerly Avatar Insurance Services, Inc.) and Benelytics, Inc. Benelytics, Inc. was purchased on December 31, 1998, and the acquisition was accounted for as a purchase. Accordingly, the results of operations of Benelytics, Inc. for the nine months ended September 30, 1998 are not included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments in 20 to 50 percent owned affiliates are accounted for on the equity method. All common share and per share amounts reflect a 10-for-1 split approved by the Board of Directors in 1997 and a 3-for-2 split authorized in June 1999.

    The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1999 and results of operations three and nine months ended September 30, 1998 and 1999 and cash flows for the nine months ended September 30, 1998 and 1999. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

    These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 22, 1999 and other information filed with the Commission.

    FOREIGN CURRENCY TRANSLATION

    The long-term note payable to strategic partner is translated from Japanese yen into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, it is translated at the current exchange rate as of the applicable balance sheet date and the resulting foreign currency gain (loss) is included in the consolidated statements of operations. The investment in InsWeb Japan K.K. is translated into U.S. dollars at the applicable balance sheet rate and the resulting translation adjustment is recorded to a separate component of stockholders' equity.

    SIGNIFICANT CUSTOMERS

    For the three months ended September 30, 1999, three customers accounted for 31.0%, 12.1% and 11.7%, respectively, of total revenues. For the nine months ended September 30, 1999, three customers accounted for 31.1%, 12.2% and 11.1%, respectively, of total revenues. For the three months ended September 30, 1998, three customers accounted for 37.1%, 16.8% and 7.4%, respectively, of total revenues. For the nine months ended September 30, 1998, three customers accounted for 36.4%, 15.3% and 11.8%, respectively, of total revenues.

    NET LOSS PER SHARE - BASIC AND DILUTED

    Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share reflects the potential dilution that would occur if preferred stock had been converted and stock options and warrants had been exercised. Common equivalent shares from preferred stock, stock options and warrants have been excluded from the computation of net loss per share-diluted as their effect is antidilutive.

    Pro forma net loss per share-basic and diluted represents what the net loss per share-basic and diluted would have been assuming the conversion of the outstanding preferred stock as of the beginning of such periods.

2.  COMPREHENSIVE LOSS

    SFAS 130 requires items of other comprehensive income (loss) be classified, net of income taxes, by their nature in the financial statements. For the Company, other comprehensive income includes primarily foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended September 30, 1999 was as follows:

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                      1998           1999           1998           1999
                                                   -----------   ------------   ------------   ------------
                                                          (UNAUDITED)                   (UNAUDITED)
Net loss.........................................  $(4,320,553)  $(10,191,164)  $(12,210,073)  $(25,190,084)
Other comprehensive income (loss):
Foreign currency translation adjustments.........           --         94,890             --         94,890
                                                   -----------   ------------   ------------   ------------
Total comprehensive loss.........................  $(4,320,553)  $(10,096,274)  $(12,210,073)  $(25,095,194)
                                                   ===========   ============   ============   ============

3.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   Cash, cash equivalents and short-term investments consist of the following:

                                                              DECEMBER 31,    SEPTEMBER 30
                                                                  1998            1999
                                                              -------------   -------------
                                                                               (UNAUDITED)
Cash and cash equivalents:
  Cash......................................................    $  315,263    $    676,749
  Money market funds........................................     8,021,870      13,555,061
  Commercial paper..........................................            --      34,989,961
                                                                ----------    ------------
                                                                 8,337,133      49,221,771
Short-term investments:
  Commercial paper..........................................            --      54,947,784
                                                                ----------    ------------
Cash, cash equivalents and short-term investments...........    $8,337,133    $104,169,555
                                                                ==========    ============

4.  PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                              DECEMBER 31,    SEPTEMBER 30
                                                                  1998            1999
                                                              -------------   -------------
                                                                               (UNAUDITED)
Computer and office equipment...............................   $ 1,972,168     $ 4,351,527
Furniture and fixtures......................................     1,010,266       1,458,968
Leasehold improvements......................................     1,986,897       2,225,536
Purchased software..........................................       386,566       1,393,356
                                                               -----------     -----------
                                                                 5,355,897       9,429,387

Less accumulated depreciation and amortization..............    (1,357,712)     (2,422,084)
                                                               -----------     -----------
                                                               $ 3,998,185     $ 7,007,303
                                                               ===========     ===========

5.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                              DECEMBER 31,    SEPTEMBER 30
                                                                  1998            1999
                                                              -------------   -------------
                                                                               (UNAUDITED)
Accrued employee compensation...............................   $  309,311      $1,677,635
Employee stock purchase plan................................           --         368,080
Accrued interest............................................      652,681          15,899
Accrued expenses for Series D financing.....................    1,649,000              --
Accrued payments to vendors.................................      442,872           1,769
Accrued fee sharing.........................................           --         455,100
Other.......................................................       65,498         131,438
                                                               ----------      ----------
                                                               $3,119,362      $2,649,921
                                                               ==========      ==========

6.  RELATED PARTY TRANSACTIONS

    STOCKHOLDER AND CUSTOMER

    A stockholder, who is also a customer, accounted for $41,707 and $814,625 of the Company's revenue for the nine months ended September 30, 1998 and 1999, respectively. For the three months ended September 30, 1998 and 1999, the customer accounted for $25,923 and $383,780 of the Company's revenue, respectively. This customer accounted for $34,600 of accounts receivable at December 31, 1998 and $334,655 of accounts receivable at September 30, 1999.

    JOINT MARKETING AND LICENSE AGREEMENT

    At December 31, 1998, the Company owed a stockholder $4,500,000 in conjunction with an amended joint marketing and license agreement. As of September 30, 1999, the Company repaid the outstanding balance and no additional amounts were due under this agreement.

    AFFILIATE AND CUSTOMER

    An affiliate, who owned a majority interest in a stockholder, is also a customer and accounted for $247,711 of the company's revenue during 1998. For the nine months ended September 30, 1998 and 1999, the customer accounted for $211,860 and $248,697 of the Company's revenue, respectively. For the three months ended September 30, 1998 and 1999, the customer accounted for $35,620 and $115,500 of the Company's revenue, respectively. This customer accounted for $6,405 and $63,867 of accounts receivable at December 31, 1998 and September 30, 1999, respectively.

    MARKETING AGREEMENTS

    During the three and nine months ended September 30, 1999, the Company recognized $1,244,822 and $3,235,461, respectively, in marketing expense under a marketing agreement with an Internet company. A beneficial owner of a significant number of shares of the outstanding stock of the Internet company is a principal stockholder of the Company.

7.  INITIAL PUBLIC OFFERING AND DEFERRED COMPENSATION

    INITIAL PUBLIC OFFERING

    On July 23, 1999, the Company sold 5,750,000 shares of common stock in an underwritten public offering which includes the exercise of the underwriters' over-allotment option. Net proceeds of the offering were approximately $89.6 million, after offering expenses. Simultaneously with the closing of the public offering, all 819,122 shares of the Company's preferred stock were converted to common stock on a fifteen for one basis.

    DEFERRED COMPENSATION

    The Company recorded deferred compensation of $1,123,000 and $2,803,000, respectively, for the three and nine months ended September 30, 1999, representing the difference between the exercise price of options granted to employees and the deemed fair value of the Company's common stock for financial reporting purposes. The Company's stock option grants and related deemed fair value are as follows (unaudited):

                                                         NUMBER OF      WEIGHTED         WEIGHTED
                                                          OPTIONS       AVERAGE       AVERAGE DEEMED
                                                          GRANTED    EXERCISE PRICE     FAIR VALUE
                                                         ---------   --------------   --------------
For the three months ended September 30, 1999
Options granted at or above deemed fair value..........  1,616,125       $41.79           $17.48
Options granted below deemed fair value................    221,250       $15.28           $20.50
                                                         ---------
  Total................................................  1,837,375       $38.60           $17.85
                                                         =========
For the nine months ended September 30, 1999
Options granted at or above deemed fair value..........  1,939,509       $36.36           $16.11
Options granted below deemed fair value................  1,653,776       $10.85           $12.53
                                                         ---------
  Total................................................  3,593,285       $24.62           $14.46
                                                         =========

8.  SUBSEQUENT EVENT (UNAUDITED)

    In October 1999, the Company signed a 12-year lease for approximately 160,000 square feet to house the Company's future headquarters. Under the terms of this lease, the Company is responsible for taxes, insurance and maintenance expenses. As a condition of the lease the Company is required to provide a $9.5 million letter of credit secured by a portion of the company's short term investments as a security deposit. As of October 31, 1999, future minimum lease payments under all of the Company's noncancelable operating leases are as follows for the years noted: 2000 - $5.2 million; 2001 - $8.8 million; 2002 - $9.0 million; 2003 - $9.2 million; 2004 - $9.4 million; a total of $69.7 million through the years 2005 to 2011.

PART I: FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    InsWeb has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning InsWeb's business, operations and financial condition. The words or phrases "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and InsWeb cautions you that any forward-looking information provided by or on behalf of InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb's control, including but not limited to InsWeb's limited operating history, anticipated losses, the unpredictability of its future revenues, competition, risks associated with system development and operation risks, management of potential growth, and risks of new business areas, business combinations, and strategic alliances. All forward-looking statements are based on information available to InsWeb on the date hereof and InsWeb assumes no obligation to update such statements.

OVERVIEW

    InsWeb operates an online insurance marketplace that enables consumers to shop online for a variety of insurance products, including automobile, term life, homeowners, renters and individual health insurance, and obtain insurance company-sponsored quotes for actual coverage. In order to create this marketplace, InsWeb has established close relationships with more than 46 insurance companies throughout the United States.

    InsWeb's principal source of revenues is transaction fees. While quotes obtained through InsWeb's online insurance marketplace are provided to consumers free of charge, InsWeb's participating insurance companies pay transaction fees to InsWeb generally based on qualified leads delivered to them electronically. Qualified leads are produced in two ways: for insurance companies offering consumers instant online quotes, a qualified lead is produced when a consumer requests insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when the consumer clicks to request the quote itself. In either case, transaction fees are payable whether or not the consumer actually purchases an insurance policy from the insurance company, and revenue from transaction fees is recognized at the time the qualified lead is delivered to the insurance company.

    In October 1999, InsWeb began generating revenue as an insurance agent based on activities it performs relative to the sale of certain automobile insurance policies in California. InsWeb Insurance Services, Inc. has been appointed as an authorized automobile insurance agent in California by four participating insurance companies. InsWeb receives a percentage of the insurance policy premium relative to each insurance policy sale where InsWeb has acted as the insurance agent. InsWeb recognizes the revenue from these activities on the effective date of the policy sold based on a percentage of the policy premium.

    InsWeb also generates development and maintenance fees from its participating insurance companies. InsWeb charges a fee to design and develop customized interfaces between an insurance company's information system and the InsWeb site. Development fees are typically recognized when the insurance company's integration with the InsWeb site becomes operational. Additional development fees are charged as insurance companies add new products, increase their geographic coverage and convert to instant quoting capability on InsWeb's online insurance marketplace, as well as for periodic upgrades and changes to insurance companies' information resident on the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb's facility that is dedicated to specific insurance companies. These maintenance fees are typically payable monthly and are recognized as revenue ratably over the term of the maintenance agreement. Prepaid development and maintenance fees are recorded as deferred revenue until earned. Development and maintenance fees are expected to account for a declining percentage of total revenues as InsWeb's online marketplace expands and transaction fees and fees relative to InsWeb's activities as an agent increase.

    Product development expenses consist primarily of payroll and related expenses for development and technology personnel. To date, InsWeb has not capitalized any of its software development costs. Because the timing of the commercial release of its products has substantially coincided with their technological feasibility, all software development costs have been expensed as incurred. InsWeb intends to continue to expand its online insurance marketplace by adding additional product offerings and participating insurance companies and expects that these activities will require additional personnel. Accordingly, InsWeb expects that its product development expenses will continue to increase for the foreseeable future.

    Sales and marketing expenses consist primarily of payroll and related expenses for InsWeb's sales and marketing personnel as well as consumer marketing expenditures for advertising, public relations, promotions and fees paid to online companies with which InsWeb has relationships. InsWeb has increased its investment and intends to continue to significantly increase its sales and marketing expenses in order to establish and maintain relationships with insurance companies, attract increased consumer traffic to the InsWeb site, and develop the InsWeb brand. InsWeb has increased its investment and intends to continue to invest substantially in an integrated consumer marketing program including the expansion and enhancement of its network of online relationships as well as traditional offline and online advertising campaigns designed to increase consumer awareness of InsWeb and its online insurance marketplace. In September 1999, InsWeb announced its intention to commit at least $75 million over the next two years in support of these initiatives. At the same time, InsWeb intends to continue to devote substantial resources to market the InsWeb online marketplace to insurance companies, to add new insurance companies and expand relationships with participating companies so that it can offer consumers greater comparison shopping opportunities over an increasingly broad selection of products.

    General and administrative expenses consist primarily of payroll and related expenses for InsWeb's management, administrative and accounting personnel, expenses relating to site operations, professional fees and other general corporate expenses. InsWeb expects that, in support of the continued growth of its business and its operations as a public company, general and administrative expenses will continue to increase for the foreseeable future.

REVENUES

    TRANSACTION FEES. Transaction fees accounted for $6.3 million, or 88.9%, and $13.6 million, or 88.1%, of total revenues for the three and nine months ended September 30, 1999, respectively compared to $1.1 million or 83.8%, and $1.7 million, or 75.1%, for the comparable periods in 1998. This increase was primarily the result of a substantial increase in the number of completed shopping sessions. The increase in shopping sessions resulted from increased consumer traffic due to InsWeb's consumer marketing activities and the addition of a substantial number of online relationships.

    DEVELOPMENT AND MAINTENANCE FEES. Development and maintenance fees accounted for $767,000, or 10.9%, and $1.8 million, or 11.7%, of total revenues for the three and nine months ended September 30, 1999, respectively, compared to $205,000, or 16.2% and $550,000, or 24.0%, for the comparable periods in 1998. The increase in development fees resulted primarily from an increased number of participating insurance companies whose integration with the InsWeb online insurance marketplace became operational during the nine months ended September 30, 1999, compared to the comparable period in 1998. Maintenance fees increased as a result of the expansion in the overall number of InsWeb's participating insurance companies.

OPERATING EXPENSES

    PRODUCT DEVELOPMENT. Product development expenses increased to $2.8 million and $6.6 million for the three and nine months ended September 30, 1999, respectively from $1.2 million and $3.3 million for the comparable periods in 1998. This increase was primarily attributable to the hiring of personnel to support the requirements of InsWeb's growing network of participating insurance companies and online relationships and to design, test and deploy InsWeb's expanding line of product offerings.

    SALES AND MARKETING. Sales and marketing expenses increased to $10.3 million and $22.4 million for the three and nine months ended September 30, 1999, respectively, from $2.2 million and $6.0 million for the comparable periods in 1998. This increase was due to substantial increases in consumer marketing expenses, including increased costs and fees associated with new and existing online relationships, costs related to national radio and television campaigns, an increase in sales and marketing personnel and operating costs associated with establishing InsWeb's customer care center to provide additional customer service, as well as associated insurance agency activities.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $4.2 million and $9.9 million for the three and nine months ended
September 30, 1999, respectively, from $1.7 million and $4.7 million for the comparable periods in 1998. This increase was primarily due to increased personnel and related costs, increased office and occupancy costs associated with additional leased office facilities and increased depreciation related to capital expenditures.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets during the three and nine months ended September 30, 1999 were $782,000 and $2.3 million, respectively. This amount was attributable to the acquisition of Benelytics in December 1998.

INTEREST INCOME (EXPENSE), NET

    Interest income (expense), net includes income earned on InsWeb's invested cash and expense related to its outstanding debt obligations. Net interest income for the three and nine months ended September 30, 1999 was $1,110,000 and $925,000, respectively, compared to net interest expense of $(370,000) and $(580,000) for the comparable periods in 1998. The increase in net interest income was primarily a result of the repayment of the line of credit and the investment of the proceeds from the issuances of preferred and common stock.

LIQUIDITY AND CAPITAL RESOURCES

    InsWeb has financed its operations primarily through private placements of equity securities, borrowings from an affiliate of one of its investors and an initial public offering of its common stock, which raised net proceeds of $89.6 million in July 1999. At September 30, 1999, InsWeb's principal source of liquidity was $104.2 million in cash, cash equivalents and short-term investments.

    In each period, the use of cash primarily consisted of InsWeb's operating loss before noncash items. For the nine months ended September 30, 1999, net cash used in operating activities was $23.8 million compared to $11.6 million in the comparable period in 1998. For the nine months ended September, 1999, noncash items included amortization of intangibles of $2.3 million associated with the acquisition of Benelytics, Inc. in December, 1998. Increases in accounts receivable and deposits, partially offset by increases in accounts payable and accrued expenses, also contributed to the cash used in operations for the nine months ended September 30, 1998 and 1999.

    For the nine months ended September 30, 1999, net cash used in investing activities primarily consisted of the purchase of short-term investments with the proceeds from the issuances of preferred and common stock. Net cash used in investing activities was $59.0 million in the first nine months of 1999 and $3.7 million for the comparable period in 1998. Net cash used in investing activities for nine months ended September 1998 primarily consisted of investments in leasehold improvements and purchases of equipment and furniture.

    At September 30, 1999, InsWeb had no material commitments for capital expenditures but expects such expenditures to total approximately $5.0 million in 1999 primarily consisting of equipment, software, furniture and leasehold improvements. In October 1999, InsWeb signed a 12-year lease agreement through 2011, which, in conjunction with all other lease agreements, has total minimum lease obligations of $111.3 million. InsWeb also expects to spend approximately $4.6 million in leasehold improvements in fiscal year 2000 related to this new facility. In addition, under various marketing agreements with its online partners, InsWeb is obligated to make minimum payments totaling $10.3 million through April 2001.

YEAR 2000 READINESS

    Year 2000 issues may adversely affect InsWeb's business. Many existing computer programs and installed computer systems include computer code that uses only two digits to identify a year. These systems could fail to function or produce delayed or erroneous results if they interpret "00" to mean 1900 rather than 2000. As a result of this problem, commonly referred to as the "year 2000" problem, older computer programs or systems may need to be upgraded or replaced. Any year 2000-related failure of InsWeb's internal systems, the systems that carry Internet traffic on InsWeb's online marketplace or those of insurance companies or online companies with which it has relationships could harm its business.

    InsWeb has implemented a year 2000 program to review and assure the year 2000 readiness of InsWeb's information technology, or IT, systems, which consist of a combination of internally-developed software and third-party software and hardware. The year 2000 program is being run by a year 2000 team led by members of InsWeb's senior management and technical staff.

    InsWeb has internally developed most of the systems used in the operation of its online insurance marketplace and believes that its internally-developed software is year 2000 compliant. These systems include software used to interconnect InsWeb with the IT systems of its participating insurance companies and software that runs InsWeb's consumer interaction and transaction processing functions. InsWeb has completed its assessment of these systems and is in the process of addressing the limited remediation issues identified during that phase. InsWeb completed all significant remediation and testing work on these systems before the end of the third quarter of 1999 and expects to complete final testing by December 17, 1999.

    InsWeb is also assessing the year 2000 readiness of its third-party-supplied hardware and software. The failure of such software and systems to be year 2000 compliant could adversely impact InsWeb's internal business functions as well as the operation of its website. As part of its assessment program, InsWeb has contacted third-party vendors and licensors of software and computer technology to seek their assurance that their products and services are year 2000 compliant. InsWeb has been informed by the vendors of InsWeb's material third-party software and hardware components that the products being used by InsWeb are year 2000 compliant. The assessment process was substantially completed during the first quarter of 1999. InsWeb expects to fix, replace or upgrade any noncompliant components by November 30, 1999.

    In addition, InsWeb is performing full end-to-end testing of all key business functions in a closed, simulated operating environment each calendar quarter to ensure that hardware and software systems previously verified to be year 2000 compliant maintain such compliance as changes are made to these systems.

    To date, InsWeb has not incurred any material expenditures in connection with the assessment of its year 2000 readiness and related remediation. Most of its expenses have consisted of personnel costs that have been incurred since October 1998 and have been expensed as incurred. The total expenses associated with the completion of InsWeb's assessment program and any further remediation that may be required is inherently difficult to determine, although InsWeb currently expects that the total amount of such expenses will be approximately $700,000.

    The year 2000 readiness of the general infrastructure necessary to support InsWeb's operations is difficult to assess. For instance, InsWeb depends on the integrity and stability of the Internet to provide its services. InsWeb also depends on the year 2000 compliance of the computer systems used by insurance companies and online companies with which it has relationships as well as the computer networks and services used by consumers who seek to use InsWeb's online marketplace. Thus, the infrastructure necessary to support InsWeb's operations consists of a network of computers and telecommunications systems located throughout the United States and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the potential year 2000 issues that may impact the entire infrastructure. InsWeb's ability to assess the reliability of this infrastructure is limited and is based solely on generally available news reports, surveys and similar industry data. Based on these sources, InsWeb believes that most entities and individuals that rely significantly on the Internet are carefully reviewing and attempting to remediate issues relating to year 2000 compliance, but it is not possible to predict whether these efforts will be successful in reducing or eliminating the potential negative impact of the year 2000 problem. A significant disruption in the ability of consumers to reliably access the Internet or portions of it would have an adverse effect on demand for InsWeb's services and would harm its business.

    InsWeb believes that its most reasonably likely worst-case scenarios related to the year 2000 problem are:

    - a significant year 2000 problem encountered by one or more of InsWeb's key participating insurance companies whose systems are linked electronically to InsWeb's online insurance marketplace, which could result in such companies' quotes being unavailable on the online marketplace, or in the inability of such companies to respond to consumers' requests for coverage;

    - a significant year 2000 problem encountered by one or more online companies with which InsWeb has a relationship, which could result in a material reduction in consumer traffic to InsWeb's online insurance marketplace; or

    - a failure of or degradation in performance due to year 2000 issues encountered by a substantial proportion of the systems that carry Internet traffic, which could adversely affect traffic to and performance of InsWeb's website.

    InsWeb's contingency plan in the event of a significant problem on the part of a participating insurance company is to remove that company from the online marketplace until the problem is addressed. InsWeb has not yet developed and does not intend to develop contingency plans to address its other potential worst-case scenarios because, in the case of its own systems, it believes such systems are year 2000 compliant, and, in the case of systems of online companies with which InsWeb has relationships and the systems that carry Internet traffic, it knows of no practical way to overcome a failure of such a system that materially affects the operation of the online marketplace. Any year 2000-related failure of the mission-critical systems of InsWeb, or any insurance companies or online companies with which InsWeb has relationships or a failure of a substantial proportion of the systems that carry Internet traffic could result in a significant slowdown in the rate at which traffic is transmitted to or from InsWeb's website, a reduction in the traffic that is directed to InsWeb's website by other online companies, or a temporary shut-down of its online marketplace, any of which could materially harm InsWeb's business.

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE DID NOT BEGIN TO GENERATE SIGNIFICANT REVENUES FROM OUR CORE BUSINESS UNTIL 1998

    We were incorporated in February 1995, but we did not begin to generate significant transaction fees from our online marketplace until 1998. Our limited operating history makes an evaluation of our future prospects very difficult. An investor in our common stock must consider the uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. These uncertainties include:

    - an evolving and unpredictable business model, which makes prediction of future results uncertain and an investment in our common stock highly speculative;

    - the lack of a well-developed brand identity, which may limit our ability to draw consumers to our website;

    - the potential development of comparable services by competitors, which may reduce our market share;

    - the uncertainty of the extent to which the consumer market will adopt the Internet as a medium for comparison shopping for insurance, which may limit our ability to generate revenue from consumers that visit our online marketplace; and

    - our potential inability to successfully manage our anticipated growth, which could lead to management distractions and increased operating expenses.

    To address these uncertainties, we must, among other things:

    - enhance the brand identity of our online insurance marketplace;

    - maintain and increase our strategic alliances with other online businesses to increase traffic to our website;

    - maintain, increase and geographically diversify our base of participating insurance companies;

    - continue to ensure that our participating insurance companies offer competitive insurance products;

    - satisfy legal and regulatory requirements applicable to the insurance industry; and

    - continue to address consumer privacy concerns.

    Our business strategy may not be successful and we may not be able to successfully address these uncertainties. Moreover, our ability to take the foregoing steps may be hampered by our limited financial resources should we fail to rapidly increase revenues or should increased revenues be more than offset by increased operating expenses.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

    Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur substantial operating losses for the foreseeable future. We incurred operating losses of $21.9 million for the year ended December 31, 1998 and $25.9 million for the nine months ended September 30, 1999, and as of September 30, 1999, our accumulated deficit was $63.4 million. We intend to make significant expenditures related to marketing, hiring of additional personnel and development of our website, technology and infrastructure. Although we have experienced significant revenue growth in recent periods, this growth rate is not sustainable and will decrease in the future. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, we will need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

OUR FUTURE REVENUES ARE UNPREDICTABLE, OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE FROM QUARTER TO QUARTER, AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY

    Due to our limited operating history, the emerging nature of the market in which we compete and the high proportion of our revenues that are derived from consumer traffic on our website, our future revenues are inherently difficult to forecast. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of our future performance. Moreover, our expense levels are based largely on our investment plans and estimates of future revenues. We may be unable to adjust our spending to compensate for an unexpected shortfall in revenues. Accordingly, any significant shortfall in revenues relative to our planned expenditures would harm our results of operations and could cause our stock price to fall sharply, particularly following quarters in which our operating results fail to meet the expectations of securities analysts or investors.

    Factors that may cause fluctuations in our operating results include the following, many of which are outside our control:

    - We may experience consumer dissatisfaction with our online marketplace as we add or change features, or as the insurance coverage offered by participating insurance companies varies;

    - Consumer traffic on our online marketplace may decline as a result of the announcement or introduction of a competing online insurance marketplace or other new websites, products or services offered by our competitors;

    - Such consumer traffic may also fluctuate as a result of changes in consumer acceptance of Internet commerce, particularly in connection with shopping for insurance;

    - Our revenues may be harmed if we lose a significant insurance company relationship or if any of our participating insurance companies merge with one another;

    - Use of the Internet by consumers may fluctuate due to seasonal factors or other uncontrollable factors affecting consumer behavior and may be affected by occasional slow Internet performance due to technical problems or traffic bottlenecks on the network;

    - Our ability to convert site visits into transaction fees and/or revenue from insurance agency activities may fluctuate due to changes in our user interface or other features on our site or changes in the filtering criteria used by our participating insurance companies to determine which consumers will be offered quotes; and

    - Our ability to generate transaction fees and/or revenue from insurance agency activities may also be harmed due to technical difficulties on our website that hamper a consumer's ability to start or complete a shopping session.

SEASONALITY AFFECTING INSURANCE SHOPPING AND INTERNET USAGE MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS

    We have in the past experienced some seasonality in our business and expect to continue to experience seasonality as our business matures. If this occurs, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. We believe seasonality will have some impact on our business, however, to date, our quarter-to-quarter growth in revenues has offset any effects due to seasonality, and therefore it has not been possible thus far to assess the degree to which our business may be seasonal.

BECAUSE SUBSTANTIALLY ALL OF OUR REVENUE IS ATTRIBUTABLE TO AUTOMOBILE INSURANCE SHOPPING ON OUR ONLINE MARKETPLACE, WE ARE ESPECIALLY VULNERABLE TO RISKS RELATED TO THE ONLINE MARKET FOR AUTOMOBILE INSURANCE OR THE AUTOMOBILE INSURANCE INDUSTRY GENERALLY

    Automobile insurance accounted for approximately 75% of our revenues in the year ended December 31, 1998 and approximately 82% in the nine months ended September 30, 1999. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, our business is likely to be affected by any events or changes that affect the automobile insurance industry as a whole.

IF WE ARE UNABLE TO PROMOTE OUR BRAND AND EXPAND OUR BRAND RECOGNITION, OUR ABILITY TO DRAW CONSUMERS TO OUR WEBSITE WILL BE LIMITED

    A growing number of websites offer services that are similar to and competitive with the services offered on our online insurance marketplace. Therefore, establishing and maintaining our brand is critical to attracting additional consumers to our website, strengthening our relationships with participating insurance companies and attracting new insurance companies. If our brand does not achieve positive recognition in the market, our ability to draw consumers to our website will be limited. In order to attract and retain consumers and insurance companies and to promote and maintain our brand, we have increased and intend to continue to increase our financial commitment to creating and maintaining prominent brand awareness. We currently use online advertising and marketing, and print, radio and television advertisements in national and key local markets to promote our brand. In addition, we are continuously expanding our offline mass-marketing campaign, which includes increasing spending on a combination of radio, television and print media. In September 1999, we announced our intention to commit at least $75 million over the next two years in support of our consumer marketing program including these advertising initiatives. If our marketing efforts do not generate a corresponding increase in revenues or we otherwise fail to successfully promote our brand, or if these efforts require excessive expenditures, our business will be harmed. Moreover, if visitors to our website do not perceive our existing services or the products and services of our participating insurance companies to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be harmed.

OUR PLANS TO EXPAND OUR OPERATIONS COULD RESULT IN SIGNIFICANT EXPENDITURES, AND WE MAY NOT GENERATE SUFFICIENT REVENUE TO OFFSET THESE EXPENDITURES

    We intend to expand our operations by, among other things:

    - offering new and complementary products and/or services such as performing selected activities on behalf of insurance companies as an authorized agent, small group health insurance and small business property and casualty insurance;

    - adding new insurance companies and helping our existing insurance companies to expand the number of states in which they are offering coverage in our online marketplace;

    - increasing the level of technology integration between our platform and the systems of our participating insurance companies;

    - expanding our geographic coverage outside the United States; and

    - extending our market presence through relationships with Internet portals, financial institutions, websites oriented to activities that involve the purchase of insurance, such as automobile shopping sites, and other online companies.

    We may not be able to accomplish this expansion in a cost-effective or timely manner, or these efforts may not increase the overall market acceptance of our products and services. Expansion of our operations in this manner could also require significant additional expenditures and strain our management, financial and operational resources. The lack of market acceptance of these efforts, regulatory issues, or our inability to generate enough revenue from these expanded services or products to offset their cost could harm our business.

COMPETITION IN THE MARKET FOR ONLINE DISTRIBUTION OF INSURANCE IS INTENSE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH CURRENT COMPETITORS OR NEW COMPETITORS THAT ENTER THE MARKET, THE FEES PAID TO US BY PARTICIPATING INSURANCE COMPANIES MAY FALL, THE FEES CHARGED BY ONLINE COMPANIES WITH WHICH WE HAVE STRATEGIC RELATIONSHIPS MAY RISE, AND OUR MARKET SHARE MAY SUFFER

    The online insurance distribution market is a new industry and, like the broader electronic commerce market, is rapidly evolving and is highly competitive. Increased competition, particularly by companies offering online insurance distribution, could reduce the fees we are able to charge our participating insurance companies or increase the fees we are required to pay to online companies with which we have strategic relationships, resulting in reduced margins or loss of market share, any of which could harm our business.

    Some of our current competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, we believe we will face increasing competition as the online financial services industry develops and evolves. Our current and future competitors may be able to:

    - undertake more extensive marketing campaigns for their brands and services;

    - devote more resources to website and systems development;

    - adopt more aggressive pricing policies; and

    - make more attractive offers to potential employees, online companies and third-party service providers.

    - Accordingly, we may not be able to maintain or grow consumer traffic to our website and our base of participating insurance companies, our competitors may grow faster than we do, or companies with whom we have strategic relationships may discontinue their relationships with us, any of which would harm our business.

IF OUR PARTICIPATING INSURANCE COMPANIES DO NOT CONTINUE TO PROVIDE HIGH-QUALITY PRODUCTS AND SERVICE TO CONSUMERS, OUR BRAND WILL BE HARMED AND OUR ABILITY TO ATTRACT CONSUMERS TO OUR WEBSITE WILL BE LIMITED

    Our ability to provide a high-quality shopping experience to consumers depends in part on the quality of the products and services consumers receive from our participating insurance companies, including timely response to requests for quotes or coverage. If our participating insurance companies do not provide consumers with high-quality products and services, the value of our brand may be harmed and the number of consumers using our services may decline. We have from time to time received complaints from consumers who have not received a timely response to a request for an insurance quote. Although we have taken steps and proposed methods to encourage our participating insurance companies to be responsive to consumer requests, these steps and/or proposed methods may not be successful. In addition, if any of our major participating insurance companies were to discontinue their business, be downgraded by insurance company rating services or be financially harmed by trends in the insurance industry, our brand may be harmed.

BECAUSE SEVERAL OF THE INSURANCE COMPANIES WITH WHICH WE HAVE RELATIONSHIPS ARE MAJOR STOCKHOLDERS OR ARE ASSOCIATED WITH MEMBERS OF OUR BOARD OF DIRECTORS, WE MAY FIND IT DIFFICULT TO TERMINATE OR SUSPEND THE PARTICIPATION OF ONE OF THESE INSURANCE COMPANIES BASED UPON THE QUALITY OF ITS SERVICE. THIS COULD, IN TURN, CAUSE THE QUALITY OF OUR SERVICES TO DECREASE AND HARM OUR BRAND IMAGE WITH CONSUMERS

    Several insurance companies participating in our online marketplace own significant portions of our outstanding stock, are affiliated with members of our board of directors or have close business relationships with members of our board. One insurance company, Nationwide, holds 9.2% of our outstanding common stock, and Richard D. Headley, senior vice president and chief information officer of Nationwide Insurance Enterprise, an affiliate of Nationwide, is a member of our board. Another insurance company, CNA, is affiliated with Insurance Information Exchange, L.L.C., which holds 7.2% of our outstanding common stock. David W. Wroe, Senior Vice President and Chief Technology Officer of the CNA insurance companies, is a member of our board. Most of our other outside directors are affiliated with companies, such as insurance brokerage firms, that may have substantial business dealings with many of the insurance companies with which we have relationships. As a result of such affiliations or relationships, we may find it difficult to terminate or suspend the participation of one of these insurance companies based upon the quality of its service. This could, in turn, cause the quality of our services to decrease and harm our brand image with consumers.

BECAUSE A LIMITED NUMBER OF INSURANCE COMPANIES ACCOUNT FOR A MAJORITY OF OUR REVENUES, THE LOSS OF A SINGLE INSURANCE COMPANY RELATIONSHIP COULD RESULT IN A SUBSTANTIAL DROP IN OUR REVENUES

    Revenues from State Farm, AIG and American Family accounted for approximately 31%, 12% and 11%, respectively, of our revenues for the nine months ended September 30, 1999, and revenues from State Farm, AIG and RelianceDirect accounted for approximately 40%, 16% and 10%, respectively, of our revenues for the year ended December 31, 1998. Should one of these insurance companies cease to participate in our online marketplace, or should it change its filtering criteria in a way that reduces the proportion of consumers that are offered quotes from that insurance company, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future.

IN MOST JURISDICTIONS, WE RELY ON THE PARTICIPATION OF A LIMITED NUMBER OF INSURANCE COMPANIES ON OUR ONLINE MARKETPLACE, AND THE LOSS OF ANY OF THESE INSURANCE COMPANIES COULD MAKE OUR ONLINE MARKETPLACE LESS ATTRACTIVE TO CONSUMERS

    Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with 46 insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from two to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only two or three insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. Of the 27 jurisdictions in which there are three or fewer insurance companies offering automobile insurance quotes on our online marketplace, State Farm is a participant in 23 jurisdictions and AIG is a participant in 13 jurisdictions. If either of these insurance companies discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be diminished.

    In addition, we believe that there is a general trend toward consolidation in the insurance industry. For example, Allstate Corp. recently announced an agreement to acquire the personal lines business of CNA Financial Corp., one of our participating insurance companies. In the jurisdictions where we currently offer comparable insurance products from three or fewer insurance companies, the loss of one or more of these companies, whether due to industry consolidation or otherwise, could materially reduce the selection of insurance companies available to consumers on our website, substantially reducing the attraction of our online marketplace to consumers.

WE MAY HAVE DIFFICULTY INTEGRATING NEW INSURANCE COMPANIES INTO OUR ONLINE MARKETPLACE, WHICH COULD HURT OUR ABILITY TO OFFER IMPROVED COMPARISON SHOPPING OPPORTUNITIES AND THUS LIMIT THE ATTRACTIVENESS OF OUR SERVICE TO CONSUMERS

    Integration of an insurance company into our online marketplace requires a significant commitment of time and resources on our part and on the part of the insurance company, and is a technologically difficult process. This integration process typically takes from three to six months to complete and typically requires us to expend between 160 and 2,000 man-hours. Potential participating insurance companies may not be willing to invest the time and resources necessary to achieve this integration, or we may not be able to overcome the technological difficulties associated with, or devote the time and resources necessary to, successfully integrate the insurance company into our online marketplace.

WE DO NOT HAVE EXCLUSIVE RELATIONSHIPS OR LONG-TERM CONTRACTS WITH INSURANCE COMPANIES, WHICH MAY LIMIT OUR ABILITY TO RETAIN THESE INSURANCE COMPANIES AS PARTICIPANTS IN OUR MARKETPLACE AND MAINTAIN THE ATTRACTIVENESS OF OUR SERVICES TO CONSUMERS

    We do not have an exclusive relationship with any of the insurance companies whose insurance products are offered on our online marketplace, and thus, consumers may obtain quotes and coverage from these insurance companies without using our website. Our participating insurance companies offer their products directly to consumers through insurance agents, mass marketing campaigns or through other traditional methods of insurance distribution. These insurance companies can also offer their products and services over the Internet, either directly to consumers or through one or more of our online competitors, or both. In addition, most of our agreements with our participating insurance companies are cancelable at the option of either party upon 90 days' notice or less.

TRAFFIC ON OUR WEBSITE IS HEAVILY DEPENDENT ON OUR ONLINE RELATIONSHIPS. THESE RELATIONSHIPS MAY NOT GENERATE SUFFICIENT REVENUES TO JUSTIFY THE FEES WE PAY TO ONLINE COMPANIES, AND OUR CONSUMER TRAFFIC MAY DECLINE IN THE EVENT AN ONLINE RELATIONSHIP IS UNSUCCESSFUL

    We rely on relationships with a variety of Internet portals, financial institutions, and other online companies to attract consumers to our website. In a typical arrangement, the online company includes a "link" on its website on which a user can click to jump to our website or to a site that we operate under the online company's name; as part of the arrangement, we typically pay the online company a portion of the resulting transaction fees and in some cases a fixed fee. These relationships may not continue to generate a substantial amount of new traffic on our website, or the revenues generated by these relationships may be insufficient to justify our payment obligations. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies' websites and services. Any decline in the market presence, business or reputation of these online companies' websites and services will reduce the value of these relationships to us and could harm our business.

    We have entered into an arrangement with Yahoo! Inc. under which our site is the exclusive insurance site included in the Yahoo! Insurance Information Center. In the nine months ended September 30, 1999, we received approximately 18% of our website traffic from our online relationship with Yahoo!, and approximately 43% of our traffic from all of our online relationships combined. Our ability to increase our revenues will depend, in part, on increased traffic to our website that we expect to generate through these online relationships.

    Our relationships with online companies typically have a 12-month term and do not provide us with automatic renewal rights upon termination. In addition, these agreements are typically terminable by either party on 30 to 90 days' notice. The termination, nonrenewal or renewal on unfavorable terms of a relationship from which we generate significant traffic to our website, such as our relationship with Yahoo!, would harm our business. Additionally, an online company's failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we receive from the company's site, harming our business.

LAWS AND REGULATIONS THAT GOVERN THE INSURANCE INDUSTRY COULD EXPOSE US, OR OUR PARTICIPATING INSURANCE COMPANIES, OUR OFFICERS, OR AGENTS WITH WHOM WE CONTRACT TO LEGAL PENALTIES IF WE FAIL TO COMPLY, AND COULD REQUIRE CHANGES TO OUR BUSINESS

    We perform functions for licensed insurance companies and are, therefore, required to comply with a complex set of rules and regulations that often vary from state to state. If we fail to comply with these rules and regulations, we, an insurance company doing business with us, our officers, or agents with whom we contract could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could expose us to additional costs, including indemnification of participating insurance companies for their costs, and could require changes to our business or otherwise harm our business. Furthermore, because the application of online commerce to the consumer insurance market is relatively new, the impact of current or future regulations on InsWeb's business is difficult to anticipate.

OUR INTENDED EXPANSION OF OUR BUSINESS WILL SUBJECT US TO ADDITIONAL REGULATIONS WHICH MAY DELAY OR PREVENT OUR EXPANSION AND HARM OUR BUSINESS

    We intend to expand our operations to include new products and services and to offer existing and new products in new jurisdictions within and outside the United States, which may require us to comply with additional laws and regulations. If we fail to adequately comply with these laws and regulations, our ability to offer some of our products or services in a particular jurisdiction could be delayed or prevented and our business could be harmed. For example, we recently introduced our automobile insurance shopping service in several provinces in Canada. This expansion will require us to comply with the laws and regulations of the various provinces or the Canadian national insurance regulatory scheme. Compliance with these laws and regulations and those of other jurisdictions into which we expand may require us to obtain appropriate business licenses, make necessary filings and obtain necessary bonds, appoint foreign agents and make periodic business reports.

IF WE ARE UNABLE TO SAFEGUARD THE SECURITY AND PRIVACY OF CONSUMERS' AND PARTICIPATING INSURANCE COMPANIES' CONFIDENTIAL DATA, CONSUMERS AND INSURANCE COMPANIES MAY NOT USE OUR SERVICES AND OUR BUSINESS MAY BE HARMED

    A significant barrier to electronic commerce and communications is the secure transmission of personally identifiable information of Internet users as well as other confidential information over public networks. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant expenditures to protect against security breaches or to alleviate problems caused by any breaches. To date, we have experienced no breaches in our network security. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as names, addresses, Social Security and credit card numbers, user names and passwords and insurance company rate information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms we use to protect consumers' and insurance companies' confidential information.

UNCERTAINTY IN THE MARKETPLACE REGARDING THE USE OF INTERNET USERS' PERSONAL INFORMATION, OR PROPOSED LEGISLATION LIMITING SUCH USE, COULD REDUCE DEMAND FOR OUR SERVICES AND RESULT IN INCREASED EXPENSES

    Concern among consumers and legislators regarding the use of personal information gathered from Internet users could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. Legislation has been proposed that would limit the uses of personally identifiable information of Internet users gathered online or require online services to establish privacy policies. Many state insurance codes limit the collection and use of personal information by insurance companies, agents, or insurance service organizations. Moreover, the Federal Trade Commission has recently settled a proceeding against one online service that agreed in the settlement to limit the manner in which personal information could be collected from users and provided to third parties.

SYSTEM FAILURES COULD REDUCE OR LIMIT TRAFFIC ON OUR WEBSITE AND HARM OUR ABILITY TO GENERATE REVENUE

    Since launching our online marketplace, we have experienced occasional minor system failures or outages which have resulted in the online marketplace being out of service for a period ranging from several minutes to three hours while our technicians brought backup systems online. We may experience further system failures or outages in the future that could disrupt the operation of our website and could harm our business. Our revenues depend in large part on the volume of traffic on our website and, more particularly, on the number of insurance quotes generated by our website in response to consumer inquiries. Accordingly, the performance, reliability and availability of our website, quote-generating systems and network infrastructure are critical to our reputation and our ability to attract a high volume of traffic on our website and to attract and retain participating insurance companies. Moreover, we believe that consumers who have a negative experience with an electronic commerce website may be reluctant to return to that site. Thus, a significant failure or outage affecting our systems could result in severe long-term damage to our business.

IF WE DO NOT SUCCESSFULLY ENHANCE OR EXPAND OUR TECHNOLOGY INFRASTRUCTURE TO ACCOMMODATE INCREASES IN THE VOLUME OF TRAFFIC ON OUR WEBSITE, OUR WEBSITE MAY NOT PERFORM AT LEVELS THAT ARE SATISFACTORY TO CONSUMERS

    We are continually enhancing and expanding our technology, quote generating systems, network infrastructure and other technologies to accommodate a substantial increase in the volume of traffic on our website. We may be unsuccessful in these efforts or we may be unable to accurately project the rate or timing of increases in the volume of traffic on our website. In addition, we cannot predict whether additional network capacity will be available from third party suppliers as we need it. Also, our network or our suppliers' networks might be unable to timely achieve or maintain a sufficiently high capacity of data transmission to timely process orders or effectively download data, especially if our website traffic increases. Our failure to achieve or maintain high capacity data transmission could significantly reduce consumer demand for our services.

OUR FACILITIES AND SYSTEMS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED LOSSES, AND WE MAY NOT HAVE ADEQUATE INSURANCE TO COVER SUCH LOSSES

    Our computer hardware operations are located in leased facilities in Redwood City. A full backup system is located in Irvine, California. Each of these areas is susceptible to earthquakes. If both of these locations experienced a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins and similar events. If we seek to replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

WE MAY EXPERIENCE TECHNOLOGICAL PROBLEMS OR SERVICE INTERRUPTIONS WITH INDIVIDUAL INSURANCE COMPANIES, WHICH COULD HARM THE QUALITY OF SERVICE ON OUR WEBSITE

    Several of our participating insurance companies have chosen a technical solution that requires that our Web servers communicate with these insurance companies' computer systems in order to perform the filtering and risk analysis functions required to generate quotes. Thus, the availability of quotes from a given insurance company may depend in large part upon the reliability of that insurance company's own computer systems, over which we have no control. A malfunction in an insurance company's computer system or in the Internet connection between our Web servers and the insurance company's system, or an excess of data traffic on that system could result in a delay in the delivery of e-mail quotes or could cause an insurance company that provides instant quotes to go offline until the problem can be remedied. Further, a computer malfunction could cause an insurance company to quote erroneous rates, in which case the insurance company would be required to take itself offline until the malfunction can be corrected. Any technological problems with or interruption of communications with an insurance company's computer systems could materially reduce the number of competing insurance companies available to provide quotes, and therefore the level of service perceived by consumers, on our online marketplace.

OUR RECENT GROWTH HAS PLACED A SIGNIFICANT STRAIN ON OUR MANAGEMENT, SYSTEMS AND RESOURCES, AND WE MAY EXPERIENCE DIFFICULTIES IN MANAGING OUR EXPECTED GROWTH IN THE FUTURE

    We are currently experiencing growth and expansion which has placed, and will likely continue to place, a strain on our administrative, operational and financial resources and increased demands on our systems and controls. If our management is unable to manage this growth effectively, our business will be harmed. This growth has resulted in a continuing increase in the level of responsibility for our management personnel. We anticipate that continued growth will require us to recruit, hire, train and retain a substantial number of new managerial, technical, sales and marketing personnel. Of our 268 employees as of September 30, 1999, 203 have been with us less than 18 months, and we expect that our rate of hiring will continue at a very high pace. Our ability to manage our growth successfully will also require us to continue to expand and improve our operational, management and financial systems and controls on a timely basis.

WE RELY ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND THE INSURANCE INDUSTRY AND TECHNICAL EXPERTISE WOULD BE EXTREMELY DIFFICULT TO REPLACE

    Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, our Chairman, President and Chief Executive Officer. The loss of the services of any of our executive officers or other key employees could harm our business. We have no long-term employment agreements with any of our key personnel other than Mr. Enan, whose employment agreement expires in July 2002. We maintain a $2 million life insurance policy on Mr. Enan that names us as the beneficiary, but maintain no similar insurance on any of our other key employees.

BECAUSE OF INTENSE COMPETITION FOR TECHNICAL PERSONNEL, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL, WHICH COULD SLOW THE PROCESS OF ADDING NEW INSURANCE COMPANIES TO OUR WEBSITE OR OTHERWISE HARM OUR BUSINESS

    Our future success depends on our continuing to attract, retain and motivate highly skilled employees, particularly with respect to technology development and implementation, including integration of insurance companies into our online marketplace. If we are not able to attract and retain new personnel, particularly to expand our technology development and implementation team, our business will be harmed. The implementation of new insurance companies on our site is a technologically complex and labor-intensive process. Accordingly, any difficulty we face in attracting and retaining talented development and implementation personnel could slow the process of adding new insurance companies to our online marketplace and therefore limit our ability to increase the attractiveness of our services to consumers. Competition for personnel in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

OUR SUCCESS DEPENDS ON CONTINUED GROWTH OF ELECTRONIC COMMERCE, WHICH MAY NOT ACHIEVE BROAD ACCEPTANCE BY CONSUMERS

    Our future revenues and profits are substantially dependent upon the widespread acceptance and use of the Internet by consumers as an effective medium for commerce. Rapid growth in the use of the Internet is a recent phenomenon, and it may not continue, or the Internet may not be adopted as a medium of commerce by a broad base of consumers. If a broad base of consumers do not adopt the Internet as a medium of commerce, our business may fail.

OUR SUCCESS DEPENDS ON THE WILLINGNESS OF CONSUMERS TO SHOP FOR INSURANCE ON THE INTERNET INSTEAD OF BY MORE TRADITIONAL MEANS; CONSUMERS MAY NOT BE WILLING TO DO THIS

    Shopping for insurance on the Internet is a relatively untested concept, and if it does not gain widespread acceptance, our business may fail. Demand and market acceptance for recently introduced services and products on the Internet are subject to a high level of uncertainty, and there are few proven services and products. Our success will depend on our ability to engage consumers who have historically shopped for insurance through traditional distribution channels. In order for us to be successful, many of these consumers must be willing to utilize new ways of conducting business and exchanging information. In addition, a substantial proportion of the consumers who use our website may be using our service because it is new and different rather than because they believe that it offers a better way to shop for insurance. Such consumers may use our service only once or twice and then return to more familiar means of shopping for insurance.

IF THE INTERNET DOES NOT CONTINUE TO DEVELOP AND RELIABLY SUPPORT THE DEMANDS PLACED ON IT BY ELECTRONIC COMMERCE AND OTHER HIGH-VOLUME APPLICATIONS, OUR BUSINESS WILL SUFFER

    The Internet may not become a viable medium for commerce or comparison insurance shopping for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the Internet continues to experience significant growth in the number of users, levels of traffic or networks' capacities for transmitting large amounts of data, the Internet's infrastructure may not be able to support the demands placed upon it. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face additional outages and delays in the future. These delays might include outages and delays resulting from year 2000 readiness issues. If the systems supporting the Internet infrastructure are not year 2000 ready, our business could be seriously harmed. These outages and delays could reduce the level of traffic and therefore the number of consumer insurance inquiries on our website. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet could also result in slower response times and reduced use of the Internet.

REGULATION OF THE INTERNET IS UNSETTLED, AND FUTURE REGULATIONS COULD INHIBIT THE GROWTH OF THE INTERNET AND OTHERWISE HARM OUR BUSINESS

    The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. Furthermore, the growth and development of the market for electronic commerce may prompt the enactment of more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption of additional laws or regulations may inhibit the growth of the Internet as a medium for commerce and comparison insurance shopping, which could, in turn, decrease demand for our services, increase our cost of doing business, or otherwise harm our business. In addition, applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

OUR PLANNED INTERNATIONAL EXPANSION MAY BE DIFFICULT AND WILL EXPOSE US TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS, INCLUDING RECESSIONS IN FOREIGN ECONOMIES, DIFFICULTIES IN COLLECTIONS AND REGULATORY REQUIREMENTS

    A component of our strategy is to expand our international operations. However, our investments in establishing these operations may not produce enough revenue to justify our investments. We have recently entered into a joint venture to develop an online insurance marketplace in Japan through InsWeb Japan K.K., of which we currently own a 25% equity interest. We also recently began offering automobile insurance quoting services in some provinces of Canada. Our international operations are subject to other inherent risks, including:

    - the impact of recessions in foreign economies on the level of consumers' insurance shopping and purchasing behavior;

    - greater difficulty in accounts receivable collection and longer collection periods;

    - unexpected changes in regulatory requirements, particularly with respect to the insurance industry;

    - difficulties and costs of staffing and managing foreign operations;

    - reduced protection for intellectual property rights in some countries;

    - seasonal reductions in business activity during the summer months in Europe and other parts of the world;

    - potentially adverse tax consequences; and

    - political and economic instability.

    To the extent we do business with foreign insurance companies, our international revenues may be denominated in foreign currencies. Accordingly, fluctuations in currency exchange rates may reduce revenues from international sales.

OUR PLANNED INTERNATIONAL EXPANSION MAY BE UNSUCCESSFUL AS A RESULT OF OUR LIMITED EXPERIENCE WITH INTERNATIONAL OPERATIONS

    We have limited experience with the insurance industry outside the United States and with marketing and selling our products and services internationally. Accordingly, our planned international expansion may not be successful. We cannot be sure that we will be able to attract insurance companies in these or other jurisdictions or that we will be able to successfully adapt our online insurance marketplace model to the regulatory system of, and insurance products and services offered in, these jurisdictions. In addition, competitors which have greater local market knowledge or regulatory understanding may exist or arise in other markets and impede our ability to successfully expand in these markets.

OUR ENTRY INTO ADDITIONAL INTERNATIONAL MARKETS WILL REQUIRE SIGNIFICANT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES, WHICH MAY LESSEN OUR ABILITY TO MANAGE OUR EXISTING BUSINESS EFFECTIVELY

    Our entry into additional international markets will require significant management attention and financial resources, which may lessen our ability to manage our existing business effectively. Entry into new markets will involve increases in the level of responsibility of our management personnel. It may also require us to hire additional management personnel and integrate them with our existing management team. Our ability to successfully enter into additional markets will also require us to continue to expand and improve our operational and management systems. If our management is unable to manage this process effectively, or if expenses associated with such expansion are not offset by revenues from such markets, our business will be harmed.

ANY ACQUISITIONS THAT WE UNDERTAKE, INCLUDING OUR RECENT ACQUISITION OF BENELYTICS, INC., COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND HARM OUR OPERATING RESULTS

    We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. For example, in December 1998, we acquired Benelytics, Inc., a developer of employee health benefits selection and management software and reference data products. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management's time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition, including Benelytics, may not be realized. We currently do not have any understandings, commitments or agreements with respect to any other material acquisition, and we are not currently pursuing any other material acquisition. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. For example, in connection with the Benelytics acquisition, we recorded $7.3 million in goodwill, which will be amortized over a period of three years, and $1.4 million to software and other intangible assets, which will be amortized over two years.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

    We regard our intellectual property as critical to our success. We rely on trademark, copyright and trade secret laws to protect our proprietary rights. We have registered the INSWEB mark in the U.S. and have also applied for registration in the U.S. of the InsWeb logo and the marks InsWeb.com, Simplifying Your Insurance Decisions, Where You And Your Insurance Really Click, EAgent, Benelytics and Powered by InsWeb. We have also applied for registration of the InsWeb logo and the marks InsWeb and InsWeb.com in several foreign jurisdictions, including Japan and Korea. We have patent applications on file in the U.S. Our trademark registration and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply.

WE MAY BE SUBJECT TO CLAIMS FOR INFRINGEMENT OF INTELLECTUAL PROPERTY, WITH OR WITHOUT MERIT, WHICH COULD BE COSTLY TO DEFEND OR SETTLE

    We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. We have been subject to infringement claims in the ordinary course of business, including claims of alleged infringement of the patent and trademark rights of third parties by us and companies with which we have business relationships. Any claims of this type, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention and resources or require us to enter into royalty or license agreements. License agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

WE INCORPORATE THIRD-PARTY TECHNOLOGIES AND SERVICES INTO OUR ONLINE MARKETPLACE, AND IF THE PROVIDERS OF THESE TECHNOLOGIES AND SERVICES FAIL IN A TIMELY MANNER TO DEVELOP, LICENSE OR SUPPORT TECHNOLOGY NECESSARY TO OUR SERVICES, MARKET ACCEPTANCE OF OUR ONLINE MARKETPLACE COULD BE HARMED

    We have incorporated technology developed by third parties into our online marketplace, and we will continue to incorporate third-party technology in our future products and services. We have limited control over whether or when these third-party technologies will be developed or enhanced. If a third-party fails to timely develop, license or support technology necessary to our services, market acceptance of our online marketplace could be harmed.

IF OUR INTERNAL SYSTEMS, OR THE INTERNAL SYSTEMS OF OUR PARTICIPATING INSURANCE COMPANIES OR OTHER ONLINE COMPANIES, ARE NOT YEAR 2000 READY, THE OPERATION OF OUR WEBSITE COULD BE DISRUPTED AND OUR BUSINESS COULD BE SERIOUSLY HARMED

    Many existing computer programs and installed computer systems include computer code that uses only two digits to identify a year. These systems could fail to function or produce delayed or erroneous results if they interpret "00" to mean 1900 rather than 2000. As a result of this problem, commonly referred to as the "year 2000" problem, older computer programs or systems may need to be upgraded or replaced. Any failure of our internal systems, the systems that carry Internet traffic on our online marketplace or those of our participating insurance companies or online companies with which we have relationships as a result of the year 2000 problem could harm our business.

    We know of no practicable way to overcome a third-party system failure or a failure of the systems that carry Internet traffic. Because of this view, and because we believe that our own mission-critical systems are year 2000 compliant, we have not developed and do not intend to develop contingency plans to address our potential worst-case scenarios associated with a failure of such systems related to the year 2000 problem. Any such failure could result in a significant slowdown in the rate at which traffic is transmitted to or from our website, a reduction in the traffic that is directed to our website by other online companies, or a temporary shutdown of our online marketplace, any of which would materially harm our business. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness."

OUR STOCK PRICE MAY FLUCTUATE WIDELY, AND INTERNET STOCKS IN PARTICULAR HAVE BEEN EXTREMELY VOLATILE

    The trading price of our common stock has been highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products or new contracts by us or our competitors, conditions and trends in the electronic commerce and insurance industries, changes in financial estimates by securities analysts, general market conditions and other factors. The trading prices of many Internet stocks have experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These fluctuations may continue and could harm our stock price. Any negative change in the public's perception of the prospects of Internet or electronic commerce companies could also depress our stock price regardless of our results.

DELAWARE LAW AND OUR CHARTER DOCUMENTS CONTAIN PROVISIONS THAT COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER, EVEN IF SUCH A TRANSACTION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS

    Provisions of Delaware law and our certificate of incorporation and bylaws could make more difficult the acquisition of us by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    InsWeb's exposure to market risk for changes in interest rates relates primarily to InsWeb's investment portfolio. InsWeb places its investments with high credit issuers in short-term securities with maturities of three to twenty four months. The average maturity of the portfolio is expected not to exceed twelve months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. InsWeb has no investments denominated in foreign country currencies and therefore its investment portfolio is not subject to foreign exchange risk.

PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

    The effective date of InsWeb's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-78095) relating to InsWeb's initial public offering of its Common Stock, was July 22, 1999. A total of 5,750,000 shares of InsWeb's common stock were sold to an underwriting syndicate, including 750,000 shares sold upon exercise of the underwriters' over-allotment option. The managing underwriter was Goldman, Sachs & Co. The offering commenced and completed on July 22, 1999, at an initial public offering price of $17.00 per share. The initial public offering resulted in gross proceeds of $97.8 million, $6.8 million of which was applied to the underwriting discount and approximately $1.3 million of which was applied to related expenses. As a result, net proceeds of the offering to InsWeb were approximately $89.6 million. Net proceeds of the initial public offering are being used to promote InsWeb's brand, expand InsWeb's sales and marketing and for working capital. $34.7 million of the net proceeds were applied to cash and cash equivalents while $54.9 million was invested in short-term, interest-bearing, investment-grade securities. None of the net proceeds of the offering were paid by InsWeb, directly or indirectly, to any director, officer or general partner of InsWeb or any of their associates, or to any persons owning ten percent or more of any class of InsWeb's equity securities, or any affiliates of InsWeb.

Item 6. Exhibits and Reports on Form 8-K.

                        EXHIBITS
         (A)            --------
                        27.1       Financial Data Schedule

                               INSWEB CORPORATION
                                  (REGISTRANT)

Dated: November 12, 1999                       /s/ STEPHEN I. ROBERTSON
                                               --------------------------------------------
                                               Stephen I. Robertson
                                               Chief Financial Officer

                                 EXHIBIT INDEX

       EXHIBIT
---------------------
 27.1                   Financial Data Schedule