Form 10-K
period 1999-12-31
INSWEB CORP
filed 2000-03-30
CIK 1077370

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM              TO

                         COMMISSION FILE NUMBER 0-26083
                            ------------------------

                               INSWEB CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                             94-3220479
 (State or other jurisdiction                (I.R.S. Employer
              of                           Identification No.)
Incorporation or organization)

              901 MARSHALL STREET, REDWOOD CITY, CALIFORNIA 94063
                    (Address of principal executive offices)

                                 (650) 298-9100
              (Registrant's telephone number, including area code)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED
              -------------------                     ------------------------------------
                     NONE                                             NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of registrant's voting and non-voting common equity held by nonaffiliates of registrant, based upon the closing sale price of the common stock on March 17, 2000, as reported on the Nasdaq National Market, was approximately $133,283,000. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    Outstanding shares of registrant's common stock, $0.001 par value, as of March 17, 2000: 35,006,062.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the definitive Proxy Statement for registrant's 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    THIS REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND OUR POTENTIAL FINANCIAL PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM WHAT WE SAY IN THIS REPORT. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, OUR ABILITY TO GENERATE SIGNIFICANT REVENUES FROM OUR CORE BUSINESS; OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY; OUR RELIANCE ON AUTOMOBILE INSURANCE; OUR ABILITY TO EXPAND OUR OPERATIONS; OUR RELIANCE ON A LIMITED NUMBER OF INSURANCE COMPANIES FOR OUR CURRENT REVENUES; AND THE SUCCESS OF OUR ONLINE RELATIONSHIPS IN ATTRACTING CONSUMERS TO OUR WEBSITE. WE MORE FULLY DISCUSS THESE AND OTHER RISK FACTORS IN "ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS--RISK FACTORS" AND ELSEWHERE IN THIS REPORT, IN OUR REGISTRATION STATEMENT ON FORM S-1 (333-78095), AS AMENDED, ORIGINALLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 23, 1999 AND IN OUR OTHER FILINGS WITH THE SEC.

ITEM 1.  BUSINESS

OVERVIEW

    InsWeb operates a leading online insurance marketplace that enables consumers to comparison shop online and obtain insurance company-sponsored quotes for a variety of insurance products, including automobile, term life, homeowners, renters, home warranty, individual health, small group health and Medicare supplement insurance. InsWeb's marketplace capitalizes upon the advantages of the Internet to directly link consumers and insurance companies, providing consumers with the insurance they need and insurance companies with the customers they want. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with more than 54 insurance companies to develop a sophisticated, integrated online delivery platform. InsWeb's platform enables consumers to efficiently research insurance-related topics, search for, analyze and compare insurance products, and apply for and receive insurance company-sponsored quotes for actual coverage. In addition, InsWeb provides insurance companies with pre-qualified consumers at substantially lower acquisition costs as well as the scalable, cost-efficient distribution capabilities of InsWeb's Internet-based model.

INDUSTRY BACKGROUND

    ELECTRONIC COMMERCE

    The Internet has emerged as a global medium for communication, information and commerce. International Data Corporation estimates that there were 239 million Internet users worldwide at the end of 1999 and anticipates this number will grow to approximately 602 million users by the end of 2003. The Internet possesses a number of unique characteristics that differentiate it from traditional media and methods of commerce:

    - users are able to quickly and easily communicate or access information without geographic or temporal limitations;

    - companies can more cost-effectively and efficiently reach and serve a large and global group of customers electronically from a central location;

    - companies can provide personalized, low-cost and real-time customer interaction;

    - users enjoy greater convenience and privacy and face less sales pressure;

    - users can access a vast amount of information regarding the pricing, quality and specifications of products and services; and

    - companies can easily obtain demographic and behavioral data about customers, increasing opportunities for direct marketing and personalized services.

    As a result of these unique characteristics and the Internet's growing adoption rate, businesses have a tremendous opportunity to conduct commerce over the Internet. International Data Corporation estimates that commerce over the Internet will increase from approximately $130 billion worldwide in 1999 to approximately $1.6 trillion in 2003. While many companies initially focused on facilitating and conducting transactions between businesses over the Internet, more recently, companies have increasingly used the Internet for a wide variety of consumer transactions, beginning with the distribution of commodity products, including books, CDs and videocassettes. As consumers have begun to recognize the advantages of electronic commerce and have become more comfortable with the reliability and security of the Internet, companies have begun to offer more complex products and services online. This trend has continued with the proliferation of online financial services, beginning with comparatively simple electronic banking transactions, progressing in complexity to stock trading and mortgage lending and more recently extending to insurance products and services.

    THE TRADITIONAL MARKET FOR INSURANCE IN THE UNITED STATES

    According to A.M. Best, in 1998 the insurance market in the United States totaled more than $875 billion of direct premiums written. Approximately half of this market consists of personal insurance products such as automobile, homeowners, term life and health insurance, which are sold to consumers by insurance companies that compete, state-by-state, primarily on the basis of price and service. Insurance companies have traditionally used one of three separate and distinct distribution channels to market their products and services: independent agents, exclusive agents and direct marketing.

    Until the 1970s, the distribution of insurance products was dominated by independent agents, who solicited and sold insurance on behalf of a broad array of companies from which they received commissions. Historically, these agents were able to offer consumers the ability to comparison shop by providing access to information regarding policies available from multiple companies who accounted for a substantial majority of the policies being sold at that time. According to Conning and Company, Inc., however, the market share of independent agency-based insurance companies for the sale of personal lines of insurance decreased to 53% by 1972 and to 33% by 1996. Insurance companies representing the remainder of the market distribute their products either through exclusive agents, who offer only one company's products, or directly to consumers through mass marketing techniques such as direct mail and telephone solicitation.

    The fragmentation of the insurance industry into independent agent, exclusive agent and direct distribution channels has made comparison shopping across a broad range of insurance companies an extremely difficult and frustrating experience for the consumer. Because of this fragmentation, there is no single source where consumers can access information regarding the products and services of a competitive sample of insurance companies. In addition, many insurance products are complex and combine coverage for multiple risks, making it difficult for the consumer to compare products on an "apples-to-apples" basis. Price variability among insurance carriers is often significant. For example, publicly-filed insurance rates posted on the California Department of Insurance website in June 1999 show that, within some of the major metropolitan areas in California, for the same consumer, there was up to a 160% price differential for homeowners insurance premiums, a 408% differential for automobile insurance premiums and a 415% differential for renters insurance premiums. Consumers are often unaware of the extent of this potential price variability because effectively comparing quotes requires them to undertake the difficult and time-consuming task of separately contacting several companies and agents, filling out multiple applications and facing repeated sales pressure, with no guarantee of achieving their objective of a meaningful comparison.

    For insurance companies, regardless of the distribution channel they employ, the cost of acquiring and servicing customers remains a substantial expense and reduces profitability. Just finding the customers who fit within the company's specific targeted risk profiles is a very expensive and time-consuming process, requiring inefficient advertising and marketing techniques that necessarily target an overly broad range and large number of potential customers. Once these customers are identified, significant additional resources are usually required to effect a sale.

    The combination of these factors has led to an inefficient market that benefits neither the consumer nor the insurance company. Prices are high, comparison shopping is extremely difficult and the substantial costs of customer acquisition and servicing continue to put pressure on profitability.

    MARKET OPPORTUNITY FOR ONLINE INSURANCE

    According to Forrester Research, the market penetration for sales of personal insurance products which are researched and selected online, but purchased through any distribution channel, is expected to grow from $1.0 billion of personal insurance sales in 1999 to over $14.0 billion in 2004, an annual growth rate of 70%. Insurance products are ideally suited to an Internet-based distribution and servicing model for the following reasons:

    - insurance products are information-based, thus requiring no physical delivery or warehousing;

    - complex insurance products can be made more understandable through readily accessible supporting information and glossaries;

    - through a single medium, consumers can access information regarding, and compare the products of, insurance companies using any of the three traditional distribution channels;

    - consumers can compare the terms, conditions and exact coverages of various insurance products at their own pace, without sales pressure;

    - customer data can be efficiently captured through a website, allowing real-time automated underwriting and streamlined overall processing; and

    - insurance companies can reduce the high costs associated with distribution and servicing through traditional channels.

    The Internet can be used in a variety of ways to provide consumers with an accessible source of pricing and explanatory information on insurance products and services and provide insurance companies with a cost-effective means of acquiring and servicing customers. To date, most efforts at using the Internet to achieve these objectives have employed one of the following three models, none of which fully capitalizes upon the inherent advantages of Internet-based distribution:

    - SINGLE INSURANCE COMPANY WEBSITE. Many insurance companies have implemented their own proprietary websites to provide quotes and services. These websites can be convenient for consumers and allow potential cost savings for insurance companies; however, they typically provide no comparative shopping opportunity for the consumer and each insurance company is required to bear all of the initial and ongoing technology and marketing costs related to its website.

    - WEB-BASED INFORMATION DELIVERY. Several companies have established websites that utilize publicly available rate data from generic filings made by insurance companies with state regulators to provide estimated quotes for a number of insurance companies. While offering online access to information and the appearance of comparison shopping and requiring no involvement on the part of insurance companies, this model affords no real online transactional capability. The estimated quotes may differ significantly from the price of any coverage actually offered by the insurance companies, and some companies for whom estimated quotes are given may not be willing to insure the consumer at all. In any case, the consumer must still go through the tedious process of completing separate applications for each insurance company in order to receive an actual quote.

    - WEB-ASSISTED AGENCY DISTRIBUTION. A third online model provides an Internet-based distribution channel for traditional insurance agencies. This model allows some limited comparison shopping and requires minimal investment on the part of the agency. However, like the information delivery model described above, the quotes provided are estimates that have not been approved by the insurance company and the consumer must work through the traditional agency process to receive a firm quote. In addition, the consumer does not have access to the products of insurance companies that choose not to distribute their products through independent agents, which represent approximately two-thirds of the personal insurance market. Because the agencies must process applications in the traditional way and must add additional personnel to process additional applications, there is little opportunity to use technology to reduce costs.

    InsWeb believes that, while each of these models brings some benefits to consumers and insurance companies, none adequately capitalizes on the powerful advantages of the Internet. In order to accomplish this, InsWeb believes that a model is needed that directly links consumers and insurance companies, allowing consumers to compare insurance company-sponsored quotes for actual coverage from a variety of companies on an apples-to-apples basis and enabling insurance companies to take full advantage of the cost-saving potential of the Internet.

THE INSWEB SOLUTION

    InsWeb has developed an online marketplace for insurance products and services that fully capitalizes upon the advantages of the Internet to directly link consumers and insurance companies, providing consumers with the insurance they need and insurance companies with the customers they want. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a broad array of insurance companies to develop a sophisticated, integrated online delivery platform. InsWeb's platform enables consumers to efficiently research insurance-related topics, search for, analyze and compare insurance products and apply for and receive insurance company-sponsored quotes for actual coverage. In addition, InsWeb provides insurance companies with a flow of pre-qualified consumers at substantially lower acquisition costs as well as an Internet-based model that is largely automated and therefore cost-efficient and scalable, allowing substantial increases in the number of transactions on the online marketplace with minimal increases in costs.

    BENEFITS TO CONSUMERS

    ONE-STOP COMPARISON SHOPPING FOR MULTIPLE PRODUCTS. InsWeb provides an online marketplace through which consumers can choose among products offered by insurance companies using all three traditional distribution channels. To date, InsWeb has developed relationships with 54 leading insurance companies throughout the U.S. A consumer shopping for an insurance product at InsWeb's online marketplace can receive quotes from InsWeb's participating insurance companies who offer the product in the consumer's state. Consumers can receive quotes for automobile, homeowners/renters, health and term life insurance products in an unbiased marketplace in which consumers make their own decisions based on the reputation of the insurance company, the level of coverage and the price of the product being offered. Consumers save time, effort and money by avoiding the need to contact and complete applications with multiple insurance companies and agents.

    ACCURATE, INSURANCE COMPANY-SPONSORED QUOTES. InsWeb works directly with participating insurance companies to automate their data capture--I.E., the processes by which they receive consumer data; underwriting--I.E., the evaluation of consumer data to determine which consumers they are willing to insure; rating--I.E., determining a price quote based on a consumer's data; and quote generation--I.E., electronic presentation of price quotes to consumers. As a result, InsWeb provides consumers accurate, insurance company-sponsored quotes for actual insurance coverage. By contrast, the quotes provided by most online quotation and information services are estimated primarily from insurance companies' public rate filings, and consumers using these services may find their actual premium to be significantly different from the initial quote they received, if the quoted company is willing to insure them at all. InsWeb believes that online consumers expect accurate quotes for actual coverage and is committed to working directly with insurance companies to meet that expectation.

    EASE OF USE. InsWeb offers consumers who want to purchase insurance a variety of helpful information in an easy-to-use format. At the click of a mouse, consumers can access educational materials on insurance, including answers to frequently asked questions, a glossary, informative articles and ratings of insurance companies. InsWeb also provides its customers with interactive website features to assist them in analyzing the type and amount of insurance coverage that is most suitable for their needs. InsWeb enables consumers to update and store their profiles after each interaction, so that repeated visits are more productive.

    CONVENIENCE AND CONTROL. InsWeb provides consumers with the convenience of shopping from home or office, 24 hours a day, 7 days a week. InsWeb rapidly responds to consumer inquiries with insurance company-sponsored quotes. InsWeb's technology and systems are designed to seamlessly and automatically feed the consumer's data to the insurance company, helping minimize the time and effort required to consummate a transaction. Through InsWeb's online tools and analyzers, consumers can assess and manage their insurance needs on their own. Consumers do not face any sales pressure and may proceed at their own pace, knowing that their information will be safely and privately stored by InsWeb so that future sessions can be conducted without the need to reenter the information. InsWeb is a member of the Online Privacy Alliance and a licensee of the TRUSTe Privacy Program and adheres to their standards regarding the protection of the confidential information of online consumers. See "--Privacy Policy."

    BENEFITS TO INSURANCE COMPANIES

    LOWER COSTS OF CUSTOMER ACQUISITION AND SERVICE. InsWeb's sophisticated, integrated technology platform allows each insurance company to offer its products online regardless of the traditional distribution channel that the company employs. The information systems of InsWeb's participating insurance companies are closely integrated with InsWeb's website, enabling them to fully capitalize on the advantages of its Internet-based distribution model. Because consumers are pre-screened, insurance companies do not waste resources on unqualified applicants. In addition, the efficiency and scalability of InsWeb's Internet-based distribution model allows insurance companies to screen and underwrite additional customers at minimal marginal cost. For insurance companies that utilize agents, InsWeb frees up agent time and resources for more productive, value-added uses, such as closing business and servicing customers.

    ENHANCED ACCESS TO NEW QUALIFIED CUSTOMERS. InsWeb enables insurance companies to take advantage of the Internet as part of their strategy to accelerate growth and improve their market share. InsWeb provides insurance companies with a flow of new customers that have been pre-screened based on each company's unique selection criteria. By participating in InsWeb's online insurance marketplace, insurance companies gain access to a growing population of technology-oriented consumers who are increasingly turning to the Internet as a preferred means of researching and purchasing products and services. InsWeb offers insurance companies the ability to benefit from the growth of the Internet and changes in consumer purchasing behavior, as well as improve their competitive position in attracting desirable new customers.

    RAPID MARKET FEEDBACK. InsWeb's advanced technology platform enables insurance companies to obtain rapid feedback on their comparative performance within the InsWeb insurance marketplace. This information allows insurance companies to more quickly and easily adjust their product offerings to add or remove particular products, change product features, adjust underwriting criteria and distribute current information to prospective customers. InsWeb believes that this access to market feedback offers its participating insurance companies a competitive advantage over other insurance companies.

    IMPROVED UNDERWRITING PROFITABILITY AND PRODUCT INNOVATION. Through InsWeb, insurance companies can acquire and service customers at lower costs. Reduced customer acquisition and servicing costs enable insurance companies to underwrite their existing products more profitably and potentially to expand their product offerings, since reduced costs may allow them to profitably underwrite more and varied risks. In addition, InsWeb's database of consumer information and behavior provides insurance companies with the ability to more frequently and easily evaluate the comparative attractiveness of their existing products, as well as the potential means to develop new products focused on previously unknown or unreachable market opportunities.

INSWEB'S STRATEGY

    InsWeb's strategy is to capitalize upon its expertise, technology and relationships to provide the leading online insurance marketplace for consumers and insurance companies. The key elements of InsWeb's strategy include:

    ENHANCE THE COMPARATIVE SHOPPING EXPERIENCE FOR CONSUMERS. InsWeb's objective is to provide consumers and small businesses with a comprehensive selection of insurance products and services. To achieve this objective, InsWeb intends to:

    - add additional insurance companies to the InsWeb online insurance marketplace;

    - increase the number of states where its participating insurance companies offer coverage online;

    - work with its participating insurance companies to expand the products and services they offer through the InsWeb online insurance marketplace;

    - work with both new and existing insurance companies to offer consumers more instant online quotes;

    - offer products and services to small businesses; and

    - expand its geographic coverage outside of the United States.

While expanding its products and services, InsWeb intends to continue to provide the highest quality customer service and to enhance the overall user experience on its website.

    BUILD STRONG RELATIONSHIPS AND EXTENSIVE TECHNOLOGY INTEGRATION WITH INSURANCE COMPANIES. InsWeb believes that its combination of extensive technology integration, industry expertise and strong relationships with insurance companies provides significant competitive advantages. Integrating each insurance company into the InsWeb platform presents unique technical and operational challenges and, therefore, requires a close working relationship between the insurance company and InsWeb. Following the development process, InsWeb's implementation and technology teams continue to work closely with each insurance company on an ongoing basis to integrate InsWeb's infrastructure with each insurance company's systems. InsWeb responds to each insurance company's unique needs for integration and program development by offering a full array of services, from software integration to change management and electronic commerce strategy development. InsWeb also provides insurance companies with performance feedback through its extensive consumer and transaction database. InsWeb intends to continue to strengthen its relationships with participating insurance companies and to work closely with newly added insurance companies to integrate their systems with its infrastructure.

    REDUCE CUSTOMER ACQUISITION AND SERVICING COSTS. InsWeb intends to continue to develop technology-based solutions aimed at reducing the overall customer acquisition and servicing costs of insurance companies. By focusing on the continued development of its fully integrated, scalable technology platform, InsWeb intends to enable insurance companies to better target and reach prospective customers and realize economies of scale not attainable through traditional insurance distribution channels or other Internet-based distribution models. By continually incorporating and upgrading fully automated processes for data capture and delivery, filtering, rating and quote generation, InsWeb believes that it can significantly reduce customer acquisition costs. InsWeb intends to continue to work with insurance companies in exploring additional ways to utilize the InsWeb platform to further reduce the costs associated with acquiring and servicing customers.

    LEVERAGE ITS TECHNOLOGY PLATFORM AND EXTENSIVE CONSUMER DATABASE. InsWeb has invested significant resources to develop and deploy its technology platform, as well as its extensive consumer and transaction database. InsWeb intends to leverage these assets to enhance the breadth and value of its product and service offerings. Specifically, InsWeb intends to:

    - leverage its technology platform and consumer database to create opportunities for insurance companies to expand their product offerings;

    - continue to license its technology to selected insurance companies and financial institutions to allow these companies to provide quoting functionality on their websites;

    - continue to provide insurance companies with rapid market feedback on new product configurations and market performance; and

    - leverage its technology platform to provide additional services to consumers and insurance companies.

    EXPAND BRAND AWARENESS AND PRESENCE. InsWeb intends to continue to use both offline and online marketing campaigns to maximize consumer awareness and enhance its brand recognition. InsWeb's objective is to become the preferred online marketplace for insurance products and services. InsWeb will continue to carefully target online companies with strong market reach, such as major portals, as well as online companies that are a likely source of insurance shoppers, such as personal finance, automobile purchase or mortgage origination websites. Where appropriate, InsWeb intends to form co-branded relationships with full or limited InsWeb functionality.

THE INSWEB ONLINE INSURANCE MARKETPLACE

    The InsWeb online insurance marketplace is a Web-based marketplace that links consumers directly with insurance companies and enables comparison shopping for insurance coverage in a convenient and pressure-free environment. Consumers visiting the InsWeb online insurance marketplace can receive insurance company-sponsored quotes for actual coverage for a variety of insurance products, and also can use a variety of InsWeb's interactive website features and insurance-related information to assist them in determining the type and amount of insurance coverage that is most suitable for their needs. Consumers can also access their personal insurance profile, allowing them to retrieve insurance information stored during previous visits.

    THE QUOTE GENERATION AND PURCHASE PROCESS

    The quote generation and purchase process involves the following steps:

    - data entry by the consumer;

    - electronic underwriting;

    - electronic rating and generation of price quotes;

    - presentation of quotes to the consumer;

    - delivery of leads to the insurance companies; and

    - subsequent purchase of the insurance policy.

    Quotes obtained through the online marketplace are free to consumers, while participating insurance companies pay transaction fees to InsWeb generally based on the delivery of qualified leads.

    DATA ENTRY. To initiate a shopping session, a consumer completes an online form that requests information such as the consumer's age, address and coverage requirements, a process that InsWeb estimates takes approximately 10 to 25 minutes, depending on the type of insurance sought and the complexity of the consumer's profile. The quote form captures a comprehensive set of information designed to address each of the participating insurance companies' filtering and rating criteria. To assist consumers in evaluating and fulfilling their insurance needs, InsWeb provides consumers a variety of interactive website features and insurance-related information. In addition, InsWeb provides online help throughout the data entry process. The consumer is required to complete only one form to obtain quotes for a particular type of insurance from all participating companies offering that type of insurance in the consumer's state. Throughout the data entry process, consumers are presented with the option of saving their data into their personal insurance profile. Consumers who are returning to the online marketplace can simply enter their user name and password to retrieve information they entered during previous visits. This information can be used to automatically complete portions of the quote form for other insurance products. Because the information insurance companies use to filter, rate and provide quotes to a consumer is entered directly by the consumer, the insurance companies can reduce or eliminate the expense associated with collecting consumer data. Moreover, information entered directly by consumers typically contains fewer errors than information provided orally to an agent or insurance company representative, who must then enter that information manually into the insurance company's system.

    UNDERWRITING. InsWeb's software uses criteria set by each participating insurance company to analyze a consumer's data and determine whether it fits within the company's targeted risk profiles. InsWeb's system can provide rapid feedback to an insurance company regarding the impact that particular criteria are having on the number of leads being directed to that company, and also permits individual criteria to be easily added or removed. Electronic underwriting eliminates the expense of screening and quoting risks that an insurance company ultimately may not want to accept. Electronic underwriting also ensures that consumers are only presented with quotes from companies who are interested in doing business with them. For a consumer who is not offered coverage by an insurance company, no quote from that company is presented, thus preserving the insurance company's opportunity to do business with the consumer in the future.

    RATING. InsWeb's rating process compares a consumer's data against criteria used in an insurance company's underwriting process to generate insurance company-sponsored quotes. InsWeb integrates each of its participating insurance companies' rating criteria into its online marketplace through one of several rating solutions, depending on the company's preference. These solutions include:

    - a customized interface between InsWeb's site and the company's own rating engine, which may be housed on the company's legacy system or at InsWeb's facility;

    - an interface between InsWeb's site and a third-party rating engine of the company's choice; or

    - an integration of the company's rating criteria into one of InsWeb's proprietary rating engines.

In each case, the rating process is developed in conjunction with the participating insurance company.

    PRESENTATION OF QUOTES. After a consumer has completed the form for a particular product and requested quotes, the consumer is presented with a "quote pad." The quote pad contains the logos of insurance companies interested in providing quotes, along with prices for the companies offering instant quotes. The quote pad also informs the consumer which companies will provide quotes on a delayed basis, either via e-mail, mail or telephone. The response method varies among insurance products and companies. Currently, substantially all term life and health quotes are provided through instant quotes, while most quotes for automobile insurance are delivered by e-mail. InsWeb is working with its participating insurance companies to increase implementation of instant quoting capability.

    DELIVERY OF LEADS. InsWeb's participating insurance companies pay transaction fees to InsWeb generally based on the delivery of qualified leads. Qualified leads are produced in two ways: for insurance companies providing instant online quotes, a qualified lead is produced when a consumer clicks to request insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when a consumer clicks to request the quote itself. In either case, InsWeb is paid a transaction fee whether or not the consumer actually purchases a policy. Once a lead is generated by the consumer's request for an application or offline quote, InsWeb transmits the lead to the selected insurance company by e-mail, file transfer or direct connection to the insurance company's information system. InsWeb provides each participating insurance company with custom-formatted lead information based on the company's individual requirements.

    PURCHASE OF POLICY. After InsWeb generates and delivers a qualified lead, insurance companies may respond directly to the interested consumer by e-mail, mail or telephone to close the purchase of the policy or direct the lead to an agent for follow-up. This portion of the transaction does not require further involvement by InsWeb, although InsWeb monitors insurance company responses and works with companies and agents to ensure that they are responding to leads generated from the online insurance marketplace in a timely fashion. In addition, InsWeb will perform the closing services, in both a traditional agency and an online setting, for some participating insurance companies.

    CUSTOMER CARE. InsWeb provides assistance to consumers throughout the data entry, quote-generation, delivery and purchase process through embedded help icons, which link to explanations of the various steps in the process and through e-mail support. In August 1999, InsWeb introduced its Customer Care Center to provide additional help to consumers working through the process of shopping for insurance online. The Customer Care Center provides additional consumer assistance through real-time chat and live telephone support.

    AGENCY OPERATIONS

    InsWeb, through its licensed affiliate, began providing closing services comparable to traditional insurance agencies in October 1999. These closing services include advising consumers about coverage options, confirming consumer information, selling the policy, and taking a premium deposit. The InsWeb affiliate receives a percentage of the premium for each policy sold. The agency operations were initially limited to closing business on behalf of four auto insurance companies in the state of California, but are intended to expand to other states and product lines in 2000. Ten individual agents are employed by the affiliate to perform these services.

    PRODUCTS AND SERVICES

    Insurance companies participating in InsWeb's online insurance marketplace offer automobile, term life, homeowners, renters, and individual and small group health insurance, as well as motorcycle insurance, and fixed annuities.

    AUTOMOBILE INSURANCE. Automobile insurance comprises the largest segment of the consumer insurance market, and, to date, has accounted for most of the consumer traffic on InsWeb's online marketplace and a substantial majority of its revenues. InsWeb believes that, for the foreseeable future, most of its consumer traffic will continue to be generated by prospective purchasers of automobile insurance. The number of automobile insurance companies participating in the InsWeb online marketplace has grown rapidly; since January 1997, the number of participating insurance companies has grown from two to 31. The following table shows, as of March 31, 2000, the percentage of the U.S. population residing in states where at least two companies offer automobile insurance quotes on the InsWeb online marketplace:

                                                           PERCENTAGE OF U.S. POPULATION
NUMBER OF COMPANIES                                           RESIDING IN STATES AND
OFFERING AUTO QUOTES                    NUMBER OF STATES       JURISDICTIONS COVERED
--------------------                    ----------------   -----------------------------
2 or more.............................   46 plus D.C.                   94.8%
3 or more.............................        37                        85.5%
4 or more.............................        25                        72.5%
5 or more.............................        18                        55.9%

    TERM LIFE INSURANCE. InsWeb began offering term life insurance quotes in April 1996 through a single insurance company. The InsWeb online marketplace currently offers comparative quotes for term life insurance from six or more companies in all 50 states plus D.C. The following table shows, as of March 31, 2000, the percentage of the U.S. population residing in states where at least six companies offer term life insurance quotes on the InsWeb online marketplace:

                                                           PERCENTAGE OF U.S. POPULATION
NUMBER OF COMPANIES                                           RESIDING IN STATES AND
OFFERING TERM LIFE QUOTES               NUMBER OF STATES       JURISDICTIONS COVERED
-------------------------               ----------------   -----------------------------
6 or more.............................   50 plus D.C.                  100.0%
7 or more.............................   49 plus D.C.                   93.3%
8 or more.............................   48 plus D.C.                   92.9%

    INDIVIDUAL HEALTH INSURANCE. InsWeb began offering individual health insurance quotes in August 1998. Individual health insurance is available in the form of preferred provider organization plans, health maintenance organization plans and traditional indemnity plans. As of March 31, 2000, the InsWeb online marketplace offered quotes for individual health insurance from at least one insurance company in 40 states plus D.C. (representing 85.1% of the population) and two insurance companies in 25 states (representing 69.1% of the population).

    HOMEOWNERS/RENTERS INSURANCE. InsWeb began offering homeowners and renters insurance quotes in July 1998. As of March 31, 2000, the InsWeb online marketplace offered quotes for homeowners insurance from at least one insurance company in 49 states plus D.C. (representing 98.8% of the population), two or more insurance companies in 15 states (representing 34.8% of the population) and three or more insurance companies in 8 states (representing 9.1% of the population). The online marketplace offers quotes for renters insurance from at least one insurance company in 48 states plus D.C. (representing 98.4% of the population), two or more insurance companies in 9 states (representing 21.9% of the population) and three insurance companies in 1 state (representing 1.8% of the population).

    OTHER PRODUCTS AND SERVICES. InsWeb's online marketplace allows consumers to shop for other types of insurance in most states. These product lines include small group health, motorcycle insurance and fixed annuities. At present, the InsWeb online marketplace does not offer multiple quotes with respect to these types of insurance, which are each offered by a single insurance company in the state or states in which they are available. InsWeb's strategy is to expand the range of insurance products and services offered through its online insurance marketplace. From time to time, InsWeb licenses its insurance quoting functionality to insurance companies and financial institutions on a selected basis.

    NON-U.S. MARKETS. In December 1998, InsWeb entered into a joint venture with SOFTBANK Corp. to create an online insurance marketplace for the Japanese market. InsWeb currently holds a 25% equity interest in the joint venture. The joint venture is in the early stages of developing its online marketplace, which is scheduled to be operational in mid-2000.

    In April 1999, InsWeb added automobile insurance quoting functionality for consumers to its online marketplace through one insurance company in Alberta, New Brunswick and Ontario, Canada.

    INSWEB DATA SERVICES. InsWeb's extensive database currently contains more than 5,800,000 consumer profiles generated during the consumer shopping sessions, with approximately 1,200,000 profiles being added each quarter. InsWeb provides specialized reports summarizing this information to insurance companies that participate in the InsWeb marketplace for an additional charge. The reports contain only aggregated data about consumers; no personally identifiable information is available to the insurance company. The InsWeb data reports are more timely and Internet-focused than other marketing reports available to insurance companies. Currently, data products are available to participating insurance companies for auto insurance and term life insurance.

    INSURANCE COMPANY RELATIONSHIPS

    As of March 31, 2000, InsWeb had relationships with 54 insurance companies, including many large companies with established brand names that InsWeb believes are attractive to consumers. These companies include:

TYPE OF INSURANCE                                     INSURANCE COMPANIES
-----------------             --------------------------------------------------------------------
Automobile..................  AAA Michigan                         Hartford
                              AIG                                  Kemper
                              American Family                      Nationwide
                              Amica                                New York Central Mutual
                              Allstate                             Progressive
                              Avomark (Ohio Casualty)              RelianceDirect
                              CNA                                  Reliant
                              Country Mutual                       State Farm
                              Electric Insurance                   The Commerce Group
                              Explorer                             Travelers
                              GE Financial Assurance               Tri-State

Term Life...................  Amica                                MONY Life Insurance Company
                              CNA                                  Ohio National
                              John Hancock                         State Farm
                              Lincoln Benefit (Allstate)           Western Southern
                              GE Financial Assurance*              Old Republic Life
                              Midland Life                         Zurich Kemper

Homeowners/Renters..........  AIG                                  Nationwide
                              American Family                      State Farm
                              Homesite

Individual Health...........  Blue Cross/Blue Shield of Florida    Golden Rule
                              Blue Cross/Blue Shield of New        Mutual of Omaha
                              Jersey
                              Blue Cross/Blue Shield of Virginia   Pacificare
                              Central States
                              Healthnet*

------------------------

*   Agreement signed and implementation in process.

    To date, InsWeb has been dependent on a limited number of insurance companies for substantially all of its revenues. The amount of revenues generated from a given company depends upon a number of variables that are difficult for InsWeb to control, such as the degree to which the insurance company's quotes are competitive with those of other insurance companies, and the proportion of consumers that fit within the insurance company's targeted risk profiles, as determined by the filtering criteria that the insurance company is using at any given time. Accordingly, the amount of revenue that InsWeb generates from a given insurance company is likely to fluctuate from year to year, both in absolute terms and as a percentage of total revenues. Revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of InsWeb's revenues for the year ended December 31, 1999, and revenues from State Farm, AIG and RelianceDirect accounted for approximately 40%, 16% and 10% of revenues for the year ended December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    INTERACTIVE WEBSITE FEATURES AND INFORMATION

    To assist consumers in evaluating and fulfilling their insurance needs, InsWeb provides consumers with a variety of interactive website features and insurance-related information, including:

    - tools to help consumers estimate their coverage requirements for auto and term life insurance;

    - research capabilities to help consumers review the financial strength of insurance companies nationwide;

    - frequently asked questions on insurance;

    - articles on a wide variety of insurance and personal finance topics; and

    - glossaries of insurance-related terms.

MARKETING AND SALES

    InsWeb's marketing program consists of a two-pronged effort, with substantial resources directed both at attracting increased consumer traffic to the InsWeb website and building and expanding relationships with participating insurance companies. InsWeb believes that increased traffic will encourage insurance companies to develop and expand their relationship with InsWeb, and that enhancing the comparative shopping opportunities available through increased insurance company participation will drive further increases in consumer traffic.

    CONSUMER MARKETING

    InsWeb's consumer marketing program seeks to increase consumer traffic and brand awareness through the establishment of relationships with online companies as well as through direct offline and online consumer marketing.

    ONLINE RELATIONSHIPS. InsWeb believes that relationships with high-profile online companies can drive significant traffic to its site. InsWeb seeks out relationships with companies whose websites feature a high volume of traffic or a substantive focus that is related to the purchase of insurance coverage, such as sites related to automobiles or homes. Agreements with these online companies typically provide that InsWeb and the online company will share revenue from transaction fees generated through the relationship, and some require InsWeb to also pay a fixed fee to the online company. Online companies integrate links into their websites connecting to InsWeb's marketplace. InsWeb provides functionality to further integrate with online companies and, in some cases, provides co-branding functionality whereby the online company's logo is presented on the InsWeb marketplace to those consumers directed to InsWeb's marketplace from a company's site. For some of InsWeb's more significant online relationships, including those with Yahoo!, Snap.com and GO Network (Infoseek), InsWeb has further integrated its functionality with these companies' sites by customizing the look and feel of InsWeb's insurance-related content and marketplace to replicate the design characteristics of the company's site. Additionally, some of these companies have developed customized interfaces on their own site to link to the InsWeb marketplace. InsWeb's agreements with online companies typically have a 12-month term, with either party having a right to terminate the agreement on 30 to 90 days' notice. Notwithstanding the foregoing, the integration process requires a significant investment of the company's time and resources, which InsWeb believes motivates the company to maintain a long-term relationship with InsWeb.

    InsWeb and Yahoo! have entered into an agreement pursuant to which Yahoo! offers a co-branded version of the InsWeb online insurance marketplace on the Yahoo! website. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the Yahoo! site. Under the agreement, InsWeb has agreed to pay to Yahoo! fixed fees plus a referral fee for each user delivered to an InsWeb quote form from the co-branded site. This agreement expires in September 2000.

    In December 1999, InsWeb and Microsoft entered into a two-year agreement pursuant to which Microsoft's MSN Insurance Center on MSN MoneyCentral offers co-branded comparative shopping services provided by InsWeb. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the MSN Insurance Center. Under the agreement, InsWeb has agreed to pay to MSN fixed fees for certain traffic guarantees plus a fee for each user delivered to an InsWeb quote form from the co-branded site in excess of certain minimums.

    In February 2000, InsWeb and America On-line entered into a two-year agreement pursuant to which America Online offers a co-branded version of the InsWeb online insurance marketplace across the Netscape Netcenter, Compuserve and Digital City websites. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the Netscape website and premier insurance comparison-shopping aggregator of insurance offerings for Compuserve and Digital City. Under the agreement, InsWeb has agreed to pay to AOL fixed fees for certain impression targets plus a fee for each click-through over a certain cumulative minimum threshold.

    At December 31, 1999, future minimum payments under these three agreements were $12,212,500 in 2000 and $9,925,000 in 2001.

    As of December 31, 1999, InsWeb had agreements with 139 online companies. The principal online companies with which InsWeb has relationships, based on the fees InsWeb has incurred for their services during the six months ended
December 31, 1999, are as follows:

AutoMall                               InfoSpace.com
CarClub.com                            Looksmart
CarPrices.com                          Microsoft
E*Trade                                Snap.com
GO Network (Infoseek)                  Yahoo!

    TRADITIONAL CONSUMER MARKETING. As part of its branding effort, InsWeb has developed a consumer marketing campaign, which began in 1998 with radio advertising in selected metropolitan markets and which was expanded in 1999 to include national television and syndicated radio advertising. InsWeb also conducts other consumer marketing activities, such as sweepstakes contests and other promotional activities.

    ONLINE DIRECT-RESPONSE ADVERTISING. InsWeb's online direct-response advertising is intended to create a presence for InsWeb on a wide range of websites whose audiences closely match its target audience. InsWeb's key advertisements are delivered through content sponsorships, banners and keywords on financial, news, real estate, classifieds, automobile, directory and general interest sites. InsWeb's advertisements are targeted primarily to consumers who are actively seeking insurance.

    INSWEB REWARDS PROGRAM. In March 2000, InsWeb began a new initiative to increase the value of a consumer's visit to the InsWeb site even if the consumer does not obtain an insurance quote. The InsWeb Rewards Program presents participating consumers with highly targeted offers for products and services at preferential terms. Companies that participate in this program have the ability to target particular market segments by defining various criteria to be met by consumers in order to be presented with their offer. Consumers also will be able to select the type of offers in which they are interested, including Auto, Home, Financial Services, Health/Fitness, Travel and Entertainment/Dining. The offer will be in the form of direct links to the rewards sponsor's website, submitting the consumer's contact information to the reward sponsor for follow-up, or electronic coupons that the consumer can print directly from the InsWeb site.

    BUILDING AND MAINTAINING RELATIONSHIPS WITH INSURANCE COMPANIES

    InsWeb believes that establishing long-term relationships with reputable insurance companies is essential to its ability to offer a desirable insurance marketplace on its website. Accordingly, a significant portion of InsWeb's sales and marketing organization consists of Client Development Group, whose role is to market the online marketplace to insurance companies. The focus of this group is to maintain and expand the product offerings available on the online marketplace by selling InsWeb's services to new companies and expanding InsWeb's relationship with participating insurance companies.

    An insurance company's decision to participate in the online marketplace typically involves significant discussions between InsWeb and the insurance company regarding the types of products and services the insurance company wants to offer, the markets in which the insurance company wants to initially participate and the terms of the agreement between InsWeb and the insurance company. In addition, both InsWeb and the insurance company devote significant resources to complete the integration of the insurance company into InsWeb's website. This integration process typically takes from three to six months to complete.

    Once an insurance company decides to participate in InsWeb's online insurance marketplace, InsWeb's implementation team of more than 20 people work with the company to integrate its insurance product information, which entails a process of specification development, education, planning and activation. Because of the complexity of interfacing with an insurance company's legacy computer systems, the implementation team conducts a thorough assessment of the company's business processes, technical capabilities and desired interface to develop a comprehensive integration plan. Although the implementation process can be costly and time-consuming for both InsWeb and the insurance company, InsWeb believes that it represents a significant commitment by the company and that the company typically views this expenditure of time and resources as an investment in a long-term relationship with InsWeb. Once an insurance company's initial implementation is complete, InsWeb works with the company to expand its geographic coverage and add insurance products.

    InsWeb pursues its relationship-building strategy with insurance companies at three levels: executive management, middle management and operations personnel. By investing in relationships at all three of these levels, InsWeb believes that it will have greater success in maintaining and potentially expanding those relationships. Additionally, InsWeb believes that strong relationships at each level of an organization are important to ensure effective coordination and product implementation.

    InsWeb markets its online marketplace to insurance companies employing each of the three traditional distribution channels. InsWeb believes its online insurance marketplace provides significant benefits to insurance companies regardless of the distribution channel they use. InsWeb has also developed programs targeted at the needs of specific channels. For example, InsWeb's prototype AGENT IN THE MIDDLE software enables participating insurance companies who employ an agency-based distribution model to present online quotes through an agent rather than directly to the consumer. InsWeb's E-AGENT CERTIFICATION is an Internet-based training program that provides agents with training in the use of the Internet to process insurance quote requests.

TECHNOLOGY

    ARCHITECTURE AND INTERFACES

    Since its inception, InsWeb has invested significant resources to develop and deploy its proprietary technology platform that InsWeb believes constitutes a significant competitive advantage.

    InsWeb's software architecture facilitates interoperability among software components to maximize responsiveness, flexibility and reliability. This architecture enables InsWeb to efficiently develop and deploy new insurance company-specific modules for filtering, rating and data delivery. It also simplifies the process of providing InsWeb's core marketplace functionality for use on insurance company sites. In order to speed implementation for each participating insurance company, InsWeb has developed transmission software components which allow consumer data to be custom-formatted for delivery to each insurance company based on the requirements of the insurance company's computer system. InsWeb has developed custom communication software to provide multiple types of real-time telecommunication links to its participating insurance companies. These components provide a variety of solutions to the insurance companies to best meet their needs and interface with their legacy systems. InsWeb has devoted significant time and resources to maximize the efficiency of integrating new insurance companies into its online marketplace and to create a flexible, customizable Web interface. InsWeb's front-end user interface is accessible to consumers via standard Web browsers and is designed without unnecessary graphics that would increase download time.

    InsWeb's server software operates on servers running the Microsoft Windows NT operating system. The software is designed for a high-volume transaction processing environment, with a focus on reliability, redundancy and around-the-clock availability. It is designed to enable the system to respond rapidly and to simultaneously underwrite and rate a consumer's profile against all participating insurance companies' criteria. The software is also designed for scalability, enabling InsWeb to expand processing capacity through the addition of more processors and servers as transaction volumes increase.

    SECURITY

    InsWeb employs third-party firewall technology to protect its corporate network from intrusion and uses proprietary designs to isolate confidential data on its network so that only selected information is publicly available on its website. Consumer information is transmitted to InsWeb's site using Secure Socket Layer encryption technology, a widely-used technology for transmitting encoded data via a Web browser. InsWeb employs a number of other encryption methods for delivery of consumer information to insurance companies. InsWeb protects its system management functions using security models integrated with the operating system. Additionally, some sensitive software applications incorporate proprietary authentication schemes.

    SITE OPERATIONS

    InsWeb's hardware servers, storage systems, Internet connections, back-up strategies and network are designed to allow its online marketplace to operate continuously. InsWeb's main Web servers are located at its headquarters facility in Redwood City, California. InsWeb uses multiple service providers to access the Internet over multiple dedicated communication lines. InsWeb uses a separate server to operate the software for each primary insurance product, as well as at least one redundant server for each core product. InsWeb uses a number of internally-developed and third-party software products to monitor the performance and availability of its website and core products. InsWeb continuously monitors consumer traffic, response times and capacity to ensure a high quality of service for consumers and insurance companies. InsWeb maintains a back-up facility in Irvine, California through a third-party service provider to ensure the continuous operation of its online marketplace in case of a failure at its main facility.

PRODUCT DEVELOPMENT

    InsWeb devotes significant resources to improving the structure of its products and delivering additional tools that allow insurance companies to effectively reach consumers. InsWeb generally follows a semi-quarterly release schedule for new versions of its online user interface, which may incorporate technology advances, new product features and improvements in consumer interactivity. InsWeb also devotes significant resources to refining its online consumer tools and research materials and developing new support products. During 1999, InsWeb implemented more than 60 site upgrades and product releases for its core products in order to add new insurance companies to its online marketplace, add new states for participating insurance companies and improve the functionality and consumer experience of its website.

InsWeb is also researching new methods of designing more useful insurance-related material and presenting it to the consumer in a more meaningful context.

    InsWeb's product development expenses were approximately $3.2 million in 1997, $10.1 million in 1998 and $8.9 million in 1999. Product development expenses in 1998 included approximately $5.5 million of purchased software licenses that were expensed due to InsWeb's decision not to integrate the software into its products. As of December 31, 1999, InsWeb had a product development staff of 101 full-time employees, all located at its headquarters in Redwood City, California.

PRIVACY POLICY

    InsWeb believes that the privacy of personally identifiable information of Internet users is becoming increasingly important as the use of the Internet for electronic commerce continues to grow. InsWeb has adopted a privacy policy for information of users of its online marketplace. InsWeb does not disclose any personally identifiable information of a user to InsWeb's participating insurance companies until the user specifically requests insurance coverage based on an instant online quote, or requests an offline quote or requests to participate in an InsWeb Rewards Program. InsWeb does not sell or otherwise make available to any other party any personally identifiable information concerning its users. However, InsWeb does compile user information in its databases. This aggregated statistical information is analyzed internally by InsWeb for marketing purposes and to improve the content and site layout of its website. This information is made available in aggregate form only, without individual identification of consumers, to InsWeb's participating insurance companies for their use in adjusting, refining and expanding their product offerings. InsWeb is a member of the Online Privacy Alliance and a licensee of the TRUSTe Privacy Program and adheres to their standards regarding the protection of the personally identifiable information of Internet users.

COMPETITION

    The online insurance distribution market is a new industry and, like the broader electronic commerce market, is rapidly evolving and is highly competitive. Increased competition, particularly by companies offering online insurance distribution, could reduce the fees InsWeb is able to charge its participating insurance companies or increase the fees it is required to pay to online companies with which it has relationships, resulting in reduced margins or loss of market share, any of which could harm its business.

    InsWeb competes with:

    - single insurance company websites that offer quotes for the company's own insurance products online or by telephone;

    - Web-based information delivery services that use generic filings with state regulators to deliver estimated price quotes from various insurance companies;

    - Web-assisted agency distribution services, such as Quotesmith.com, that provide an Internet-based distribution channel for traditional insurance agencies;

    - Intuit, Inc.'s InsureMarket website, which offers some insurance company-generated insurance quotes;

    - companies that provide quotes and sell insurance policies online;

    - online workplace marketers that sell insurance to employees over their employer's intranet; and

    - providers of software technology to insurance companies and other competitors that may target electronic commerce solutions for the insurance industry.

    InsWeb believes the principal bases for competition in the online insurance distribution market include:

    - brand awareness;

    - variety and quality of insurance company selection;

    - strength of relationships and depth of technology integration with insurance companies;

    - accuracy of insurance quotes;

    - breadth and pricing of insurance product selection;

    - speed, accessibility and convenience;

    - quality and quantity of website content; and

    - relationships with other online companies.

    Based on published reports by Media Metrix concerning recent site visit data, published estimates by Forrester Research and Cyber Dialogue regarding the total number of consumers shopping online for insurance, and publicly available financial and operational data of other companies offering online insurance quotes, InsWeb believes that its website is one of the three leading insurance marketplaces in the United States. InsWeb believes that, other than InsureMarket, which offers insurance company-sponsored quotes for term life insurance and a limited selection of such quotes for automobile insurance, no competitors currently offer the opportunity to comparison shop from among competing insurance company-generated quotes. InsWeb believes that its ability to offer competing insurance company-sponsored quotes gives it an advantage over companies that may provide estimated quotes, or insurance company websites that only offer quotes from a single insurance company.

    Notwithstanding the foregoing, some of InsWeb's current competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than InsWeb does. In addition, InsWeb believes it will face increasing competition as the online financial services industry develops and evolves. InsWeb's current and future competitors may be able to:

    - undertake more extensive marketing campaigns for their brands and services;

    - devote more resources to website and systems development;

    - adopt more aggressive pricing policies; and

    - make more attractive offers to potential employees, companies with which we have distribution relationships and third-party service providers.

Accordingly, InsWeb may not be able to maintain or grow consumer traffic to its website and its base of participating insurance companies, its competitors may grow faster than it does, or companies with which it has strategic relationships may discontinue their relationships with it, any of which would harm its business.

GOVERNMENT REGULATION

    The insurance industry is subject to extensive regulation under state laws. Insurance laws and regulations cover all aspects of the insurance process, including sales techniques, underwriting for eligibility, rates, compensation, claim payments and record keeping by licensed insurance companies and insurance agents. InsWeb performs functions for licensed insurance companies and is, therefore, required to comply with a complex set of rules and regulations that often vary from state to state. If InsWeb fails to comply with these rules and regulations, InsWeb, an insurance company doing business with InsWeb, our officers, or agents with whom we contract could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could require changes to InsWeb's business or otherwise harm InsWeb's business. Furthermore, because the application of online commerce to the insurance market is relatively new, the impact of current or future regulations on InsWeb's business is difficult to anticipate.

    A company that does business as an insurance agent is generally required to be licensed in any state in which it conducts that business. Although InsWeb does not believe that its historical activities constitute doing business as an insurance agent under existing laws and regulations, InsWeb has received direct and indirect inquiries from insurance regulatory authorities in several states suggesting that its activities may be considered to fall under their licensing jurisdiction. Should these or other regulatory authorities pursue inquiries and ultimately determine that InsWeb's activities required licensure, InsWeb's business could be harmed.

    In order to provide its current and future closing services and conduct other future business activities that require a license, InsWeb has caused a wholly-owned subsidiary to be licensed as an insurance agent. This subsidiary is currently licensed in 39 states and in the remaining eleven states where corporations are not eligible to become licensed, InsWeb is licensed through its officers or through resident agents that contract with InsWeb. InsWeb intends to post prominently on its website the jurisdictions in which the subsidiary is licensed. Links to agents that contract with InsWeb will be established to afford consumers access to licensed agencies. InsWeb's operations depend on the validity of and its continued good standing under the licenses and approvals pursuant to which InsWeb's subsidiary, licensed officers and resident agents operate. Licensing laws and regulations vary from jurisdiction to jurisdiction. The applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion concerning the allowance, renewal and revocation of licenses and approvals. The inability to obtain the requisite agent licenses or other necessary licenses, permits, or authorizations could harm InsWeb's business.

    InsWeb transferred to its licensed subsidiary responsibility for the ongoing operation of InsWeb's website in April 1999, and intends to conduct business activities that require a license through this subsidiary and InsWeb's licensed officers and agents. Offering services through this licensed subsidiary or through licensed officers and agents could create conflicts with insurance companies that have policies prohibiting them from employing insurance agents or from selling insurance through agents that compete with their own exclusive agents. These conflicts could result in a loss of business from these insurance companies and could harm InsWeb's business.

    InsWeb developed its Customer Care Center to provide assistance to consumers who visit InsWeb's website through real-time chat and live telephone support. InsWeb believes that the defined responsibilities of the service representatives staffing the Customer Care Center should not require licensure; however, InsWeb intends to comply with any licensing requirement of the jurisdictions served by the Customer Care Center.

    InsWeb faces additional regulatory risk because most of the laws and regulations governing insurance agents contemplate or assume paper-based transactions and do not currently address the delivery of required disclosures or other documents through electronic communications. Until these laws and regulations are revised to clarify their applicability to electronic commerce, any company offering insurance products and services through the Internet or other means of electronic commerce will face uncertainty as to compliance with these laws and regulations. Moreover, there are a number of bills pending before Congress that could fundamentally change the traditional role of state regulation of insurance. InsWeb's policies and procedures may not be deemed acceptable by any regulatory body examining its activities in light of these potentially different laws and regulations. Any adverse regulatory actions could seriously harm InsWeb's business.

    In addition, many state insurance codes limit the collection and use of personal information by insurance companies, agents, or insurance service organizations and, under certain circumstances, the payment of insurance-related compensation to unlicensed persons. If InsWeb does not comply with these state laws, InsWeb could be subject to fines or other enforcement proceedings that could harm its business. To date, InsWeb has not been notified by any regulatory authority that its information practices or compensation methodologies do not comply with these state laws.

INTELLECTUAL PROPERTY

    InsWeb regards its intellectual property as critical to its success, and relies upon trademark, copyright and trade secrets laws in the United States and other jurisdictions to protect its proprietary rights. The INSWEB mark has been registered in the United States, France, Germany, South Korea and the United Kingdom, and applications are pending in several other countries. Other U.S. and worldwide trademark applications include, but are not limited to, eAgent, InsWeb.com, Powered by InsWeb, and Where You and Your Insurance Really Click. InsWeb has applied for patents on its core technology and related patentable subject matter, however no patent has yet issued, and thus InsWeb cannot yet legally prevent a competitor from independently using similar functionality. InsWeb's pending trademark registration and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in some foreign countries. InsWeb also seeks to protect its proprietary rights through physical and technological security measures, and through the use of confidentiality or license agreements with its business partners, employees, consultants, advisors and others, and generally to control access to, and distribution and use of, its software, documentation, business and other proprietary information. Despite InsWeb's efforts to protect its proprietary rights from unauthorized use or disclosure, employees, consultants, advisors or others may not maintain the confidentiality of InsWeb's proprietary information, and this proprietary information may otherwise become known, or be independently developed, by competitors. The steps InsWeb has taken may not prevent misappropriation of its proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the U.S.

    InsWeb licenses its trademarks and similar proprietary rights to third parties. While InsWeb attempts to ensure that the quality of its brand is maintained by these companies, they may take actions that could harm the value of InsWeb's proprietary rights or the reputation of InsWeb or its services.

    InsWeb may receive notice of claims of infringement of other parties' proprietary rights or claims that its own patents or other intellectual property rights are invalid. From time to time InsWeb has been subject to infringement claims in the ordinary course of its business, including claims of alleged infringement of the trademark rights of third parties by InsWeb and the companies with which it does business. Any of these claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention and resources or require InsWeb to enter into royalty or licensing agreements. Licenses may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm InsWeb's business.

EMPLOYEES

    As of December 31, 1999, InsWeb had 297 full-time employees, including 101 employees primarily engaged in product development, 125 in sales and marketing and 71 in management and administration. InsWeb has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. InsWeb considers its relations with its employees to be good. InsWeb believes that its future success will depend in part on the continued service of its senior management and key technical personnel and its ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in InsWeb's industry and geographical location is intense. InsWeb may not continue to be successful in attracting and retaining a sufficient number of qualified personnel to conduct its business in the future.

EXECUTIVE OFFICERS OF THE REGISTRANT

    As of March 7, 2000, our executive officers were as follows:

NAME                                             POSITION WITH THE COMPANY                     AGE
----                            -----------------------------------------------------------  --------
Hussein A. Enan...............  Chairman of the Board, President and Chief Executive            53
                                Officer

James M. Corroon..............  Vice Chairman of the Board                                      60

Mark P. Guthrie...............  Executive Vice President, Chief Operating Officer and           38
                                Acting Chief Financial Officer

Marian C. Taylor..............  Senior Vice President, Secretary                                51

    HUSSEIN A. ENAN co-founded InsWeb in February 1995 and has served as its Chairman of the Board and Chief Executive Officer since its inception and as its President since May 1999. From March 1992 to November 1994, Mr. Enan was a general partner at E.W. Blanch, a reinsurance intermediary that merged with his own wholly-owned company, Enan & Company, a reinsurance intermediary, in March 1992. Mr. Enan founded Enan & Company in February 1979. From
November 1970 to March 1979, Mr. Enan held various executive positions at BEP International, a Canadian reinsurance intermediary.

    JAMES M. CORROON has been a director of InsWeb since August 1996 and has served as its Vice Chairman of the Board since August 1999. Mr. Corroon has been a director of Willis Corroon of California, an insurance services firm, since January 1996. From October 1966 to December 1995 Mr. Corroon held various management positions with Willis Corroon and its predecessor entity, Corroon & Black Corporation.

    MARK P. GUTHRIE joined InsWeb in September 1997 as Senior Vice President of Strategic Partnerships and has served as its Executive Vice President since July 1998 and as its Chief Operating Officer since January 2000. From July 1995 to August 1997, Mr. Guthrie held various positions with Industrial Indemnity, a nationwide property and casualty insurance company, most recently as senior operating officer of national programs.

    MARIAN C. TAYLOR joined InsWeb in July 1997 as Senior Vice President, General Counsel and Secretary and currently serves as Senior Vice President and Secretary. From April 1993 to June 1997, Ms. Taylor was engaged in the private practice of law. From March 1992 to March 1993, Ms. Taylor was a vice president of E.W. Blanch. From September 1990 to March 1993, Ms. Taylor was vice president and corporate counsel of Enan & Company.

ITEM 2.  PROPERTIES.

    InsWeb's corporate headquarters and its principal administrative, product development, sales and marketing operations are located in approximately 75,500 square feet of office space in Redwood City, California, which InsWeb occupies under a lease expiring in September 2008, subject to InsWeb's option to extend the term for an additional 10 years. InsWeb currently subleases approximately 15,180 square feet of this space. In October 1999, InsWeb entered into a 12-year lease for approximately 160,000 square feet in San Carlos, California to house InsWeb's future headquarters. InsWeb intends to move its executive, administrative and marketing personnel to the San Carlos facility in the first six months of 2000 with the technical staff scheduled to move later in 2000. After the completion of these moves, InsWeb expects to sublease the office space it currently leases in Redwood City.

    InsWeb's Customer Care Center and agency operations is located in approximately 17,000 square feet of office space in Westlake Village, California, which InsWeb occupies under a lease expiring in July 2004, subject to InsWeb's option to extend the term for an additional 10 years. InsWeb also leases sales offices in Chicago, Illinois and Abindon, Maryland. InsWeb believes that its existing facilities are adequate to meet its needs for the immediate future and that future growth can be accommodated through the leasing of additional or alternative space near its current facilities.

ITEM 3.  LEGAL PROCEEDINGS.

    InsWeb is not a party to any pending legal proceedings which it believes will materially affect its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    InsWeb did not submit any matters to a vote of its security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    InsWeb consummated its initial public offering on July 23, 1999. Our common stock is quoted on the Nasdaq National Market under the symbol "INSW." As of December 31, 1999, there were approximately 212 stockholders of record. Because many shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of our common stock as reported on the Nasdaq National Market:

                                                              PRICE RANGE
                                               ------------------------------------------
                                                  THIRD QUARTER         FOURTH QUARTER
                                               --------------------   -------------------
                                                 HIGH        LOW        HIGH       LOW
                                               --------   ---------   --------   --------
Year Ended December 31, 1999.................   $44.00     $15.44      $35.69     $16.00

    We have not paid any cash dividends on our capital stock. We currently intend to retain our earnings for use in the operation and expansion of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Operating results" and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                              YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                         1995(1)        1996          1997           1998           1999
                                       -----------   -----------   -----------   ------------   ------------
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA
Revenues:
  Transaction fees...................  $        --   $     6,617   $   115,758   $  3,151,423   $ 19,137,713
  Development and maintenance fees...                    199,351       551,406        789,337      2,673,450
  Other revenues.....................                     41,936        82,507        369,416         29,375
                                       -----------   -----------   -----------   ------------   ------------
    Total revenues...................           --       247,904       749,671      4,310,176     21,840,538

Operating expenses:

  Product development................      773,713     2,899,737     3,209,587     10,077,497      8,870,530
  Sales and marketing................      551,964     2,009,701     3,166,644      8,953,700     33,477,172
  General and administrative.........      699,690     2,730,066     3,258,881      6,639,816     13,474,201
  Amortization of stock-based
    compensation.....................           --            --       470,455        540,489      1,272,106
  Amortization of intangible
    assets...........................           --            --            --             --      3,129,047
                                       -----------   -----------   -----------   ------------   ------------
    Total operating expenses.........    2,025,367     7,639,504    10,105,567     26,211,502     60,223,056
                                       -----------   -----------   -----------   ------------   ------------
Loss from operations.................   (2,025,367)   (7,391,600)   (9,355,896)   (21,901,326)   (38,382,518)
Other income (expense), net..........           --            --            --        600,000       (165,841)
Interest income (expense), net.......       (5,851)      121,584       293,173     (1,188,550)     2,347,543
                                       -----------   -----------   -----------   ------------   ------------
Net loss.............................  $(2,031,219)  $(7,270,016)  $(9,062,723)  $(22,489,876)  $(36,200,816)
                                       ===========   ===========   ===========   ============   ============
Net loss per share basic and
  diluted............................  $   (677.07)  $     (0.56)  $     (0.62)  $      (1.52)  $      (1.52)
                                       ===========   ===========   ===========   ============   ============
Shares used in computing net loss per
  share--basic and diluted...........        3,000    13,054,716     4,601,318     14,813,013     23,863,850
                                       ===========   ===========   ===========   ============   ============
Pro forma net loss per share--basic
  and diluted........................  $   (677.07)  $     (0.40)  $     (0.43)  $      (0.92)  $      (1.17)
                                       ===========   ===========   ===========   ============   ============
Shares used in computing pro forma
  net loss per share--basic and
  diluted............................        3,000    18,348,845    21,242,209     24,408,089     31,000,310
                                       ===========   ===========   ===========   ============   ============

--------------------------

(1) Represents period from February 28, 1995 (Inception) to December 31, 1995

                                                                        DECEMBER 31
                                               -------------------------------------------------------------
                                                  1995        1996        1997         1998         1999
                                               ----------   ---------   ---------   ----------   -----------
CONSOLIDATED BALANCE SHEET DATA
Cash and equivalents.........................       6,150   6,806,899   2,360,153    8,337,133   $25,688,760
Short-term investments.......................          --          --          --           --    64.063,830
Working capital (deficit)....................  (1,564,389)  6,738,942   2,039,789    5,496,879    91,362,020
Total assets.................................     423,294   9,352,924   5,139,749   49,356,748   118,280,904
Long term debt...............................          --          --          --    2,089,137     1,464,558
Total stockholders' equity (deficit).........  (1,184,168)  7,476,248   3.062,630   19,582,072   111,184,822

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS ANNUAL REPORT ON FORM 10-K AND IN PARTICULAR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITH RESPECT TO INSWEB'S FUTURE FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "RISK FACTORS," AS WELL AS IN INSWEB'S REGISTRATION STATEMENT ON FORM S-1 AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE INSWEB'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE CURRENTLY ANTICIPATED.

OVERVIEW

    InsWeb operates an online insurance marketplace that enables consumers to shop online for a variety of insurance products, including automobile, term life, homeowners, renters and health insurance, and obtain insurance company-sponsored quotes for actual coverage. In order to create this marketplace, InsWeb has established close relationships with more than 49 insurance companies throughout the United States.

    InsWeb was incorporated in February 1995. During 1995 and 1996, InsWeb's operating activities principally involved the design of its online marketplace and the development of a technology platform capable of handling the complex processing requirements of numerous insurance companies as well as heavy volumes of consumer traffic. From late 1996 through early 1998, InsWeb focused its efforts on establishing relationships with leading insurance companies, assisting them with the development of their online distribution strategies and building custom interfaces between their information systems and InsWeb's technology platform. In the second quarter of 1998, InsWeb initiated activities designed to attract consumer traffic to its website, including commencing local advertising campaigns and the establishment of strategic relationships with key Internet portals such as Yahoo!, as well as other online businesses that are sources of insurance shoppers, such as personal finance, automobile purchase and mortgage origination websites. As a result of these activities, consumer visits to the InsWeb site and completed shopping sessions (site visits in which a consumer completes a quote form for a particular insurance product) have increased substantially in subsequent quarters.

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

Development and maintenance fees are expected to account for a declining percentage of total revenues as InsWeb's online marketplace expands and transaction fees increase.

    InsWeb initially focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 64% of total revenues in 1997, 75% in 1998 and 78% in 1999. Automobile insurance is expected to continue to account for a substantial portion of InsWeb's revenues for the foreseeable future and may continue to increase as a percentage of revenues as transaction fees account for a greater portion of InsWeb's revenues. However, InsWeb intends to continue to expand its online insurance marketplace by adding new products and additional insurance companies and expects fees related to automobile insurance to eventually decrease as a percentage of revenues as additional insurance companies and products are brought online.

    Despite the ongoing addition of new insurance companies to its online insurance marketplace, InsWeb has been dependent on a limited number of insurance companies for a majority of its revenues. Revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of InsWeb's revenues for the year ended December 31, 1999, and revenues from State Farm, AIG and RelianceDirect accounted for approximately 40%, 16% and 10%, respectively, of InsWeb's revenues for the year ended
December 31, 1998. InsWeb expects its revenues to become less concentrated as new insurance companies are added to its online insurance marketplace. However, because of the broad market presence of some of InsWeb's participating insurance companies, InsWeb expects to continue to generate a substantial portion of its revenues from a limited number of insurance companies for the foreseeable future.

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

    Sales and marketing expenses consist primarily of payroll and related expenses for InsWeb's sales and marketing personnel as well as consumer marketing expenditures for advertising, public relations, promotions and fees paid to online companies with which InsWeb has relationships and expenses related to its customer care and insurance agency operations. InsWeb intends to significantly increase its sales and marketing expenses in order to establish and maintain relationships with insurance companies, attract increased consumer traffic to the InsWeb site, and develop the InsWeb brand. InsWeb intends to invest substantially in an integrated consumer marketing program including the expansion and enhancement of its network of online relationships as well as traditional offline and online advertising campaigns designed to increase consumer awareness of InsWeb and its online insurance marketplace. At the same time, InsWeb intends to continue to devote substantial resources to market the InsWeb online marketplace to insurance companies, to add new insurance companies and expand relationships with participating companies so that it can offer consumers greater comparison shopping opportunities over an increasingly broad selection of products.

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

    In order to accelerate the development of its health insurance product offerings, InsWeb acquired Benelytics, Inc., a developer of employee health benefits selection and management software and reference data products. The acquisition was effective on December 31, 1998 and was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values as of the acquisition date. The total purchase price of $8.7 million consisted of 908,561 shares and warrants to purchase an aggregate of 12,246 shares of the Company's common stock with an estimated fair value of approximately $8.5 million and acquisition-related expenses and assumed liabilities. Of the total purchase price, $7.3 million was allocated to goodwill and $1.4 million to software and other intangible assets. The goodwill will be amortized over three years, and the other intangible assets will be amortized over two years.

    Since its inception, InsWeb has incurred significant losses, and as of December 31, 1999, InsWeb had an accumulated deficit of $74.4 million. These losses and this accumulated deficit have resulted from the significant costs incurred in the development of InsWeb's technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb's marketing and sales activities. InsWeb intends to continue to invest heavily in product development, sales and marketing and in its administrative infrastructure. As a result, InsWeb believes that it will continue to incur substantial operating losses for the foreseeable future. Although InsWeb has experienced significant revenue growth in recent periods, its operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb's revenue growth will continue or that it will be able to achieve or sustain profitability. In view of the rapidly evolving nature of InsWeb's business and its limited operating history, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                      ------------------------------------
                                                        1997          1998          1999
                                                      --------      --------      --------
Revenues:
  Transaction fees..............................          15.4%        73.1%         87.6%
  Development and maintenance fees..............          73.6         18.3          12.2
  Other revenues................................          11.0          8.6           0.2
                                                      --------       ------        ------
    Total revenues..............................         100.0        100.0         100.0
Operating expenses:
  Product development...........................         428.1        233.8          40.6
  Sales and marketing...........................         422.4        207.7         153.3
  General and administrative....................         434.7        154.1          61.7
  Amortization of stock-based compensation......          62.8         12.5           5.8
  Amortization of intangible assets.............            --           --          14.3
    Total operating expenses....................       1,348.0        608.1         275.7
                                                      --------       ------        ------
Loss from operations............................      (1,248.0)      (508.1)       (175.7)
Other income, net...............................            --         13.9          (0.8)
Interest income (expense), net..................          39.1        (27.6)         10.7
                                                      --------       ------        ------
Net loss........................................      (1,208.9)%     (521.8)%      (165.8)%
                                                      ========       ======        ======

YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

    TRANSACTION FEES. Transaction fees accounted for $19.1 million, or 87.6%, of total revenues in 1999, compared to $3.2 million, or 73.1%, in 1998. This increase was the result of a substantial increase in the number of completed shopping sessions and, to a lesser extent, increased revenues per completed shopping session. The increase in shopping sessions resulted from increased consumer traffic due to InsWeb's consumer marketing activities and the addition of a substantial number of online relationships. The increase in revenues per completed shopping session was due to increased insurance company coverage and, to a lesser degree, increases in the average transaction fee per qualified lead. Although transaction fees are expected to increase in fiscal 2000, they may not grow at as high a rate as in prior periods.

    DEVELOPMENT AND MAINTENANCE FEES. Development and maintenance fees accounted for $2.7 million, or 12.2%, of total revenues in 1999, compared to $789,000, or 18.3% in 1998. The increase in development fees resulted primarily from an increased number of participating insurance companies whose integration with the InsWeb online insurance marketplace became operational during 1999 compared to 1998. Maintenance fees increased as a result of the expansion in the overall number of InsWeb's participating insurance companies.

OPERATING EXPENSES

    PRODUCT DEVELOPMENT. Product development expenses decreased to $8.9 million in 1999 from $10.1 million in 1998. This decrease was primarily due to the $5.5 million cost of software licenses that were expensed in 1998 due to InsWeb's decision not to integrate the software into its products. Exclusive of this expense, product development expenses increased in 1999 over 1998, primarily due to the hiring of personnel to support the requirements of InsWeb's growing network of participating insurance companies and online relationships and to design, test and deploy InsWeb's expanding line of product offerings.

    SALES AND MARKETING. Sales and marketing expenses increased to $33.5 million in 1999 from $9.0 million in 1998. This increase was due to substantial increases in consumer marketing expenses, including increased costs and fees associated with new and existing online relationships, costs related to national radio and television campaigns, an increase in sales and marketing personnel and operating costs associated with establishing the Company's Customer Care Center to provide additional customer service.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $13.5 million in 1999 from $6.6 million in 1998. This increase was primarily due to increased personnel and related costs, increased office and occupancy costs associated with additional leased office facilities and increased depreciation related to capital expenditures.

    AMORTIZATION OF STOCK-BASED COMPENSATION. Amortization of stock-based compensation was $1.3 million in 1999 compared to $500,000 in 1998. This increase was attributable to the amortization of additional deferred compensation charges related to certain stock option grants where the Company has determined that the deemed fair market value on the date of grant was in excess of the exercise price of the options.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets was $3.1 million in 1999. This amount was attributable to the acquisition of Benelytics in December 1998.

OTHER INCOME, NET

    Other expense in 1999 primarily consisted of InsWeb's equity share of the net loss of InsWeb Japan K.K. As of December 31, 1999, InsWeb owned a 25% equity interest in InsWeb Japan K.K. Other income, net in 1998 represented income from the sale of assets of InsWeb's property and casualty agents line of business, net of a $50,000 non-compete fee. Additionally, the Company has a $5.5 million letter of credit securing the lease which is collateralized by a portion of the Company's investments. This line increases to $9.0 million in May 2000.

INTEREST INCOME (EXPENSE), NET

    Interest income (expense), net includes income earned on InsWeb's invested cash and investments and expenses related to its outstanding debt obligations. Net interest income was $2.3 million in 1999, compared to net interest expense of $1.2 million in 1998. The increase in net interest income was primarily a result of the repayment of the line of credit and the investment of the proceeds from the issuances of preferred and common stock.

YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

    TRANSACTION FEES. Transaction fees increased to $3.2 million in 1998 from $116,000 in 1997. These increases were primarily due to substantial increases in the number of completed shopping sessions and, to a lesser extent, increased revenues per completed shopping session. The increase in shopping sessions resulted from increased consumer traffic due to InsWeb's consumer marketing activities that were initiated in the second quarter of 1998 and the addition of a substantial number of online relationships. The increase in revenues per completed shopping session was due to increased insurance company coverage and, to a lesser degree, increases in the average transaction fee per qualified lead.

    DEVELOPMENT AND MAINTENANCE FEES. Development and maintenance fees increased to $789,000 in 1998 from $551,000 in 1997. These increases were primarily the result of increases in the number of new insurance carriers added to the InsWeb online insurance marketplace.

    OTHER REVENUES. Other revenues of $369,000 in 1998 related primarily to fees received under a non-recurring license of software technology. Other revenues of $83,000 in 1997 related to services that InsWeb no longer offers.

OPERATING EXPENSES

    PRODUCT DEVELOPMENT. Product development expenses increased to $10.1 million in 1998 from $3.2 million in 1997. The increase in 1998 was primarily due to the $5.5 million cost of software licenses that were expensed due to InsWeb's decision not to integrate the software into its products. The remainder of the increase was due to the continued hiring of personnel to support the requirements of InsWeb's growing network of participating insurance companies and online relationships and to design, test and deploy InsWeb's expanding line of product offerings.

    SALES AND MARKETING. Sales and marketing expenses increased to $9.0 million in 1998 from $3.2 million in 1997. These increases were due to a substantial increase in consumer marketing expenses, including costs and fees associated with new online relationships, as well as an increase in sales and marketing personnel and related costs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $6.6 million in 1998 from $3.3 million in 1997. These increases were primarily due to increased personnel and related costs, increased office and occupancy costs and increased depreciation related to capital expenditures.

    AMORTIZATION OF STOCK-BASED COMPENSATION. Amortization of stock-based compensation was $0.5 million in 1998 compared to $0.5 million in 1997. The amortization is attributable to the amortization of deferred compensation charges related to certain stock option grants where the Company has determined that the deemed fair market value on the date of grant was in excess of the exercise price of the options.

OTHER INCOME, NET

    Other income, net in 1998 represented income from the sale of assets of InsWeb's property and casualty agents line of business, net of a $50,000 non-compete fee.

INTEREST INCOME (EXPENSE), NET

    Net interest expense of $1.2 million in 1998 was due to interest paid on increased borrowings. Net interest income in 1997 resulted from InsWeb's investment of proceeds received from the sale of preferred and common stock.

LIQUIDITY AND CAPITAL RESOURCES

    InsWeb has financed its operations primarily through private placements of equity securities, borrowings from an affiliate of one of its investors and an initial public offering of its common stock, which raised net proceeds of $89.6 million in July 1999. At December 31, 1999, InsWeb's principal source of liquidity was $89.8 million in cash, cash equivalents and short-term investments.

    Net cash used in operating activities was $32.4 million in 1999 compared to $18.0 million in 1998. In each period, the use of cash primarily consisted of InsWeb's operating loss before noncash items. In 1999, the noncash items included amortization of intangibles of $3.1 million associated with the acquisition of Benelytics, Inc. in December 1998, amortization of deferred compensation of $1.2 million and depreciation and amortization of fixed assets of $1.8 million. In 1998, the noncash items included a loss on software licenses of $5.5 million, $650,000 from the sale of property and casualty agents line of business and $350,000 of revenue from an agreement to license software. Increases in accounts receivable and deposits, partially offset by increases in accounts payable and accrued expenses, also contributed to the cash used in operations in 1998 and 1999.

    Net cash used in investing activities was $74.2 million in 1999 and $3.9 million in 1998. Net cash used in investing activities in 1999 primarily consisted of the purchase of short-term investments with the proceeds from the issuances of preferred and common stock. Net cash used in investing activities in 1998 primarily consisted of investments in leasehold improvements and purchases of equipment and furniture.

    Net cash provided by financing activities was $124.0 million in 1999 and $27.9 million in 1998. Net cash provided by financing activities during 1999 primarily consisted of net proceeds of $56.3 million from the issuance of preferred stock, offset by the repayment of $19.3 million in borrowings under the line of credit and net proceeds of $89.6 million from the public offering of common stock. Net cash provided during 1998 primarily consisted of $19.3 million in net borrowings under the line of credit and $8.0 million in proceeds from the issuance of preferred stock.

    InsWeb had no material commitments for capital expenditures at December 31, 1999 but expects such expenditures to total approximately $17.6 million in 2000. Such expenditures will primarily be for equipment, software, furniture and leasehold improvements, including approximately $11.3 million related to its new headquarters facility. To secure its obligations under its principal lease, InsWeb has provided the lessor with a $5.5 million letter of credit which is collateralized by a portion of InsWeb's investment portfolio. This letter of credit will be increased to $9.0 million in May, 2000. InsWeb also has total minimum lease obligations of $112.0 million through 2011 under noncancelable operating leases. In addition, InsWeb is obligated to make minimum payments totaling $22.1 million through April 2001 under various marketing agreements with its online partners.

    InsWeb currently anticipates that its balances of cash and cash equivalents and short-term investments, together with cash generated by its operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. InsWeb may require additional capital prior to the end of this period if, for example, it were to experience greater than expected losses from operations or if it were to pursue one or more business acquisitions or investments. InsWeb cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, its business could be materially harmed. If additional funds are raised through the issuance of equity securities, the percentage ownership of InsWeb's then-current stockholders would be reduced.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS
No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material effect on InsWeb's results of operations or financial condition.

    In December 1998, the American Institute of Certified Public Accountants, or AICPA, issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions. SOP 98-9 amends SOP 97-2 and SOP 98-4 by extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. InsWeb does not expect adoption of this statement to have a material effect on its financial position, results of operations or cash flows.

    In November 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No 100, Restructuring and Impairment Charges. In December 1999, the SEC issued SAB No. 101 Revenue Recognition in Financial Statements. SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. InsWeb is assessing the impact of these SABs on its financial position, results of operations and cash flows.

RISK FACTORS

    OUR FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

    Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur substantial operating losses for the foreseeable future. We incurred operating losses of $21.9 million for the year ended December 31, 1998 and $38.4 million for the year ended December 31, 1999, and as of December 31, 1999, our accumulated deficit was $74.4 million. We intend to make significant additional expenditures related to marketing, hiring of additional personnel and development of our website, technology and infrastructure. Although we have experienced significant revenue growth in recent periods, this growth rate is not sustainable and will decrease in the future. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, we will need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

SEASONALITY AFFECTING INSURANCE SHOPPING AND INTERNET USAGE MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS

    We have experienced some seasonality in our business associated with general slowness in the insurance industry during the year-end holiday period. We expect to continue to experience seasonality as our business matures. Because of this seasonality, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. We believe seasonality will have an ongoing impact on our business.

BECAUSE SUBSTANTIALLY ALL OF OUR REVENUE IS ATTRIBUTABLE TO AUTOMOBILE INSURANCE SHOPPING ON OUR ONLINE MARKETPLACE, WE ARE ESPECIALLY VULNERABLE TO RISKS RELATED TO THE ONLINE MARKET FOR AUTOMOBILE INSURANCE OR THE AUTOMOBILE INSURANCE INDUSTRY GENERALLY

    Automobile insurance accounted for approximately 75% of our revenues in the year ended December 31, 1998 and approximately 78% in the year ended
December 31, 1999. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, our business is likely to be affected by any events or changes that affect the automobile insurance industry as a whole.

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

OUR PLANS TO EXPAND OUR OPERATIONS COULD RESULT IN SIGNIFICANT EXPENDITURES, AND WE MAY NOT GENERATE SUFFICIENT REVENUE TO OFFSET THESE EXPENDITURES

    We intend to expand our operations by, among other things:

    - offering new and complementary products such as small group health insurance and small business property and casualty insurance, and services such as performing selected activities on behalf of insurance companies as an authorized agent;

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

    Several insurance companies participating in our online marketplace own significant portions of our outstanding stock, are affiliated with members of our board of directors or have close business relationships with members of our board. One insurance company, Nationwide, holds approximately 9% of our outstanding common stock, and Richard D. Headley, senior vice president and chief information officer of Nationwide Insurance Enterprise, an affiliate of Nationwide, is a member of our board. Another insurance company, CNA, holds approximately 6% of our outstanding common stock. Most of our other outside directors are affiliated with companies, such as insurance brokerage firms, that may have substantial business dealings with many of the insurance companies with which we have relationships. As a result of such affiliations or relationships, we may find it difficult to terminate or suspend the participation of one of these insurance companies based upon the quality of its service. This could, in turn, cause the quality of our services to decrease and harm our brand image with consumers.

BECAUSE A LIMITED NUMBER OF INSURANCE COMPANIES ACCOUNT FOR A MAJORITY OF OUR REVENUES, THE LOSS OF A SINGLE INSURANCE COMPANY RELATIONSHIP COULD RESULT IN A SUBSTANTIAL DROP IN OUR REVENUES

    Revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues for the year ended December 31, 1999, and revenues from State Farm, AIG and RelianceDirect accounted for approximately 40%, 16% and 10%, respectively, of our revenues for the year ended December 31, 1998. Should one of these insurance companies cease to participate in our online marketplace, or should it change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future.

IN MOST JURISDICTIONS, WE RELY ON THE PARTICIPATION OF A LIMITED NUMBER OF INSURANCE COMPANIES ON OUR ONLINE MARKETPLACE, AND THE LOSS OF ANY OF THESE INSURANCE COMPANIES COULD MAKE OUR ONLINE MARKETPLACE LESS ATTRACTIVE TO CONSUMERS

    Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with 49 insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from two to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only two or three insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. Of the 50 jurisdictions including D.C. in which there are three or fewer insurance companies offering automobile insurance quotes on our online marketplace, State Farm is a participant in 49 jurisdictions and AIG is a participant in 36 jurisdictions. If either of these insurance companies discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be diminished.

    In addition, we believe that there is a general trend toward consolidation in the insurance industry. For example, in October 1999 Allstate Corp. announced an agreement to acquire the personal lines business of CNA Financial Corp., one of our participating insurance companies. Also, in March 2000, CNA announced its intention to sell its life insurance and reinsurance units. In the jurisdictions where we currently offer comparable insurance products from three or fewer insurance companies, the loss of one or more of these companies, whether due to industry consolidation or otherwise, could materially reduce the selection of insurance companies available to consumers on our website, substantially reducing the attraction of our online marketplace to consumers.

WE MAY HAVE DIFFICULTY INTEGRATING NEW INSURANCE COMPANIES INTO OUR ONLINE MARKETPLACE, WHICH COULD HARM OUR ABILITY TO OFFER IMPROVED COMPARISON SHOPPING OPPORTUNITIES AND THUS LIMIT THE ATTRACTIVENESS OF OUR SERVICE TO CONSUMERS

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

    We have entered into an arrangement with Yahoo! Inc. under which our site is the exclusive insurance site included in the Yahoo! Insurance Information Center. In the year ended December 31, 1999, we received approximately 10.1% of our website traffic from our online relationship with Yahoo!, and approximately 33.7% of our traffic from all of our online relationships combined. In addition, in December 1999, we entered into a marketing agreement with Microsoft and in February 2000, we entered into a marketing agreement with certain properties owned by America Online. Our ability to increase our revenues will depend, in part, on increased traffic to our website that we expect to generate through these online relationships.

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

THE RECENTLY ENACTED GRAMM-LEACH-BLILEY ACT MAY ALTER THE TRADITIONAL STRUCTURE OF INSURANCE REGULATION AND IMPOSE NEW OR ADDITIONAL LEGAL REQUIREMENTS ON OUR BUSINESS

    The November 1999 passage of the Gramm-Leach-Bliley Act (S.900) increased the potential for significant changes in the structure and regulation of the insurance industry. Traditionally, regulation of insurance has been almost exclusively the province of the states, including regulation of sales practices, underwriting requirements and claims payments. Moreover, with limited exceptions, securities firms and banking institutions historically were prohibited from engaging in the business of insurance, and were regulated by federal agencies. The Gramm-Leach-Bliley Act eliminated these legislative barriers between segments of the financial services industry. Although insurance will still be regulated primarily by the states, insurance entities that become part of a financial services institution may be indirectly impacted by the federal regulatory requirements pertaining to banks or securities firms.

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

    We are currently experiencing growth and expansion which has placed, and will likely continue to place, a strain on our administrative, operational and financial resources and increased demands on our systems and controls. If our management is unable to manage this growth effectively, our business will be harmed. This growth has resulted in a continuing increase in the level of responsibility for our management personnel. We anticipate that continued growth will require us to recruit, hire, train and retain a substantial number of new managerial, technical, sales and marketing personnel. Of our 297 employees as of December 31, 1999, 213 have been with us less than 18 months, and we expect that our rate of hiring will continue at a very high pace. Our ability to manage our growth successfully will also require us to continue to expand and improve our operational, management and financial systems and controls on a timely basis.

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND HARM OUR OPERATING RESULTS

    We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. For example, in December 1998, we acquired Benelytics, Inc., a developer of employee health benefits selection and management software and reference data products. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management's time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. For example, in connection with the Benelytics acquisition, we recorded $7.3 million in goodwill, which will be amortized over a period of three years, and $1.4 million to software and other intangible assets, which will be amortized over two years.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

    We regard our intellectual property as critical to our success. We rely on trademark, copyright and trade secret laws to protect our proprietary rights. We have registered the INSWEB mark in the United States, France, Germany, South Korea and the United Kingdom and applications are pending in several other countries. Other U.S. and worldwide trademark applications include, but are not limited to, eAgent, InsWeb.com, Powered by InsWeb, and Where You and Your Insurance Really Click. We have patent applications on file in the U.S. Our trademark registration and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply.

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

OUR STOCK PRICE MAY FLUCTUATE WIDELY, AND INTERNET STOCKS IN GENERAL HAVE BEEN EXTREMELY VOLATILE

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    InsWeb is exposed to financial market risks including changes in interest rates and to a lesser degree foreign currency exchange rates. The fair value of InsWeb's investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short term nature of the major portion of InsWeb's investment portfolio. InsWeb's interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our funds are invested in instruments with maturities less than one year, except for certain U.S. agency securities which are designated to support our letter of credit whose maturity is two years. InsWeb's policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Funds in excess of current operating requirements are invested in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and large corporations.

    The table below represents carrying amounts and related weighted-average interest rates by year of maturity of InsWeb's investment portfolio:

                                                     2000       2001      TOTAL
                                                   --------   --------   --------
(In thousands, except interest rates)
Cash and equivalents.............................  $25,688               $25,688
Average interest rate............................     5.67%                 5.67%
Investments......................................  $64,105    $ 4,979    $69,084
Average interest rate............................     5.93%      5.93%      5.93%
Total investment securities......................  $89,793    $ 4,979    $94,772
  Average interest rate..........................     5.86%      5.93%      5.86%

    InsWeb's revenue and capital spending is transacted in U.S. dollars. As discussed in the notes to the consolidated financial statements, InsWeb investment in InsWeb Japan K.K. and the note payable to strategic partner and shareholder is denominated in Japanese Yen. InsWeb has not engaged in hedging transactions to reduce its exposure to fluctuations that may arise from changes in foreign exchange rates. Based on InsWeb's overall currency rate exposure at December 31, 1999 a near-term 10% appreciation or depreciation would have an immaterial affect on InsWeb's operating results or financial condition.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Financial Statements and Supplementary Data required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    The SEC allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called "incorporation by reference." We intend to file our definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Proposal No. 1--Election of Directors" and in Part I of this report under the heading "Executive Officers of the Registrant."

    The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in our definitive proxy statement under the heading "Executive Compensation and Other Matters."

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Executive Compensation and Other Matters."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Form:

        1.  Financial Statements:

                                                                            PAGE
                                                                          --------
            Report of Independent Public Accountants....................     46
            Consolidated Balance Sheets.................................     47
            Consolidated Statements of Operations.......................     48
            Consolidated Statements of Stockholders' Equity.............     49
            Consolidated Statements of Cash Flows.......................     50
            Notes to Consolidated Financial Statements..................     52

        2.  Financial Statement Schedules:

           The following financial statement schedule of InsWeb Corporation for the years ended December 31, 1999, 1998 and 1997 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Insweb Corporation.

           Schedule II--Valuation and Qualifying Accounts

           Other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or notes thereto.

        3.  Exhibits:

           See Index to Exhibits. The Exhibits listed in the accompanying Index are filed as part of this report.

    (b) Reports on Form 8-K:

           Current Report on Form 8-K dated March 16, 2000, relating to the Company's announcement of the resignation of Stephen I. Robertson as Executive Vice President and Chief Financial Officer.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages 46 to 67.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
INSWEB CORPORATION AND SUBSIDIARIES:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of InsWeb Corporation and Subsidiaries (the Company) at December 31, 1999 and 1998, and the results of their operations and of their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
  San Francisco, California
  January 21, 2000

                      INSWEB CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31, 1999    DECEMBER 31, 1998
                                                              ------------------   ------------------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 25,688,760         $  8,337,133
  Short-term investments....................................       64,063,070                   --
                                                                 ------------         ------------
    Total cash, cash equivalents and short-term
      investments...........................................       89,751,830            8,337,133
  Accounts receivable, net of allowance of $141,780 and
    $0......................................................        4,267,691            1,192,174
  Prepaid expenses and other current assets.................        2,974,024              653,734
  Receivable for sale of preferred stock....................               --           22,999,377
                                                                 ------------         ------------
    Total current assets....................................       96,993,545           33,182,418
  Property and equipment, net...............................        7,356,863            3,998,185
  Investment in joint venture...............................        1,449,597            2,089,137
  Long-term investments in securities.......................        4,978,761                   --
  Intangible assets, net of accumulated amortization of
    $3,129,047 and $0.......................................        5,568,094            8,697,141
  Deposits..................................................        1,934,045            1,389,867
                                                                 ------------         ------------
    Total assets............................................     $118,280,905         $ 49,356,748
                                                                 ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $    288,974         $    524,926
  Note payable to officer...................................               --               25,000
  Accrued expenses..........................................        5,159,933            3,119,362
  Deferred revenue..........................................          182,618              226,251
  Payable to former Series B stockholder....................               --            4,500,000
  Line of credit from affiliate.............................               --           19,290,000
                                                                 ------------         ------------
    Total current liabilities...............................        5,631,525           27,685,539
Note payable to strategic partner...........................        1,464,558            2,089,137
                                                                 ------------         ------------
    Total liabilities.......................................        7,096,083           29,774,676
Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock, $0.001 par value. Authorized:
  5,000,000 shares. Issued no shares in 1999 and 492,134
  shares in 1998. Outstanding: no shares in 1999, 633,347
  shares in 1998                                                           --                  633
Common stock, $0.001 par value. Authorized: 150,000,000;
  Issued and outstanding: 34,742,784 shares in 1999, and
  15,939,823 shares in 1998.................................           34,743               15,940
Paid-in capital.............................................      188,222,780           59,475,314
Accumulated other comprehensive income......................          112,843                   --
Common stock warrants.......................................          113,071              113,071
Deferred stock compensation.................................       (2,887,995)          (1,813,082)
Accumulated deficit.........................................      (74,410,620)         (38,209,804)
                                                                 ------------         ------------
    Total stockholders' equity..............................      111,184,822           19,582,072
                                                                 ------------         ------------
    Total liabilities and stockholders' equity..............     $118,280,905         $ 49,356,748
                                                                 ============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      INSWEB CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           1999           1998          1997
                                                       ------------   ------------   -----------
Revenues:
  Transaction fees...................................  $ 19,137,713   $  3,151,423   $   115,758
  Development and maintenance fees...................     2,673,450        789,337       551,406
  Other revenues.....................................        29,375        369,416        82,507
                                                       ------------   ------------   -----------
    Total revenues...................................    21,840,538      4,310,176       749,671

Operating expenses:
  Product development................................     8,870,530     10,077,497     3,209,587
  Sales and marketing................................    33,477,172      8,953,700     3,166,644
  General and administrative.........................    13,474,201      6,639,816     3,258,881
  Amortization of stock-based compensation...........     1,272,106        540,489       470,455
  Amortization of intangible assets..................     3,129,047             --            --
                                                       ------------   ------------   -----------
    Total operating expenses.........................    60,223,056     26,211,502    10,105,567
    Loss from operations.............................   (38,382,518)   (21,901,326)   (9,355,896)
Other income (expense), net..........................      (165,841)       600,000            --
Interest income (expense), net.......................     2,347,543     (1,188,550)      293,173
                                                       ------------   ------------   -----------
  Net loss...........................................  $(36,200,816)  $(22,489,876)  $(9,062,723)
                                                       ============   ============   ===========

Net loss per share--basic and diluted................  $      (1.52)  $      (1.52)  $     (0.62)
                                                       ============   ============   ===========

Weighted average used in computing net loss per
  share--basic and diluted...........................    23,863,850     14,813,013    14,601,318
                                                       ============   ============   ===========

Pro forma net loss per share--basic and diluted......  $      (1.17)         (0.92)        (0.43)
                                                       ============   ============   ===========

Weighted average shares used in computing pro forma
  net loss per share--basic and diluted..............    31,000,310     24,408,089    21,242,209
                                                       ============   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      INSWEB CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        CONVERTIBLE
                                      PREFERRED STOCK         COMMON STOCK                        COMMON      DEFERRED
                                    -------------------   ---------------------     PAID-IN       STOCK        STOCK
                                     SHARES     AMOUNT      SHARES      AMOUNT      CAPITAL      WARRANTS   COMPENSATION
                                    --------   --------   ----------   --------   ------------   --------   ------------
Balances, December 31, 1996.......   352,942    $ 352     14,596,305   $14,596    $ 14,118,505   $          $
Issuance of preferred stock for
  cash, net of $38,252 in issuance
  costs...........................    89,784       90                                4,159,060
Exercise of stock options.........                            15,000        15          19,485
Deferred stock compensation.......                                                   1,206,098               (1,206,098)
Amortization of deferred stock
  compensation....................                                                                              470,455
Net loss..........................
                                    --------    -----     ----------   -------    ------------   --------   -----------
Balances, December 31, 1997.......   442,726      442     14,611,305    14,611      19,503,148                 (735,643)
Issuance of preferred stock for
  cash and receivable, net of
  $1,649,000 in issuance costs....   190,621      191                               29,398,204
Issuance of common stock for
  acquisition.....................                           908,561       909       8,388,133
Issuance of common stock warrants
  in connection with
  acquisition.....................                                                                113,071
Exercise of stock options.........                           419,957       420         567,901
Deferred stock compensation.......                                                   1,617,928               (1,617,928)
Amortization of deferred stock
  compensation....................                                                                              540,489
Net loss..........................
                                    --------    -----     ----------   -------    ------------   --------   -----------
Balances, December 31, 1998.......   633,347      633     15,939,823    15,940      59,475,314    113,071    (1,813,082)
Issuance of preferred stock for
  cash and receivable, net of
  71,083 in issuance costs........   185,775      186                               34,928,741
Issuance of common stock for
  cash............................                            32,159        32         296,898
Issuance of common stock in
  initial public offering.........                         5,750,000     5,750      89,548,727
Conversion of preferred shares to
  common shares related to initial
  public offering.................  (819,122)    (819)    12,286,830    12,287         (11,468)
Deferred stock compensation.......                                                   2,347,019               (2,347,019)
Amortization of deferred stock
  compensation....................                                                                            1,272,106
Exercise of stock options.........                           733,948       734       1,637,549

Comprehensive income:
Cumulative translation
  adjustment......................
Unrealized loss on investments....
Net loss..........................
Comprehensive loss................
                                    --------    -----     ----------   -------    ------------   --------   -----------
Balances, December 31, 1999.......        --    $  --     34,742,760   $34,743    $188,222,780   $113,071   $(2,887,995)
                                    ========    =====     ==========   =======    ============   ========   ===========

                                     ACCUMULATED
                                        OTHER
                                    COMPREHENSIVE   ACCUMULATED
                                       INCOME         DEFICIT         TOTAL
                                    -------------   ------------   ------------
Balances, December 31, 1996.......    $             $ (6,657,205)  $  7,476,248
Issuance of preferred stock for
  cash, net of $38,252 in issuance
  costs...........................                                    4,159,150
Exercise of stock options.........                                       19,500
Deferred stock compensation.......
Amortization of deferred stock
  compensation....................                                      470,455
Net loss..........................                    (9,062,723)    (9,062,723)
                                      --------      ------------   ------------
Balances, December 31, 1997.......                   (15,719,928)     3,062,630
Issuance of preferred stock for
  cash and receivable, net of
  $1,649,000 in issuance costs....                                   29,398,395
Issuance of common stock for
  acquisition.....................                                    8,389,042
Issuance of common stock warrants
  in connection with
  acquisition.....................                                      113,071
Exercise of stock options.........                                      568,321
Deferred stock compensation.......                                           --
Amortization of deferred stock
  compensation....................                                      540,489
Net loss..........................                   (22,489,876)   (22,489,876)
                                      --------      ------------   ------------
Balances, December 31, 1998.......                   (38,209,804)    19,582,072
Issuance of preferred stock for
  cash and receivable, net of
  71,083 in issuance costs........                                   34,928,927
Issuance of common stock for
  cash............................                                      296,930
Issuance of common stock in
  initial public offering.........                                   89,554,477
Conversion of preferred shares to
  common shares related to initial
  public offering.................                                           --
Deferred stock compensation.......                                           --
Amortization of deferred stock
  compensation....................                                    1,272,106
Exercise of stock options.........                                    1,638,283
Comprehensive income:
Cumulative translation
  adjustment......................     155,086                          155,086
Unrealized loss on investments....     (42,243)                         (42,243)
Net loss..........................                   (36,200,816)   (36,200,816)
                                                                   ------------
Comprehensive loss................                                  (36,087,973)
                                      --------      ------------   ------------
Balances, December 31, 1999.......    $112,843      $(74,410,620)  $111,184,822
                                      ========      ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      INSWEB CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  1999           1998          1997
                                                              ------------   ------------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(36,200,816)  $(22,489,876)  $(9,062,723)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     1,812,845        984,877       411,339
    Amortization of stock-based compensation................     1,272,106        540,489       470,455
    Amortization of intangible assets.......................     3,129,047             --            --
    Foreign currency translation gain on note payable to
     strategic partner......................................       158,053             --            --
    Equity loss from joint venture..........................        11,993             --            --
    Loss on disposal of equipment...........................         3,074
    Loss on software license................................            --      5,450,000            --
    Income from sale of property and casualty agents
     business...............................................            --       (650,000)           --
    Revenue from software license agreement.................            --       (350,000)           --
    Non compete agreement expense...........................            --         50,000            --
  Changes in assets and liabilities:
    Accounts receivable.....................................    (3,075,517)    (1,054,272)      (58,257)
    Prepaid expenses and other current assets...............    (2,320,290)      (559,881)       33,010
    Deposits................................................      (544,178)    (1,366,353)      (23,514)
    Accounts payable........................................      (235,952)       261,475        24,940
    Accrued expenses........................................     3,689,572      1,022,171       211,193
    Deferred revenue........................................       (43,633)       152,556        33,248
  Interest received on note receivable from officers........            --         68,436        77,211
  Interest paid on note payable to officer..................            --        (68,436)      (68,938)
                                                              ------------   ------------   -----------
      Net cash used in operating activities.................   (32,343,696)   (18,008,814)   (7,952,036)
Cash flows from investing activities:
  Purchase of short term investments--net...................   (64,105,313)            --            --
  Purchase of held-to-maturity securities...................    (4,978,761)            --            --
  Sales of property and equipment...........................        15,020         35,334        11,313
  Purchases of property and equipment.......................    (5,189,617)    (3,972,587)     (684,673)
  Cash acquired in acquisition..............................            --         16,708            --
                                                              ------------   ------------   -----------
      Net cash used in investing activities.................   (74,258,671)    (3,920,545)     (673,360)
Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net............    56,279,304      8,048,018     4,159,150
  Proceeds from initial public offering of common stock,
    net.....................................................    89,554,477             --            --
  Proceeds from issuance of common stock....................       296,930             --            --
  Proceeds from exercise of stock options...................     1,638,283        568,321        19,500
  Issuance of notes receivable from officer.................            --     (4,000,000)           --
  Proceeds from repayment of notes receivable from
    officer.................................................            --      5,525,000            --
  Payment to former Series B stockholder....................    (4,500,000)            --            --
  Payment of note payable to officer........................       (25,000)    (1,525,000)           --
  Proceeds from line of credit from affiliate...............            --     23,290,000            --
  Payments on line of credit from affiliate.................   (19,290,000)    (4,000,000)           --
                                                              ------------   ------------   -----------
      Net cash provided by financing activities.............   123,953,994     27,906,339     4,178,650
                                                              ------------   ------------   -----------
Net increase (decrease) in cash and cash equivalents........    17,351,627     (5,976,980)   (4,446,746)
Cash and cash equivalents, beginning of period..............     8,337,133      2,360,153     6,806,899
                                                              ------------   ------------   -----------
Cash and cash equivalents, end of period....................  $ 25,688,760   $  8,337,133   $ 2,360,153
                                                              ============   ============   ===========

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  1999           1998          1997
                                                              ------------   ------------   -----------
Supplemental disclosure of cash activities:
  Cash paid during the period for interest..................  $  1,229,448   $    794,406   $   192,493
                                                              ============   ============   ===========
Supplemental schedule of noncash financing activities:
Deferred stock compensation from issuance of options........  $  2,347,019   $  1,617,928   $ 1,206,098
                                                              ============   ============   ===========
Note payable to strategic partner for initial investment in
  joint venture.............................................  $         --   $  2,089,137   $        --
                                                              ============   ============   ===========
Proceeds from sale of a portion of investment in joint
  venture used to reduce note payable to the strategic
  partner...................................................  $    782,630   $         --   $        --
                                                              ============   ============   ===========
Issuance of common stock for acquisition of Benelytics, Inc.  $         --   $  8,389,042   $        --
                                                              ============   ============   ===========
Issuance of common stock warrants in connection with
  acquisition of Benelytics, Inc............................  $         --   $    113,071   $        --
                                                              ============   ============   ===========
Receivable for sale of preferred stock......................  $         --   $ 22,999,377   $        --
                                                              ============   ============   ===========
Preferred stock issuance costs accrued but not paid.........  $         --   $  1,649,000   $        --
                                                              ============   ============   ===========
Conversion of preferred stock to common stock...............  $        819   $         --   $        --
                                                              ============   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      INSWEB CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OF THE COMPANY

    InsWeb Corporation, formerly Strategic Concepts Corporation (the Company), was incorporated in the State of California on February 28, 1995 to provide, through InsWeb's site, a centralized interactive marketplace for insurance information and electronic quotation. In November 1996, the Company was reincorporated as a Delaware corporation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, InsWeb Insurance Services, Inc. (formerly Avatar Insurance Services, Inc.) and Benelytics, Inc. Benelytics, Inc. was purchased on December 31, 1998, and the acquisition was accounted for as a purchase. Accordingly, the results of operations of Benelytics, Inc. for the year ended December 31, 1998 are not included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments in 20 to 50 percent owned affiliates are accounted for on the equity method.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market.

    INVESTMENTS IN SECURITIES

    The Company accounts for its short-term investments under Statement of Financial Accounting Standards No. 115 (SFAS No. 115), ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. SFAS No. 115 requires the classification of investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale," or "trading." The Company's policy is to protect the value of investment portfolio and to minimize principal risk by earning returns based on current interest rates. Management determines the appropriate classification of its debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value based on quoted market prices, with unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder's equity. The cost of securities sold is based on the specific identification method. The Company did not recognize any material gains or losses upon the sale of securities.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short maturities. In addition, the carrying amounts of the note receivable from and notes payable to officer, line of credit from affiliate and note payable to the Series B stockholder approximate fair value due to their short maturities.

                      INSWEB CORPORATION AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION

    Transaction fee revenue is recognized when a qualified consumer lead is delivered to an insurance company customer. Revenue from development fees is recognized when the development work is completed and the insurance company's integration with the Company's site becomes operational. Maintenance revenue is recognized ratably over the term of the customer agreement. Other revenue represents revenue from operating activities which are nonrecurring in nature and is recognized when the service is performed and no additional significant obligations exist. Deferred revenue represents prepayment for development and maintenance services which will be rendered in the future.

    PRODUCT DEVELOPMENT COSTS

    Product development costs and costs of enhancing existing products are charged to technology costs as incurred. Software development costs are required to be capitalized beginning when a product's technological feasibility has been established by completion of a working model of the product and ending when the product is available for general lease to customers. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since these costs have not been significant.

    ONLINE MARKETING FEES

    The Company enters into marketing agreements, which require revenue sharing from transaction fees, fixed fee payments or per unit based charges with various participating online companies. Revenue sharing from transaction fees are expensed in the period the related qualified consumer lead is delivered to an insurance company customer. Fixed fee payments are capitalized and expensed on a straight-line basis over the term of the agreement.

    ADVERTISING COSTS

    Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising costs charged to expense for the years ended December 31, 1999, 1998 and 1997 were $13,040,000, $2,338,378 and
$41,579, respectively.

    INCOME TAXES

    Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. Depreciation on computer and office equipment, furniture and fixtures and purchased software is calculated using the straight-line method over the estimated useful lives of the assets, generally two to five years. Amortization on leasehold improvements is calculated using the straight-line method over the estimated useful lives of the improvements or the remaining life of the lease, whichever is shorter. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and

                      INSWEB CORPORATION AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the resulting gain or loss is included in income. Expenditures for maintenance and repairs are charged to expense as incurred.

    LONG-LIVED ASSETS

    The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

    INTANGIBLE ASSETS

    Intangible assets are recorded at cost. Amortization is provided on a straight-line method over the estimated useful lives of the related assets. Management estimates the useful lives of the purchased software, non-compete agreements, assembled workforce and contractual relationships to be two years. Unidentified assets allocated to goodwill are being amortized over three years.

    DEPOSITS

    Payments to collateralize certain lease commitments have been recorded as deposits.

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

    CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk, as defined by SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company deposits its cash and cash equivalents with a single major bank, which deposits may exceed federal deposit insurance limits.

    The Company's short- and long-term investments consist of diversified investment grade securities. The Company's investment policy limits the amount of credit exposure to investments in any one issue, and the Company believes no significant concentration of credit risk exists with respect to these investments.

    The Company's customer base is dispersed across many different geographic areas, most customers are in a single industry in the United States. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

                      INSWEB CORPORATION AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company reviews the need for allowances for potential credit losses and reserves for potential credit losses are maintained.

    SIGNIFICANT CUSTOMERS

    For the year ended December 31, 1999, three customers accounted for 11.2%, 11.3% and 30.8%, respectively, of total revenues. For the year ended
December 31, 1998, three customers accounted for 10.3%, 16.3% and 39.5%, respectively, of total revenues. For the year ended December 31, 1997, one customer accounted for 19.4% of total revenues. At December 31, 1999 two customers accounted for 22.3% and 20.6% of accounts receivable, respectively. At December 31, 1998, one customer accounted for 48.9% of accounts receivable.

    STOCK SPLITS

    All common share and per share amounts reflect a 10-for-1 split approved by the Board of Directors in 1997 and a 3-for-2 split authorized in June 1999. All common share and per common share amounts in the accompanying consolidated financial statements have been restated to give retroactive effect to the stock split for all periods. Prior to giving retroactive effect to the June 1999 stock split, net loss per share--basic and diluted was $0.93 and $2.28 for the years ended December 31, 1997 and 1998.

    EARNINGS PER SHARE

    Basic earnings per share is computed using the weighted average number of shares of common stock outstanding while diluted earnings per share reflects the potential dilution that would occur if preferred stock had been converted and stock options and warrants had been exercised. Common equivalent shares from preferred stock, stock options and warrants have been excluded from the computation of net loss per share-diluted as their effect is antidilutive.

    Pro forma net loss per share-basic and diluted represents what the net loss per share-basic and diluted would have been assuming the conversion of the outstanding preferred stock as of the beginning of such periods or at the original date of issuance, if later.

    COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted the provisions of SFAS
No. 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 requires items of other comprehensive income (loss) be classified, net of income taxes, by their nature in the financial statements. For the Company, other comprehensive income includes

                      INSWEB CORPORATION AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) primarily foreign currency translation adjustments and unrealized losses on investments. Prior to December 31, 1998, accumulated other comprehensive income was not significiant The change in the components of accumulated other comprehensive income, net of taxes, is summarized as follows.

                                                             FOREIGN                    ACCUMULATED
                                                            CURRENCY     UNREALIZED        OTHER
                                                           TRANSLATION    LOSSES ON    COMPREHENSIVE
                                                           ADJUSTMENTS   INVESTMENTS      INCOME
                                                           -----------   -----------   -------------
Balance, December 31, 1998...............................    $     --     $     --        $     --
Other comprehensive income (loss)........................     155,086      (42,243)        112,843
                                                             --------     --------        --------
Balance, December 31, 1999...............................    $155,086     $(42,243)       $112,843
                                                             ========     ========        ========

    STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and complies with the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of the Company's stock and the exercise price of the option on the measurement date, which is typically the date of grant.

    The Company accounts for options granted to non-employees in accordance with the provisions of SFAS No. 123 and under Emerging Issues Task Force No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS AND SERVICES. Under these provisions, options are recorded at their fair value on the measurement date, which is typically the date of grant. The Company amortizes stock based compensation recorded in connection with certain stock option grants over the vesting periods of the related options.

    RISKS AND UNCERTAINTIES

    The Company is subject to all of the risks inherent in an early stage business in the electronic commerce industry. These risks include, but are not limited to, a limited operating history, limited management resources, dependence upon consumer acceptance of the Internet, Internet related security risks and the changing nature of the electronic commerce industry. Due to the foregoing factors, the Company's operating results may be materially affected.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company's adoption of SFAS No. 133 is not expected to not have material effect on the Company's results of operations, financial condition or cash flows.

    In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS. SOP 98-9 amends SOP 97-2 and SOP 98-4 by extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not anticipate adoption of this statement to have a material effect on the Company's financial position, results of operations or cash flows.

    In November 1999, the Securities and Exchange Commission (SEC) issued Staff accounting Bulletin (SAB) No 100, Restructuring and Impairment Charges, SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. In December 1999, the SEC issued SAB No. 101 Revenue recognition in Financial Statements. SAB No 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. The Company is assessing the impact of these SABs on its financial position, results of operations and cash flows.

    RECLASSIFICATIONS

    Certain amounts in the prior years' financial statements have been reclassified to conform to the December 31, 1999 presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders' equity or net loss.

3. CASH AND INVESTMENTS

    Cash and investments consist of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      -----------   ----------
Cash and cash equivalents:
  Cash..............................................  $ 1,131,558   $  315,263
  Money market funds................................   13,655,335    8,021,870
  Taxable municipal securities......................    5,000,000           --
  Commercial paper..................................    5,901,867           --
                                                      -----------   ----------
                                                       25,688,760    8,337,133
Short-term investments:
  Certificates of deposit...........................    1,500,000           --
  Commercial paper..................................   62,563,070           --
                                                      -----------   ----------
                                                       64,063,070           --
Cash, cash equivalents and short-term investments...  $89,751,830   $8,337,133
                                                      ===========   ==========

Long-term investments--U.S. Agency securities.......  $ 4,978,761   $       --
                                                      ===========   ==========

    The Company's investments in short-term securities are classified as available-for-sale. At December 31, 1999, the carrying value of short-term available-for sale securities is shown net of gross unrealized losses of $42,243 which are included as a component of stockholder's equity and are attributable to the Company's investments in commercial paper. The fair value of all other short-term securities approximates cost due to the short maturities of these instruments. At December 31, 1999, all cash, cash equivalents and short-term investments mature in 2000.

    Long-term investments are treated as held-to-maturity for financial reporting purposes. At December 31, 1999, the fair value of the Company's long term investments in debt securities was $4,947,040 which included gross unrealized losses of $31,721. The Company's long term investments at December 31, 1999 mature in 2001.

4. PREPAID EXPENSES AND OTHER ASSETS

    Prepaid expenses and other assets consist of the following:

                                                            DECEMBER 31,
                                                        ---------------------
                                                           1999        1998
                                                        ----------   --------
Prepaid marketing fees................................  $1,200,000   $425,000
Prepaid insurance.....................................     824,000     64,253
Prepaid rent..........................................     128,287         --
Interest receivable...................................     343,864         --
Other.................................................     477,873    164,481
                                                        ----------   --------
                                                        $2,974,024   $653,734
                                                        ==========   ========

5. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Computer and office equipment......................  $ 4,807,243   $ 1,972,168
Furniture and fixtures.............................    1,665,678     1,010,266
Leasehold improvements.............................    2,325,952     1,986,897
Purchased software.................................    1,510,267       386,566
Construction in progress...........................       66,181            --
                                                     -----------   -----------
                                                      10,375,321     5,355,897
Less accumulated depreciation and amortization.....   (3,018,458)   (1,357,712)
                                                     -----------   -----------
                                                     $ 7,356,863   $ 3,998,185
                                                     ===========   ===========

    Depreciation and amortization expense was $1,812,845, $984,877 and $411,339 for the years ended December 31, 1999, 1998 and 1997, respectively.

6. INSWEB JAPAN

    On December 15, 1998, the Company entered into a Joint Venture Agreement with a strategic partner and significant stockholder. The purpose of the joint venture is to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The joint venture contemplated by the agreement will be carried out exclusively through a newly-formed Japanese corporation, InsWeb Japan K.K. On December 30, 1998, the Company purchased a 40% interest in InsWeb Japan K.K in exchange for a promissory note in the principal amount of $2,089,137 from the strategic partner. In conjunction with this agreement, the Company also entered into an agreement to provide consulting and hosting services to assist the Joint Venture in developing their internet strategy. For the year ended December 31, 1999, $354,970 was billed and under this contract and is included in development and maintenance fees. At December 31, 1999, $170,561 of accounts receivable was due from Insweb Japan, K.K.

    On May 14, 1999, the Company sold a portion of its interest in InsWeb Japan K.K. to a common stockholder for $782,630. As a result of this sale, the Company's interest in this joint venture decreased from 40% to 25%. The Company used the proceeds from the sale to partially repay the note payable to the strategic partner.

    The promissory note due to the strategic partner is payable in Yen and accrues interest at 5% per annum, which is payable quarterly on the last day of each calendar quarter. The promissory note, together with all accrued and unpaid interest, is due and payable on the earlier of the closing date of an initial public offering of the securities of InsWeb Japan K.K. or December 15, 2002. Interest expense related to this note for the year ended December 31, 1999 was $42,977. As of December 31, 1999 and 1998, $1,464,558 and $2,089,137 was
outstanding under the note, respectively

7. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Accrued employee compensation........................  $1,439,130   $  309,311
Employee stock purchase plan.........................     796,303           --
Accrued interest.....................................      16,289      652,681
Accrued expenses for preferred stock financing.......          --    1,649,000
Accrued payments to vendors..........................   1,818,862      442,872
Accrued fee sharing..................................     733,774           --
Deferred rent........................................     268,601           --
Other................................................      86,974       65,498
                                                       ----------   ----------
                                                       $5,159,933   $3,119,362
                                                       ==========   ==========

8. COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases its current office facilities under noncancelable operating leases which expire at various dates through August 2012.

    At December 31, 1999, future minimum lease payments under noncancelable operating leases are as follows:

2000........................................................  $  5,387,400
2001........................................................     8,921,900
2002........................................................     9,197,200
2003........................................................     9,335,400
2004........................................................     9,449,300
Thereafter..................................................    69,728,100
                                                              ------------
                                                              $112,019,300
                                                              ============

    Rent expense for the years ended December 31, 1999, 1998 and 1997 was $1,458,296, $1,093,735, $474,104 (net of sublease rental income of $671,586,
$26,222 and $40,485), respectively.

    One of the office leases is for a 65,000 square foot building in Redwood City, California. Under the terms of this lease, the Company is responsible for taxes, insurance and maintenance expenses. This lease includes the option to extend the term for two consecutive five-year periods at the expiration of the initial term and at the end of the first five-year extension period.

    In October 1999, the Company signed a 12-year lease for approximately 160,000 square feet to house the Company's future headquarters in San Carlos, California. Under the terms of this lease, the Company is responsible for taxes, insurance and maintenance expenses. As a condition of the lease the Company is required to provide a $5.0 million letter of credit secured by a portion of the Company's investments as a security deposit. In May 2000, the letter of credit will increase to $9.5 million.

    MARKETING AGREEMENTS

    The Company is required to make fixed payments under various marketing agreements, which expire at various dates through 2002. At December 31, 1999, future minimum payments under these agreements, including the AOL agreement (See
Note 16), are as follows:

2000........................................................  $12,212,500
2001........................................................    9,925,000
                                                              -----------
                                                              $22,137,500
                                                              ===========

    In addition to the fixed fees certain of these agreements require the Company to pay fees for each user delivered to the Company's website in excess of certain minimums.

    LITIGATION

    From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

9. RELATED PARTY TRANSACTIONS

    STOCKHOLDER AND CUSTOMER

    A stockholder, who is also a customer, accounted for $430,845, $133,517 and $163,175 of the Company's revenue during 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, this customer accounted for $0 and $34,600 of accounts receivable, respectively.

    NOTES PAYABLE TO OFFICERS

    From the Company's inception through March 1996, the Company borrowed from its Chief Executive Officer an aggregate of $1,721,569 to cover start-up costs. The loan was evidenced by an uncollateralized demand promissory note bearing interest at 6% per annum. The Company paid $196,569 on the note in 1996 and paid the remaining balance of $1,525,000 in September 1998.

    In December 1998, Benelytics, Inc. borrowed $25,000 from its President in exchange for an uncollateralized demand promissory note bearing interest at 4.33% per annum. The note was paid in full by the Company in January 1999.

    NOTES RECEIVABLE FROM OFFICERS

    In February 1996, the Company lent the Chief Executive Officer $1,525,000. The loan was evidenced by an uncollateralized demand promissory note bearing interest at 6% per annum. The Chief Executive Officer paid the note in full in September 1998 along with accrued interest.

    In August 1998, the Company lent the Chief Executive Officer and the President $3,000,000 and $1,000,000, respectively, in exchange for promissory notes. The notes accrued interest at 15% per annum and were collateralized by shares of the Company's common stock owned by the officers. The officers used the proceeds of these loans to acquire another stockholder's interest in 885,000 shares of the Company's common stock. These notes and accrued interest were paid in full in September 1998.

    AFFILIATE AND CUSTOMER

    An affiliate, who owns a majority interest in a significant stockholder of the Company, is also a customer and accounted for $133,187 and $247,711 of the Company's revenue during 1999 and 1998. This customer accounted for $15,495 and $6,405 of accounts receivable at December 31, 1999 and 1998.

    STOCKHOLDER AGREEMENTS

    In November 1996, the Company entered into the following agreements with the then Series B preferred stockholder (the Series B stockholder).

LINE OF CREDIT AGREEMENT

    The Company obtained a five-year line of credit totaling $25,000,000 from the Series B stockholder. In April 1998, the line of credit commitment was assigned to and assumed by the majority stockholder of the Series B stockholder, who is also a customer of the Company. The amount available under the line of credit commitment was reduced to $12,500,000 in May 1999 and was subsequently cancelled in conjunction with the closing of the Company's initial public offering in July 1999.

    Under the line of credit agreement, all borrowings were uncollateralized and bore interest at 15% per annum. As of December 31, 1998, the Company had a balance of $19,290,000 outstanding, which it repaid in March 1999. Interest expense related to the line of credit was $538,513 and $1,311,119 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, there was $0 and $623,191, respectively, of accrued interest payable.

ASSET PURCHASE AGREEMENT

    In March 1997, the Company sold the assets of its Property and Casualty Agents line of business to the Series B stockholder in accordance with an Asset Purchase Agreement. The Company recognized the associated income of $650,000, net of the related noncompete agreement payment, in December 1998 as other income on the statement of operations.

JOINT MARKETING AND LICENSE AGREEMENT

    In accordance with a Joint Marketing and License Agreement, the Company and the Series B stockholder agreed to license certain software to each other. The transfers of the licensed software were completed in December 1998 and the Company is under no further obligation to deliver additional software or documentation or to provide any maintenance for previously delivered software. The agreement specified the following cross-licensing fees: (i) the Company was to pay the Series B stockholder $50,000 and $5,450,000 for a non-compete agreement and five-year non-exclusive licenses to certain software owned by the Series B stockholder, respectively, and (ii) the Series B stockholder was to pay the Company $350,000 for five-year non-exclusive licenses to certain software owned by the Company. In addition, the agreement provided for the payment of transaction fees by each party to the other based on revenues resulting from the joint marketing efforts and utilization of each other's software.

    Under the terms of the Joint Marketing and License Agreement, the Company's payments to the Series B stockholder of $5,500,000 were to be offset against the Series B stockholder's payments to the Company of $1,000,000, consisting of the $350,000 license fee payable under the agreement and of the $650,000 purchase price payable under the Asset Purchase Agreement. Payment was originally to be made in November 1998.

    In December 1998, the parties agreed to amend the Joint Marketing and License Agreement. The amendment eliminated the payment of transaction fees and revised the payment terms to allow the Company to make four quarterly payments to the Series B stockholder of $1,125,000 each, due on the first day of each quarter beginning January 1, 1999. The remaining amounts were paid in full during 1999. In 1998 the Company determined that it would not be integrating the software licensed from the Series B stockholder into its products. As a result, the $5,450,000 software licenses were recorded as product development expense.

    MARKETING AGREEMENTS

    For the year ended December 31, 1999, the Company recognized $4,548,776 in marketing expense under a marketing agreement with an Internet company. An affiliate of the Internet company became a principal stockholder of the Company on December 30, 1998.

10. STOCKHOLDERS' EQUITY

    INITIAL PUBLIC OFFERING

    In July 1999, the Company sold 5,750,000 shares of common stock including the exercise of the underwriters' over-allotment option in an underwritten public offering at a price per share of $17.00 per share. The Company received net proceeds of approximately $89,554,477, after underwriting discount and offering expenses. Simultaneously with the closing of the public offering, all 819,122 shares of the Company's preferred stock were converted to common stock on a fifteen for one basis. Prior to the conversion the Series A, A-1, B, C, D and E preferred stockholders held certain voting, dividend, liquidation and conversion rights. No dividends were declared by the Board of Directors through the date of conversion. In accordance with its line of credit agreement with its affiliate (see Note 9), the Company did not declare or pay any dividends while the line of credit was in effect.

    STOCK OPTION PLANS

    In September 1995, the Company authorized the 1995 Stock Option Plan (the 1995 Plan) under which the Board of Directors was authorized to grant stock options to employees, officers, directors, independent contractors and consultants of the Company and its subsidiaries. In 1997, the Board of Directors terminated the 1995 Plan and provided that no further options would be granted pursuant to the 1995 Plan, but that the terms of the 1995 Plan would continue to govern the options then outstanding under the 1995 Plan. No options remain outstanding under the 1995 plan as of December 31, 1999.

    In July 1997, the Company authorized the 1997 Stock Option Plan (the 1997 Option Plan) and the Senior Executive Option Plan (the Executive Plan). Under the 1997 Option Plan the Board of Directors may issue incentive stock options to employees of the Company and its subsidiaries and may also issue nonqualified stock options to employees, officers, directors, independent contractors and consultants of the Company and its subsidiaries. Under the Executive Plan the Board of Directors may issue nonqualified stock options to employees, officers and directors of the Company and its subsidiaries. Following attendance at each regularly scheduled meeting of the Board of Directors, each eligible director is granted a fully-vested option to purchase 750 shares of common stock at the fair market value on the date of grant.

    As of December 31, 1999, 6,183,030 total shares of the Company's common stock have been reserved for issuance upon exercise of stock options under the 1997 Option Plan and the Executive Plan. The 1997 Option Plan was amended in August 1998, providing an automatic annual increase in the share reserve, to be effective on the first day of each fiscal year, by a number of shares equal to 5% of the number of common shares outstanding as of the last day of the preceding fiscal year.

    Options granted under the Plans generally vest in equal monthly installments over a three-year period, except for certain options granted to members of the Company's Board of Directors, which vest immediately. The options expire ten years from the date of grant.

    Activity under all the Plans is as follows:

                                   SHARES AVAILABLE   NUMBER OF                     AGGREGATE    WEIGHTED AVERAGE
                                      FOR GRANT        SHARES     EXERCISE PRICE      PRICE       EXERCISE PRICE
                                   ----------------   ---------   --------------   -----------   ----------------
Balances, December 31, 1996......      1,804,455        363,945   $0.016-$0.50     $   117,202        $ 0.32
Options granted..................     (1,228,650)     1,228,650    $1.30-$2.65       2,528,147        $ 2.06
Options exercised................             --        (15,000)      $1.30            (19,500)       $ 1.30
Options canceled.................         31,575        (31,575)   $0.50-$2.65         (22,228)       $ 0.70
                                      ----------      ---------                    -----------
Balances, December 31, 1997......        607,380      1,546,020   $0.016-$2.65       2,603,621        $ 1.68
Additional shares reserved.......        750,000             --
Options granted..................     (1,171,388)     1,171,388    $2.65-$5.00       4,513,065        $ 3.85
Options exercised................             --       (419,957)   $1.30-$2.65        (568,321)       $ 1.35
Options canceled.................        200,636       (200,636)   $0.50-$2.65        (476,626)       $ 2.38
                                      ----------      ---------                    -----------
Balances, December 31, 1998......        386,628      2,096,815   $0.016-$5.00       6,071,739        $ 2.90
Additional shares reserved.......      5,337,083             --
Options granted..................     (3,845,408)     3,845,408   $9.23-$60.00      93,958,445        $24.43
Options exercised................             --       (733,948)  $0.016-$10.67     (1,637,549)       $ 2.23
Options canceled.................        544,200       (544,200)  $0.50-$45.00      (7,728,228)       $14.20
                                      ----------      ---------                    -----------
Balances, December 31, 1999......      2,422,503      4,664,075   $0.50-$60.00     $90,664,407        $19.43
                                      ==========      =========                    ===========

    Options outstanding and currently exercisable by exercise price at December 31, 1999 are as follows:

                                                                                  OPTIONS CURRENTLY
                                                 OPTIONS OUTSTANDING                 EXERCISABLE
                                            ------------------------------   ----------------------------
                                                          WEIGHTED AVERAGE                    WEIGHTED
                                              NUMBER         REMAINING         NUMBER         AVERAGE
EXERCISE PRICES                             OUTSTANDING   CONTRACTUAL LIFE   OUTSTANDING   EXERCISE PRICE
---------------                             -----------   ----------------   -----------   --------------
$0.50--$3.12..............................     816,268          8.06           446,927           2.54
$3.12--$7.50..............................     360,401          8.76           140,920           4.99
$9.23.....................................     663,302          9.25           128,188           9.23
$10.67....................................     865,514          9.40           123,584          10.67
$10.67--$17.32............................     503,215          9.58             7,962          14.77
$17.50--$31.75............................     322,875          9.78            10,584          23.46
$45.00....................................     810,000          9.55                --             --
$60.00....................................     322,500          9.55                --             --
                                             ---------          ----           -------         ------
                                             4,664,075          9.18           858,165         $ 5.48
                                             =========          ====           =======         ======

    The Company accounts for employee and board of director stock options in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123.

    Under APB No. 25, compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options at the measurement date, which in the case of employee stock options is typically the date of grant. For financial reporting purposes, the Company has determined that the deemed fair market value on the date of grant of certain employee stock options was in excess of the exercise price of the options. This amount is recorded as deferred compensation and is classified as a reduction of stockholders' equity and is amortized as a charge to operations over the vesting period of the applicable options, which is generally three years. Consequently, the Company recorded deferred stock compensation of $2,347,019, $1,617,928 and $1,206,098, net of terminations, during the years ended December 31, 1999, 1998 and 1997, respectively. Amortization of stock compensation expense recognized for the years ended December 31, 1999, 1998 and 1997 totaled $1,272,106, $540,489, and $470,455, respectively. The Company's stock option grants and related deemed fair value are as follows:

                                                                                       WEIGHTED AVERAGE
                                                NUMBER OF OPTIONS   WEIGHTED AVERAGE     DEEMED FAIR
                                                     GRANTED         EXERCISE PRICE         VALUE
                                                -----------------   ----------------   ----------------
For year ended December 31, 1997
Options granted at deemed fair value..........        168,750            $1.317             $1.317
Options granted below deemed fair value.......      1,059,900            $2.178             $3.117
                                                    ---------            ------             ------
  Total.......................................      1,228,650            $2.060             $2.869
                                                    =========            ======             ======
For year ended December 31, 1998
Options granted at deemed fair value..........        502,838            $4.188             $4.188
Options granted below deemed fair value.......        668,550            $3.548             $6.019
                                                    ---------            ------             ------
  Total.......................................      1,171,388            $3.850             $5.233
                                                    =========            ======             ======
For year ended December 31, 1999
Options granted above deemed fair value.......      1,251,374            $48.40             $17.00
Options granted at deemed fair value..........        992,627            $15.51             $15.51
Options granted below deemed fair value.......      1,601,407            $11.23             $12.98
                                                    ---------            ------             ------
  Total.......................................      3,845,408            $24.43             $12.94
                                                    =========            ======             ======

    Stock compensation is being amortized over the vesting periods of the options on a graded vesting method. This compensation expense relates to options awarded to individuals in all operating expense categories. The amortization of deferred compensation will approximate $1,350,000 for 2000, $1,158,000 for 2001, and $380,000 for 2002.

    Had compensation cost for option grants to employees been determined consistent with SFAS No. 123, the Company's net loss would have been as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           1999           1998          1998
                                                       ------------   ------------   -----------
Net loss as reported.................................  $(36,200,816)  $(22,489,876)  $(9,062,723)
Net loss per share as reported.......................  $      (1.52)  $      (1.52)  $     (0.62)
Net loss--pro forma (computed using SFAS No. 123)....  $(37,663,442)  $(22,538,660)  $(9,078,246)
Net loss per share--pro forma (computed using SFAS
  No. 123)...........................................  $      (1.58)  $      (1.52)  $     (0.62)

    The above pro forma disclosures are not necessarily representative of the effects on reported income or loss for future years as additional grants are made each year and options vest over several years.

    The per share weighted average fair value of options granted for the years ended December 31, 1999, 1998 and 1997 was $2.94, $0.56 and $1.37, respectively, as estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1999        1998        1997
                                                             ---------   ---------   ---------
Risk-free interest rate....................................  4.6-6.19%    4.6-5.6%    4.6-6.2%
Expected life..............................................  2.5 years    3 years     3 years
Expected dividend yield....................................         --          --          --
Volatility.................................................    0%-147%          --          --

    The risk-free interest rate range represents the low and high end of the range used at different points during the year. Prior to the Company's initial public offering in July 1999, the Company did not have actively traded equity securities, and, accordingly, volatility is not considered in determining the value of options granted to employees.

    EMPLOYEE STOCK PURCHASE PLAN

    On June 24, 1999, the Company authorized the 1999 Employee Stock Purchase Plan (the 1999 Plan) under which employees may acquire common stock of the Company. The maximum number of shares of common stock issuable under the 1999 Plan is 450,000 shares, to be increased by 300,000 shares each year beginning on January 1, 2000 and through January 1, 2008. The 1999 Plan will be implemented during sequential six-month offering periods, the first of commenced on the effective date of an initial public offering and will terminate on January 31, 2000. After the effective date of the initial public offering, offering periods will generally begin on February 1 and August 1 of each year. Employees may purchase common stock of the Company at a price equal to 85% of the fair market value of the common stock on either the first or the last day of the offering period, whichever is lower. The 1999 Plan will terminate upon the earlier of its termination by the Board of Directors or the date on which all of the shares of common stock available for issuance have been issued.

11. COMMON STOCK WARRANTS

    In connection with the acquisition of Benelytics, Inc., the Company assumed all warrants then outstanding to purchase common stock of Benelytics, Inc. and converted them into warrants to purchase an aggregate of 12,246 shares of the Company's common stock at an exercise price of $10.86 per share. The warrants are fully exerciseable and expire on June 1, 2003. At December 31, 1999 and 1998, respectively, no warrants had been exercised and remained outstanding. The fair value of these warrants was accounted for as part of the purchase price for Benelytics, Inc.

12. INCOME TAXES

    As of December 31, 1999, the Company had net operating loss carryforwards of approximately $73,400,000 for both federal and $45,100,000 state income tax purposes. The federal and state net operating loss carryforwards begin to expire in the years 2011 and 2004, respectively. The Company's ability to utilize its net operating loss carryforwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit, on an annual basis, the Company's future use of its net operating loss carryforwards. The amount, if any, of such limitations has not yet been determined.

    The components of the net deferred tax assets and liabilities are presented below:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
Net operating loss carryforwards.................  $ 27,590,917   $ 15,372,116
Tax credit carryforwards.........................        31,247         31,247
Accruals and reserves............................       266,943        116,958
Other............................................       335,128         39,643
                                                   ------------   ------------
                                                     28,224,235     15,559,964
Less valuation allowance.........................   (28,224,235)   (15,559,964)
                                                   ------------   ------------
Net deferred tax asset...........................  $         --   $         --
                                                   ============   ============

    Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax asset. The valuation allowance recorded for the years ended December 31, 1999 and 1998 increased by $12,664,271 and $9,504,563, respectively.

    The difference between the income tax benefit at the federal statutory rate of 34% and the Company's effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

                                                                 DECEMBER 31,
                                                       --------------------------------
                                                         1999        1998        1997
                                                       --------    --------    --------
Federal tax benefit at statutory rate................    (34)%       (34)%       (34)%
State taxes, net of federal benefit..................     (3)         (6)         (6)
Nondeductible goodwill amortization..................      4          --          --
Nondeductible stock compensation.....................      1          --          --
Adjustment due to increase in valuation allowance....     32          40          40
                                                         ---         ---         ---
Provision for income taxes...........................      0%          0%          0%
                                                         ===         ===         ===

13. EMPLOYEE BENEFIT PLAN

    The Company has a deferred contribution plan offered to all eligible employees and is qualified under section 401(k) of the Internal Revenue code. The Company will match 50% of the first 6% of elective contributions made by each qualifying employee. Each participant is 100% vested in elective contributions and is incrementally vested one-third at the end of each of three years of service in employer contributions. Employer contributions for the years ended December 31, 1999 and 1998 were $282,162 and $180,751, respectively.

14. BENELYTICS, INC. ACQUISITION

    On December 31, 1998, the Company acquired all of the outstanding shares of Benelytics, Inc. in exchange for 908,561 shares and warrants to purchase an aggregate of 12,246 shares of the Company's common stock valued at $9.23 per share. Transaction costs of $85,800 were incurred. The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price of $8,587,913, together with $172,418 of liabilities assumed, has been allocated based on the fair value of the assets acquired. The tangible assets of $63,190 comprise cash and fixed assets. Intangible assets of $1,380,000 comprise purchased software, non-compete agreements, assembled workforce and contractual relationships and are being amortized over two years. Goodwill of $7,317,141 is being amortized over three years. Amortization expense was $3,129,047 and $0 for the years ended December 31, 1999 and 1998, respectively.

    The following pro forma results of operations reflect the combined results of the Company and Benelytics, Inc. for the fiscal years ended December 31, 1998 and 1997 and have been prepared as though the entities had been combined as of January 1, 1997 and 1998. The proforma results do not reflect any nonrecurring charges which resulted directly from the transaction.

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1998           1997
                                                   ------------   ------------
                                                           (UNAUDITED)
Revenues.........................................  $  4,315,126   $    749,671
Net loss.........................................  $(26,968,212)  $(12,820,740)
Net loss per share...............................  $      (1.72)  $      (0.83)
Shares used in computing net loss per share......    15,677,903     15,509,879

15. SEGMENT INFORMATION

    The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in fiscal 1999. SFAS No. 131 supercedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE and establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    The Company operates in one segment, business-to-consumer electronic insurance services. The Company markets its online marketplace in the United States and Canada. The Chief Executive Officer has been identified as the Chief Operating Decision Maker ("CODM") because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's operations.

16. SUBSEQUENT EVENT (UNAUDITED)

    In February 2000, the Company and America Online (AOL) entered into a two-year agreement pursuant to which America Online offers a co-branded version of the InsWeb online insurance marketplace across the Netscape Netcenter , CompuServe and Digital City websites. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the Netscape website and premier insurance comparison-shopping aggregator of insurance offerings for CompuServe and Digital City. Under the agreement, InsWeb has agreed to pay to AOL fixed fees for certain impression targets plus a fee for each click over a certain cumulative minimum threshold.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                                       INSWEB CORPORATION

                                                       By:             /s/ HUSSEIN A. ENAN
                                                            -----------------------------------------
                                                                         Hussein A. Enan
                                                               CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chairman of the Board,
                 /s/ HUSSEIN A. ENAN                     President and Chief
     -------------------------------------------         Executive Officer (Principal  March 29, 2000
                   Hussein A. Enan                       Executive Officer)

                /s/ JAMES M. CORROON
     -------------------------------------------       Vice Chairman of the Board      March 29, 2000
                  James M. Corroon

                 /s/ MARK P. GUTHRIE                   Acting Chief Financial Officer
     -------------------------------------------         (Principal Financial and      March 29, 2000
                   Mark P. Guthrie                       Accounting Officer)

                 /s/ BRUCE A. BUNNER
     -------------------------------------------       Director                        March 29, 2000
                   Bruce A. Bunner

                  /s/ RONALD FISHER
     -------------------------------------------       Director                        March 29, 2000
                    Ronald Fisher

               /s/ RICHARD J. FREEMAN
     -------------------------------------------       Director                        March 29, 2000
                 Richard J. Freeman

                 /s/ M. GORDON GADDY
     -------------------------------------------       Director                        March 29, 2000
                   M. Gordon Gaddy

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
               /s/ RICHARD D. HEADLEY
     -------------------------------------------       Director                        March 29, 2000
                 Richard D. Headley

                 /s/ YOSHITAKA KITAO
     -------------------------------------------       Director                        March 29, 2000
                   Yoshitaka Kitao

                /s/ DONALD K. MORFORD
     -------------------------------------------       Director                        March 29, 2000
                  Donald K. Morford

                /s/ ROBERT C. NEVINS
     -------------------------------------------       Director                        March 29, 2000
                  Robert C. Nevins

              /s/ ROBERT A. PUCCINELLI
     -------------------------------------------       Director                        March 29, 2000
                Robert A. Puccinelli

              /s/ DARRELL J. TICEHURST
     -------------------------------------------       Vice Chairman of the Board      March 29, 2000
                Darrell J. Ticehurst

                       INSWEB CORPORATION AND SUBSDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                           BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                           BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                                OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                                ----------   ----------   ----------   ----------   ----------
Year ended December 31, 1999:
Allowance for doubtful accounts..........    $   --      $302,189       $ --      $(160,409)    $141,780
                                             ======      ========       ====      =========     ========
Year ended December 31, 1998:
Allowance for doubtful accounts..........    $5,000      $     --       $ --      $  (5,000)    $     --
                                             ======      ========       ====      =========     ========
Year ended December 31, 1997:
Allowance for doubtful accounts..........    $7,200      $     --       $ --      $  (2,200)    $  5,000
                                             ======      ========       ====      =========     ========

                               INSWEB CORPORATION
                                    EXHIBITS
                                       TO
                            FORM 10-K ANNUAL REPORT
                               FOR THE YEAR ENDED
                               DECEMBER 31, 1999

       EXHIBIT
       NUMBER              DESCRIPTION OF DOCUMENT
       -------             -----------------------
    *3.1                   Amended and Restated Certificate of Incorporation of
                             Registrant.

    *3.2                   Bylaws of Registrant.

    *4.1                   Third Amended and Restated Investor Rights Agreement among
                             Registrant and certain Stockholders of Registrant, dated
                             as of March 31, 1999.

   *10.1                   Form of Indemnification Agreement between Registrant and
                             Registrant's directors and officers.

   *10.2                   1997 Stock Option Plan.

   *10.3                   1999 Employee Stock Purchase Plan.

   *10.4                   Series A Preferred Stock Purchase Agreement between
                             Registrant and Nationwide Mutual Insurance Company, dated
                             as of January 30, 1996.

   *10.5                   Stock Purchase Agreement between Registrant and Insurance
                             Information Exchange, L.L.C., dated as of November 22,
                             1996.

   *10.6                   Non-Exclusive Joint Marketing and License Agreement between
                             Registrant and Insurance Information Exchange, L.L.C.,
                             dated as of November 22, 1996.

   *10.7                   Asset Purchase Agreement between Registrant and Insurance
                             Information Exchange, L.L.C., dated as of November 22,
                             1996.

   *10.8                   Letter of Credit Agreement between Registrant and AMS
                             Services, Inc., dated as of November 22, 1996.

   *10.9                   Assignment and Assumption Agreement by and among Registrant,
                             AMS Services, Inc. and Continental Casualty Company, dated as of April 10, 1998.

   *10.10                  Employment Agreement between Registrant and Hussein A. Enan, dated November 22, 1996.

   *10.11                  Option Agreement between Insurance Information Exchange,
                             L.L.C. and Hussein A. Enan, dated as of November 22, 1996.

   *10.12                  Series C Stock Purchase Agreement between Registrant and
                             Century Capital Partners, L.P., dated as of February 21,
                             1997.

   *10.13                  Subscription Agreement between Registrant and Nationwide
                             Mutual Insurance Company, dated as of May 15, 1997.

   *10.14                  Series D Preferred Stock Purchase Agreement by and among
                             Registrant, SOFTBANK Ventures, Inc., SOFTVEN No. 2
                             Investment Enterprise Partnership and Century Capital
                             Partners, L.P., dated as of December 15, 1998, as amended.

       EXHIBIT
       NUMBER              DESCRIPTION OF DOCUMENT
       -------             -----------------------
   *10.15                  Agreement and Plan of Reorganization by and among
                             Registrant, Benelytics Acquisition Corporation and
                             Benelytics, Inc., dated as of December 31, 1998.

   *10.16                  Joint Venture Agreement by and between Registrant and
                             SOFTBANK Corp., dated as of December 15, 1998.

   *10.17                  Series E Preferred Stock Purchase Agreement by and between
                             Registrant and SOFTBANK America Inc., dated as of February
                             26, 1999.

   *10.18+                 License Agreement between Registrant and Yahoo! Inc. dated as of February 12, 1999.

   *10.19+                 Services Agreements between Registrant and State Farm Mutual
                             Automobile Insurance Company dated as of September 15,
                             1998.

    10.20                  Lease between Registrant and Spieker Properties, L.P. dated
                             October 27, 1999.

    21.1                   Subsidiaries of Registrant.

    23.1                   Consent of Independent Accountants.

    23.2                   Report of Independent Accountants on Financial Statement
                             Schedule.

    27.1                   Financial Data Schedule.

------------------------

* Previously filed with InsWeb's Registration Statement on Form S-1 (File No. 333-78095), as amended.

+   Confidential treatment has been granted as to a portion of this Exhibit.