Form 10-Q
period 2000-03-31
INSWEB CORP
filed 2000-05-15
CIK 1077370

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM             TO
                                        -----------    -----------------

                         COMMISSION FILE NUMBER 0-26083
                                   -----------
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

                                   -----------

                                 (650) 298-9100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


-------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on April 30, 2000 was 35,145,710 shares.

                                    FORM 10-Q
                               INSWEB CORPORATION
                                      INDEX


                                                                                                                        PAGE
                                                                                                                       NUMBER
                                                                                                                       ------
PART I        FINANCIAL INFORMATION
ITEM 1:       Financial Statements
              Condensed Consolidated Balance Sheets as of March 31, 2000
              (unaudited) and December 31, 1999                                                                             3
              Condensed Consolidated Statements of Operations for the three months ended
                     March 31, 2000 and 1999 (unaudited)                                                                    4
              Condensed Consolidated Statements of Cash Flows for the three months ended
                     March 31, 2000 and 1999 (unaudited)                                                                    5
              Notes to Condensed Consolidated Financial Statements                                                          6
ITEM 2:       Management's Discussion and Analysis of Financial Condition and Results of Operations                        10
ITEM 3:       Quantitative and Qualitative Disclosures About Market Risk                                                   26

PART II       OTHER INFORMATION
ITEM 6:       Exhibits and Reports on Form 8-K                                                                             27
              Signature                                                                                                    28
              Exhibits                                                                                                     29

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       INSWEB CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31, 2000          DECEMBER 31,
                                                                               (UNAUDITED)                1999
ASSETS
Current assets:
Cash and cash equivalents                                                         $45,569,153            $25,688,760
Short-term investments                                                             30,687,659             64,063,070
                                                                             -----------------       ----------------
         Total cash, cash equivalents and short-term investments                   76,256,812             89,751,830
Accounts receivable, net of allowance of $117,776 and $141,780 at
         March 31, 2000 and December 31, 1999, respectively                         4,696,877              4,267,691
Prepaid expenses and other current assets                                           6,708,975              2,974,024
                                                                             -----------------       ----------------
         Total current assets                                                      87,662,664             96,993,545
Property and equipment, net                                                         8,980,621              7,356,863
Investment in joint venture                                                         1,481,823              1,449,597
Intangible assets, net                                                              4,785,832              5,568,094
Long Term Investments                                                               4,981,799              4,978,761
Deposits and other assets                                                           1,959,180              1,934,045
                                                                             -----------------       ----------------
         Total assets                                                            $109,851,919           $118,280,905
                                                                             =================       ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                   $1,544,955               $288,974
Accrued expenses                                                                    5,517,763              4,891,332
Deferred revenue                                                                      308,188                182,618
                                                                             -----------------       ----------------
         Total current liabilities                                                  7,370,906              5,362,924
Note payable to strategic partner                                                   1,460,138              1,464,558
Deferred rent                                                                         352,785                268,601
                                                                             -----------------       ----------------
         Total liabilities                                                          9,183,829              7,096,083
                                                                             -----------------       ----------------
Stockholders' equity:
Convertible preferred stock, $0.001 par value.
Authorized: 5,000,000 shares, No shares issued or outstanding                               -                      -
Common stock, $0.001 par value. Authorized: 150,000,000
         Issued and outstanding: 35,121,298 shares in 2000,                            35,121                 34,743
         and 34,742,760, shares in 1999
Paid-in capital                                                                   189,977,584            188,222,780
Accumulated other comprehensive income                                                143,271                112,843
Common stock warrants                                                                 113,071                113,071
Deferred stock compensation                                                       (2,113,696)            (2,887,995)
Accumulated deficit                                                              (87,487,261)           (74,410,620)
                                                                             -----------------       ----------------
         Total stockholders' equity                                               100,668,090            111,184,822
                                                                             -----------------       ----------------
Total liabilities and stockholders' equity                                       $109,851,919           $118,280,905
                                                                             =================       ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INSWEB CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                  (UNAUDITED)

                                                           2000                1999
                                                           ----                ----
Revenues:
   Transaction fees                                         $7,089,509           $2,868,098
   Development and maintenance fees                          1,518,484              443,373
   Other revenues                                                9,329                    -
                                                     ---------------------------------------
       Total revenues                                        8,617,322            3,311,471

Operating expenses:
   Product development                                       2,780,050            1,551,115
   Sales and marketing                                      14,303,315            3,849,213
   General and administrative                                4,809,099            2,391,979
   Amortization of intangible assets                           782,262              782,262
   Amortization of stock-based compensation                    347,163              290,000
                                                     ---------------------------------------
       Total operating expenses                             23,021,889            8,864,569
                                                     ---------------------------------------

         Loss from operations                             (14,404,567)          (5,553,098)
Other income                                                    50,510                    -
Interest income (expense), net                               1,277,416            (468,151)
                                                     ---------------------------------------

         Net loss                                        $(13,076,641)         $(6,021,249)
                                                     =======================================


Net loss per share-basic and diluted                           $(0.37)              $(0.38)
                                                     =======================================

Weighted average shares used in computing net loss
per share-basic and diluted                                 34,912,129           15,976,336
                                                     =======================================

Pro forma net loss per share-basic and diluted                 $(0.37)              $(0.24)
                                                     =======================================

Weighted average shares used in computing pro forma
net loss per share-basic and diluted                        34,912,129           25,456,204
                                                     =======================================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INSWEB CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                              2000                  1999
                                                                                              ----                  ----
                                                                                                      (UNAUDITED)
Cash flows from operating activities:
         Net loss                                                                             $(13,076,641)          $(6,021,249)
         Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                              691,031               323,455
         Amortization of stock-based compensation                                                   347,163               290,000
         Gain on sale of equipment                                                                 (10,151)                     -
         Foreign currency translation gain on note payable                                          (4,420)                     -
         Amortization of intangible assets                                                          782,262               782,262
         Equity loss (gain) from joint venture                                                     (35,997)                 4,280
         Changes in assets and liabilities:
               Accounts receivable                                                                (429,186)           (1,375,529)
               Prepaid expenses and other current assets                                        (3,734,951)               261,790
               Deposits and other assets                                                           (25,135)                 2,875
               Accounts payable                                                                   1,255,981             (347,443)
               Accrued expenses                                                                     626,431              (34,747)
               Deferred rent                                                                         84,184                     -
               Deferred revenue                                                                     125,570                68,767
                                                                                      --------------------------------------------
                  Net cash used in operating activities                                        (13,403,859)           (6,045,539)
                                                                                      --------------------------------------------

Cash flows from investing activities:
         Sales of short term investments - net                                                   33,409,611                     -
         Purchases of property and equipment                                                    (2,315,789)             (756,764)
         Other, net                                                                                   8,112                     -
                                                                                      --------------------------------------------
                  Net cash provided by (used in) investing activities                            31,101,934             (756,764)
                                                                                      --------------------------------------------

Cash flows from financing activities:
         Proceeds from issuance preferred stock - net                                                     -            28,195,089
         Proceeds from issuance of common stock                                                           -               296,930
         Proceeds from exercise of stock options                                                  1,280,771                70,572
         Proceeds from stock issued from Employee Stock Purchase Plan                               901,547                     -
         Payment to Series B stockholder                                                                  -           (1,125,000)
         Payment of note payable to officer                                                               -              (25,000)
         Payments on line of credit from affiliate                                                        -          (19,290,000)
                                                                                      --------------------------------------------
                  Net cash provided by financing activities                                       2,182,318             8,122,591
                                                                                      --------------------------------------------


Net increase in cash and cash equivalents                                                        19,880,393             1,320,288
Cash and cash equivalents, beginning of period                                                   25,688,760             8,337,133
                                                                                      --------------------------------------------
Cash and cash equivalents, end of period                                                        $45,569,153            $9,657,421
                                                                                      ============================================

Supplemental disclosure of cash flow information:
                  Cash paid during the period for interest                                      $   15,738             $563,920
                                                                                      ============================================

Supplemental schedule of noncash financing activities:
                  Receivable for sale of Series E preferred stock                                     $   -            28,097,222
                                                                                      ============================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INSWEB CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of InsWeb Corporation and its wholly owned subsidiaries, InsWeb Insurance Services, Inc. (formerly Avatar Insurance Services, Inc.) and Benelytics, Inc. (the "Company"). Benelytics, Inc. was purchased on December 31, 1998, and the acquisition was accounted for as a purchase. As of March 31, 2000, InsWeb is in the process of liquidating Benelytics, Inc. into InsWeb Corporation and expects to have this liquidation completed by June 30, 2000. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments in 20 to 50 percent owned affiliates are accounted for on the equity method. All common share and per share amounts reflect a 10-for-1 split approved by the Board of Directors in 1997 and a 3-for-2 split authorized in June 1999.

         The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2000 and results of operations and cash flows for the three months ended March 31, 2000 and 1999, respectively. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000 and other information filed with the Commission.

         SIGNIFICANT CUSTOMERS

         For the three months ended March 31, 2000, three customers accounted for 29%, 11% and 10%, respectively, of total revenues. For the three months ended March 31, 1999, three customers accounted for 32%, 13% and 11%, respectively, of total revenues.

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

         RECLASSIFICATIONS

         Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 classifications.

2.  COMPREHENSIVE LOSS

         Total comprehensive loss for the three months ended March 31, 2000 and 1999 was as follows:

                                                               THREE MONTHS ENDED
                                                                   MARCH  31,
                                                            2000               1999
                                                            ----               ----
                                                                  (UNAUDITED)
Net loss                                                  $(13,076,641)        $(6,021,249)
Other comprehensive income (loss):
Foreign currency translation adjustments                        (3,772)                  -
Unrealized gain on investments                                  34,200                   -
                                                     ---------------------------------------
Total comprehensive loss                                  $(13,046,213)        $(6,021,249)
                                                     =======================================


3.  CASH AND INVESTMENTS

         Cash and investments consist of the following:

                                                                                        MARCH 31           DECEMBER 31,
                                                                                          2000                 1999
                                                                                          ----                 ----
                                                                                      (UNAUDITED)
Cash and cash equivalents:
         Cash                                                                             $2,205,582           $1,131,558
         Money market funds                                                               12,217,634           13,655,335
         Taxable municipal securities                                                      7,000,000            5,000,000
         Commercial paper                                                                 24,145,937            5,901,867
                                                                                    -----------------    -----------------
                                                                                          45,569,153           25,688,760
Short-term investments:
         Certificates of deposit                                                           5,498,285            1,500,000
         Taxable municipal securities                                                      9,400,000                    -
         Commercial paper                                                                 15,789,374           62,563,070
                                                                                    -----------------    -----------------
                                                                                          30,687,659           64,063,070

                                                                                    -----------------    -----------------
Cash, cash equivalents and short-term investments                                        $76,256,812          $89,751,830
                                                                                    =================    =================

Long-term investments - U.S. agency securities                                            $4,981,799           $4,978,761
                                                                                    =================    =================


4.  RELATED PARTY TRANSACTIONS

         STOCKHOLDER AND CUSTOMER

         A stockholder, who is also a customer, accounted for $204,475 and $176,175 of the Company's total revenues for the three months ended March 31, 2000 and 1999, respectively. This customer accounted for $202,150 and $0 of the Company's accounts receivable at March 31, 2000 and December 31, 1999, respectively.

         AFFILIATE AND CUSTOMER

         An affiliate, who owns a majority interest in a stockholder, is also a customer and accounted for $76,340 and $50,002 of the Company's revenues for the three months ended March 31, 2000 and 1999, respectively. This customer accounted for $2,085 and $15,495 of the Company's accounts receivable at March 31, 2000 and December 31, 1999, respectively.

         MARKETING AGREEMENTS

         During the three months ended March 31, 2000 and 1999, the Company recognized $1,245,000 and $447,500, respectively, in marketing expense under a marketing agreement with an Internet company. A beneficial owner of a significant number of shares of the outstanding stock of the Internet company is a principal stockholder of the Company.

5.  INSWEB JAPAN

         In 1998, the Company entered into a Joint Venture Agreement with a strategic partner and significant stockholder to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The joint venture is carried out exclusively through a newly formed Japanese corporation, InsWeb Japan K.K. in which the Company owns a 25% interest. In conjunction with this agreement, the Company also entered into an agreement to provide consulting and hosting services to assist InsWeb Japan K.K. in developing its Internet strategy. For the three months ended March 31, 2000, $1,202,696 was billed to InsWeb Japan K.K. under this contract and is included in development and maintenance fees. At March 31, 2000, $319,822 of accounts receivable was due from InsWeb Japan, K.K.

         The Company's interest in InsWeb Japan K.K. was purchased in exchange for a promissory note due to the Company's strategic partner. The promissory note is payable in Yen and accrues interest at 5% per annum, which is payable quarterly on the last day of each calendar quarter. The promissory note, together with all accrued and unpaid interest, is due and payable on the earlier of the closing date of an initial public offering of the securities of InsWeb Japan K.K. or December 15, 2002. Interest expense related to this note for the three months ended March 31, 2000 was $17,464. As of March 31, 2000 and December 31, 1999, $1,460,138 and $1,464,558 was
outstanding under the note, respectively

6.  RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 Revenue Recognition in Financial Statements. SAB No 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. In March 2000, the SEC issued SAB No. 101A, Amendment: Revenue Recognition in Financial Statements. SAB 101A delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. InsWeb will adopt SAB 101, as required, in the second quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. InsWeb is assessing the impact of this SAB on its financial position, results of operations and cash flows.

         In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN No. 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." Management has not determined the impact, if any, that adoption of FIN No. 44 will have on the Company's financial position, results of operations and cash flows.

         In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company has not yet determined the impact, if any, this Issue will have on the Company's financial statements.

7.  SUBSEQUENT EVENTS

STATE FARM INSURANCE

         On April 14, 2000, State Farm Insurance, which accounted for approximately 29% of the Company's total revenues for the three months ended March 31, 2000, informed InsWeb that it would not renew its participation agreement with the Company. Effective May 1, 2000, State Farm is no longer a participant in InsWeb's marketplaces for auto, term life, homeowners, condominium and renters insurance. With State Farm's non-renewal, auto insurance coverage is no longer available to consumers in Vermont and certain Canadian provinces, and homeowners and renters insurance is available in significantly fewer states. Term life offerings were not significantly affected in any state.

eHEALTHINSURANCE

         In April 2000, InsWeb and eHealthInsurance announced the formation of an online partnership designed to leverage the companies' respective strengths in marketing, product offerings and customer service. Through this effort, InsWeb customers shopping for health insurance will access eHealthInsurance's wide selection of leading insurers, products and comprehensive service offerings. The exclusive, two-year agreement includes the marketing of individual health, small-group health and Medicare supplement insurance offerings from among the insurers participating with eHealthInsurance. As a result of this new agreement, we are negotiating the termination of InsWeb's agreements with health insurance carriers.

PART I:           FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         InsWeb has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning InsWeb's business, operations and financial condition. The words or phrases "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by or on behalf of InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb's control, including but not limited to InsWeb's limited operating history, anticipated losses, the unpredictability of its future revenues, reliance on key customers, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances. All forward-looking statements are based on information available to InsWeb on the date hereof and InsWeb assumes no obligation to update such statements.

RECENT DEVELOPMENTS

         On April 14, 2000, State Farm Insurance, which accounted for approximately 29% of all InsWeb revenues for the three months ended March 31, 2000 and was the Company's largest customer, informed InsWeb that it would not renew its participation agreement with the Company. Effective May 1, 2000, State Farm is no longer a participant in InsWeb's marketplaces for auto, term life, homeowners, condominium and renters insurance. As a result, InsWeb expects a material decline in revenues in the coming months. With State Farm's nonrenewal, auto insurance coverage is no longer available to consumers in Vermont and three Canadian provinces, and homeowners and renters insurance is available in significantly fewer states. Term life offerings were not significantly affected in any state.

         As a result of State Farm's decision not to renew its participation, we have made a number of business decisions addressing our short-term business plans in order to manage our expenses and our portfolio of cash and short-term investments, including a reduction of our workforce in April 2000 by approximately 10% and a reduction in our consumer marketing expenses beginning in the second quarter of fiscal 2000.

OVERVIEW

         InsWeb operates an online insurance marketplace that enables consumers to shop online for a variety of insurance products, including automobile, term life, homeowners, renters and individual health insurance, and obtain insurance company-sponsored quotes for actual coverage. In order to create this marketplace, InsWeb has established business relationships with more than 40 insurance companies throughout the United States as of May 1, 2000.

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

         In October 1999, InsWeb began generating revenue as an insurance agent based on activities it performs related to the sale of certain automobile insurance policies in California. During the first quarter of fiscal 2000, InsWeb began expansion of its agency activities to include the sale of automobile insurance policies in Washington and Arizona. InsWeb's subsidiary, InsWeb Insurance Services, Inc. has been appointed as an authorized automobile insurance agent by eight participating insurance companies in California and by one carrier in both Arizona and Washington. InsWeb receives a commission based on a percentage of the insurance policy premium related to each insurance policy sale where InsWeb has acted as the insurance agent. InsWeb recognizes the revenue from these activities on the later of the billing date or effective date of the policy sold based on a percentage of the policy premium.

         InsWeb also generates development and maintenance fees from its participating insurance companies. InsWeb charges a fee to design and develop customized interfaces between an insurance company's information system and the InsWeb site. Development fees are typically recognized when the insurance company's integration with the InsWeb site becomes operational. Additional development fees are charged as insurance companies add new products, increase their geographic coverage and convert to instant quoting capability on InsWeb's online insurance marketplace, as well as for periodic upgrades and changes to insurance companies' information resident on the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb's facility that is dedicated to specific insurance companies. These maintenance fees are typically payable monthly and are recognized as revenue ratably over the term of the maintenance agreement. Prepaid development and maintenance fees are recorded as deferred revenue until earned. Development and maintenance fees are expected to account for a declining percentage of total revenues as transaction fees and fees related to InsWeb's activities as an agent increase.

         Product development expenses consist primarily of payroll and related expenses for development and technology personnel. To date, InsWeb has not capitalized any of its software development costs. Because the timing of the commercial release of its products has substantially coincided with their technological feasibility, all software development costs have been expensed as incurred. InsWeb expects that its product development expenses will continue to increase for the foreseeable future. As discussed in the notes to the financial statements, management has not yet determined the impact, if any, EITF issue 00-2 "Accounting for Website Development Costs" will have on the financial statements.

         Sales and marketing expenses consist primarily of payroll and related expenses for InsWeb's sales and marketing personnel as well as consumer marketing expenditures for advertising, public relations, promotions and fees paid to online companies with which InsWeb has contractual relationships. Through the first quarter of fiscal 2000, InsWeb increased its sales and marketing expenses in order to establish and maintain relationships with insurance companies, attract increased consumer traffic to the InsWeb site, and develop the InsWeb brand. As a result of State Farm's announcement not to renew its participation agreement with InsWeb and its anticipated effect on revenues, we intend to reduce our consumer marketing expenses beginning in the second quarter of fiscal 2000. Accordingly, InsWeb intends to concentrate its consumer marketing program on maintaining key online relationships and on selective advertising campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace. InsWeb also intends to selectively market the InsWeb online marketplace in order to add new insurance companies and expand and maintain relationships with participating companies. Although InsWeb expects to reduce its sales and marketing expenses below amounts reported for the three months ended March 31, 2000, sales and marketing expenses may nevertheless increase compared to prior year periods.

         General and administrative expenses consist primarily of payroll and related expenses for InsWeb's management, administrative and accounting personnel, expenses relating to site operations, professional fees and other general corporate expenses. InsWeb expects that, in support of its continued business and its operations as a public company, general and administrative expenses will continue to increase for the foreseeable future.

REVENUES

         TRANSACTION FEES. Transaction fees accounted for $7.1 million, or 82.3% of total revenues, for the three months ended March 31, 2000 compared to $2.9 million, or 86.6% of total revenues, for the comparable period in 1999. This increase was primarily the result of the number of leads generated by the substantial increase in the number of completed shopping sessions, partially offset by a decline in revenue generated per shopping session. The increase in shopping sessions resulted from increased consumer traffic due to InsWeb's consumer marketing activities and the addition of a substantial number of online relationships.

         During the first quarter of 2000, more than 772,000 shopping sessions were completed at InsWeb, a 170% increase over the 286,000 shopping sessions completed in the first quarter of 1999, and a sequential increase of 27% over the more than 610,000 shopping sessions completed in fourth quarter 1999. InsWeb recorded more than 3.9 million unique user sessions during the first quarter of 2000, an increase of 225% over the approximately 1.2 million unique user sessions recorded in the prior year quarter, and a sequential increase of 44% over the 2.7 million unique user sessions in the fourth quarter of 1999.

         DEVELOPMENT AND MAINTENANCE FEES. Development and maintenance fees accounted for $1.5 million, or 17.6% of total revenues, for the three months ended March 31, 2000, compared to $443,000, or 13.4% of total revenues, for the comparable period in 1999. The increase in development and maintenance fees resulted primarily from revenue associated with a development agreement with InsWeb Japan K.K. To a lesser degree, the increase was attributable to an overall increase in the number of InsWeb's participating insurance companies.

OPERATING EXPENSES

         PRODUCT DEVELOPMENT. Product development expenses increased to $2.8 million for the three months ended March 31, 2000, from $1.5 million for the comparable period in 1999. This increase was primarily attributable to the hiring of additional personnel to support the requirements of InsWeb's growing network of participating insurance companies and online relationships and to design, test and deploy InsWeb's product offerings.

         SALES AND MARKETING. Sales and marketing expenses increased to $14.3 million for the three months ended March 31, 2000, from $3.8 million for the comparable period in 1999. This increase was due to substantial increases in consumer marketing expenses, including increased costs and fees associated with new and existing online relationships, costs related to national radio and television campaigns, an increase in sales and marketing personnel, and operating costs associated with InsWeb's customer care center and associated insurance agency activities.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $4.8 million for the three months ended March 31, 2000, from $2.4 million for the comparable period in 1999. This increase was primarily due to increased personnel and related costs, increased office and occupancy costs associated with additional leased office facilities, and increased depreciation related to capital expenditures.

         AMORTIZATION OF STOCK-BASED COMPENSATION. Amortization of stock-based compensation for the three months ended March 31, 2000 was $0.3 million compared to $0.2 million for the year ended December 31, 1998. This increase was attributable to the amortization of additional deferred compensation charges related to certain stock option grants where the Company has determined that the deemed fair market value on the date of grant was in excess of the exercise price of the options.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets during the three ended March 31, 2000 and 1999 was $782,000. This amount was attributable to the acquisition of Benelytics in December 1998.

INTEREST INCOME (EXPENSE), NET

         Interest income (expense), net includes income earned on InsWeb's invested cash and expense related to its outstanding debt obligations. Net interest income for the three months ended March 31, 2000 was $1.3 million compared to net interest expense of $468,000 for the comparable period in 1999. The increase in net interest income was primarily a result of the repayment of the line of credit in fiscal 1999 with the proceeds of its initial public offering of common stock in July 1999, and increased interest income on cash and short-term investments in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         InsWeb has financed its operations primarily through private placements of equity securities, borrowings from an affiliate of one of its investors and its initial public offering of its common stock in July 1999. At March 31, 2000, InsWeb's principal source of liquidity was $76.3 million in cash, cash equivalents and short-term investments.

         In each period, the use of cash primarily consisted of InsWeb's operating loss before noncash items. For the three months ended March 31, 2000, net cash used in operating activities was $13.4 million compared to $6.0 million in the comparable period in 1999. For the three months ended March, 2000, noncash items included amortization of intangibles of $0.8 million, depreciation of fixed assets of $0.7 million and amortization of deferred stock compensation of $0.3 million. Increases in prepaid assets associated with the prepayment of online partnership agreements, partially offset by increases in accounts payable and accrued expenses, also contributed to the cash used in operations for the three months ended March 31, 2000.

         For the three months ended March 31, 2000, net cash provided from investing activities was $31.1million, which primarily consisted of the purchase of short-term investments offset by purchases of equipment and furniture. At March 31, 2000, InsWeb had no material commitments for capital expenditures but expects such expenditures to total approximately $6.3 million in 2000, primarily consisting of equipment, software, furniture and leasehold improvements.

         In October 1999, InsWeb signed a 12-year lease agreement through 2011 for additional office space. To secure this lease InsWeb provided a $5.0 million letter of credit, which increases to $9.5 million in May 2000. This letter of credit is collateralized by a pledge of its investment portfolio, which is to be not less than 110% of the letter of credit's face value. In April, 2000, InsWeb decided to postpone its move to this new facility based on its foreseeable occupancy needs and is attempting to sublease the facility for the next 36 to 42 months. Regardless of whether InsWeb is able to sublease some or all of this facility, InsWeb expects to spend approximately $6.6 million in leasehold improvements, fixtures and equipment in fiscal year 2000 related to this new facility. In conjunction with all other lease agreements, InsWeb has total minimum lease obligations of $112.0 million over the terms of the leases.

         In addition, under various marketing agreements with its online partners, InsWeb is obligated to make minimum payments totaling $16.9 million through April 2001.

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

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

         - the uncertainty of the extent to which the consumer market will adopt the Internet as a medium for comparison shopping for and purchase of insurance products, which may limit our ability to generate revenue from consumers that visit our online marketplace;

         - our potential inability to successfully manage our anticipated growth, which could lead to management distractions and increased operating expenses;

         -        our ability to retain key employees; and

         -        our reliance on key customers and ability to retain customers.


         To address these uncertainties, we must, among other things:

         -        refine our business model;

         - work to expand the efficiencies and geographic coverage of our agency activities;

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

         Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur substantial operating losses for the foreseeable future. We incurred operating losses of $21.9 million for the year ended December 31, 1998, $38.4 million for the year ended December 31, 1999, and $14.4 million for the three months ended March 31, 2000. Additionally, as of March 31, 2000, our accumulated deficit was $87.5 million. Although we have experienced significant revenue growth in recent periods, this growth rate is not sustainable and will decrease in the future. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, we will need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

         - Our revenues may be harmed if we lose one or more significant insurance company relationships or if any of our participating insurance companies merge with one another;

         - Use of the Internet by consumers may fluctuate due to seasonal factors or other uncontrollable factors affecting consumer behavior and may be affected by slow Internet performance due to technical problems or traffic bottlenecks on the network;

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

SEASONALITY AFFECTING INSURANCE SHOPPING AND INTERNET USAGE MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS

         We have experienced seasonality in our business associated with general slowness in the insurance industry during the year-end holiday period. We expect to continue to experience seasonality as our business matures. Because of this seasonality, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. We believe seasonality will have an ongoing impact on our business.

BECAUSE SUBSTANTIALLY ALL OF OUR REVENUE IS ATTRIBUTABLE TO AUTOMOBILE INSURANCE SHOPPING ON OUR ONLINE MARKETPLACE, WE ARE ESPECIALLY VULNERABLE TO RISKS RELATED TO THE ONLINE MARKET FOR AUTOMOBILE INSURANCE OR THE AUTOMOBILE INSURANCE INDUSTRY GENERALLY

         Automobile insurance accounted for approximately 78% of our total revenues in the year ended December 31, 1999 and approximately 70% in the three months ended March 31, 2000. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, our business is likely to be affected by any events or changes that affect the automobile insurance industry as a whole.

IF WE ARE UNABLE TO PROMOTE OUR BRAND AND EXPAND OUR BRAND RECOGNITION, OUR ABILITY TO DRAW CONSUMERS TO OUR WEBSITE WILL BE LIMITED

         A growing number of websites offer services that are similar to and competitive with the services offered on our online insurance marketplace. Therefore, establishing and maintaining our brand is critical to attracting additional consumers to our website, strengthening our relationships with participating insurance companies and attracting new insurance companies. If our brand does not achieve positive recognition in the market, our ability to draw consumers to our website will be limited. In order to attract and retain consumers and insurance companies and to promote and maintain our brand, through the first quarter of fiscal 2000, we increased our financial commitment to creating and maintaining prominent brand awareness. As a result of State Farm's announcement not to renew its participation agreement with InsWeb, we intend to reduce our consumer marketing expenses beginning in the second quarter of fiscal 2000. Our continued consumer marketing program will include the maintenance of certain of our network of online relationships, and selective online and print, radio and television advertising campaigns designed to maintain consumer awareness of InsWeb and our online insurance marketplace. If our marketing efforts do not generate a corresponding increase in revenues or we otherwise fail to successfully promote our brand, or if these efforts require excessive expenditures, our business will be harmed. Moreover, if visitors to our website do not perceive our existing services or the products and services of our participating insurance companies to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be harmed.

OUR PLANS TO OFFER ADDITIONAL SERVICES COULD RESULT IN SIGNIFICANT EXPENDITURES, AND WE MAY NOT GENERATE SUFFICIENT REVENUE TO OFFSET THESE EXPENDITURES

         We intend to offer additional services including, among other things:

         - performing selected activities on behalf of insurance companies as an authorized agent;

         - adding new insurance companies and helping our existing insurance companies to expand the number of states in which they are offering coverage in our online marketplace;

         - increasing the level of technology integration between our platform and the systems of our participating insurance companies;

         -        attempting to leverage our technology; and

         - continuing our market presence through relationships with Internet portals, financial institutions, websites oriented to activities that involve the purchase of insurance, such as automobile shopping sites, and other online companies.

         We may not be able to offer these additional services in a cost-effective or timely manner, or these efforts may not increase the overall market acceptance of our products and services. Expansion of our operations in this manner could also require significant additional expenditures and strain our management, financial and operational resources. The lack of market acceptance of these efforts, regulatory issues, or our inability to generate enough revenue from these expanded services or products to offset their cost could harm our business.

COMPETITION IN THE MARKET FOR ONLINE DISTRIBUTION OF INSURANCE IS INTENSE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH CURRENT COMPETITORS OR NEW COMPETITORS THAT ENTER THE MARKET, THE FEES PAID TO US BY PARTICIPATING INSURANCE COMPANIES MAY FALL, THE FEES CHARGED BY ONLINE COMPANIES WITH WHICH WE HAVE STRATEGIC RELATIONSHIPS MAY RISE, AND OUR MARKET SHARE MAY SUFFER

         The online insurance distribution market is a new industry and, like the broader electronic commerce market, is both rapidly evolving and highly competitive. Increased competition, particularly by companies offering online insurance distribution, could reduce the fees we are able to charge our participating insurance companies or increase the fees we are required to pay to online companies with which we have strategic relationships, resulting in reduced margins or loss of market share, any of which could harm our business.

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

IF OUR PARTICIPATING INSURANCE COMPANIES DO NOT CONTINUE TO PROVIDE HIGH QUALITY PRODUCTS AND SERVICE TO CONSUMERS, OUR BRAND WILL BE HARMED AND OUR ABILITY TO ATTRACT CONSUMERS TO OUR WEBSITE WILL BE LIMITED

         Our ability to provide a high quality shopping experience to consumers depends in part on the quality of the products and services consumers receive from our participating insurance companies, including timely response to requests for quotes or coverage. If our participating insurance companies do not provide consumers with high-quality products and services, the value of our brand may be harmed and the number of consumers using our services may decline. We have from time to time received complaints from consumers who have not received a timely response to a request for an insurance quote. Although we have taken steps and proposed methods to encourage our participating insurance companies to be responsive to consumer requests, these steps and/or proposed methods may not be successful. In addition, if any of our major participating insurance companies were to discontinue their business, be downgraded by insurance company rating services or be financially harmed by trends in the insurance industry, our brand may be harmed.

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

         Revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues for the year ended December 31, 1999, and revenues from State Farm, GE Financial Assurance and AIG accounted for approximately 29%, 11% and 10%, respectively, of our revenues for the three months ended March 31, 2000. In April 2000, State Farm Insurance, which accounted for approximately 29% of all InsWeb revenues for the three months ended March 31, 2000, informed InsWeb that it would not renew its participation agreement with InsWeb. Effective May 1, State Farm is no longer participating in InsWeb's marketplaces for auto, term life, homeowners, condominium and renters insurance. With State Farm's nonrenewal, auto insurance coverage is no longer available to consumers in Vermont and three provinces in Canada, and homeowners and renters insurance is available in significantly fewer states. Term life offerings were not significantly affected in any state. As a result of State Farm's withdrawal, we expect a material decline in revenues in the near term until additional agreements with new carriers can be negotiated and these carriers are integrated into InsWeb's marketplaces. Should one or more of our other key insurance company partners cease to participate in our online marketplace, or should it change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. In addition, although new carriers may be signed up to participate in our online marketplace, these new carriers may not replace revenues lost as a result of State Farm's nonrenewal. Moreover, there can be no assurance we will be able to add any new carriers.

IN MOST JURISDICTIONS, WE RELY ON THE PARTICIPATION OF A LIMITED NUMBER OF INSURANCE COMPANIES ON OUR ONLINE MARKETPLACE, AND THE LOSS OF ANY OF THESE INSURANCE COMPANIES COULD MAKE OUR ONLINE MARKETPLACE LESS ATTRACTIVE TO CONSUMERS

         Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with more than 40 insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from two to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only two or three insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. As of March 31, 2000, there were 26 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. Of those, State Farm was a participant in 25 jurisdictions and AIG is a participant in 15 jurisdictions. As a result of State Farm's nonrenewal of their contract effective on May 1, 2000, there currently are 10 jurisdictions in which we have only one insurance company offering automobile quotes on our online marketplace and two states in which there is no participating carrier. If any other insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be greatly diminished.

         In addition, we believe that there is a general trend toward consolidation in the insurance industry. For example, in October 1999 Allstate Corp. announced an agreement to acquire the personal lines business of CNA Financial Corp., one of our participating insurance companies. Also, in March 2000, CNA announced its intention to sell its life insurance and reinsurance units. In the jurisdictions where we currently offer comparable insurance products from three or fewer insurance companies, the loss of one or more of these companies, whether due to industry consolidation or otherwise, could materially reduce the selection of insurance companies available to consumers on our website, thereby substantially reducing the attraction of our online marketplace to consumers.

WE MAY HAVE DIFFICULTY INTEGRATING NEW INSURANCE COMPANIES INTO OUR ONLINE MARKETPLACE OR AGENCY OPERATIONS, WHICH COULD HARM OUR ABILITY TO OFFER IMPROVED COMPARISON SHOPPING OPPORTUNITIES AND THUS LIMIT THE ATTRACTIVENESS OF OUR SERVICE TO CONSUMERS

         Integration of an insurance company into our online marketplace requires a significant commitment of time and resources on our part and on the part of the insurance company, and is a technologically difficult process. This integration process typically takes from three to six months to complete and typically requires us to expend between 160 and 2,000 man-hours. Though integration into our agency operations may require fewer resources to implement than integration of an insurance company into our online marketplace, potential participating insurance companies may not be willing to invest the time and resources necessary to achieve this integration, or we may not be able to overcome the technological difficulties associated with, or devote the time and resources necessary to, successfully integrate the insurance company into our online marketplace or our agency operations.

WE DO NOT HAVE EXCLUSIVE RELATIONSHIPS OR LONG-TERM CONTRACTS WITH INSURANCE COMPANIES, WHICH MAY LIMIT OUR ABILITY TO RETAIN THESE INSURANCE COMPANIES AS PARTICIPANTS IN OUR MARKETPLACE AND MAINTAIN THE ATTRACTIVENESS OF OUR SERVICES TO CONSUMERS

         We do not have an exclusive relationship with any of the insurance companies whose insurance products are offered on our online marketplace, and thus, consumers may obtain quotes and coverage from these insurance companies without using our website. Our participating insurance companies offer their products directly to consumers through insurance agents, mass marketing campaigns or through other traditional methods of insurance distribution. These insurance companies can also offer their products and services over the Internet, either directly to consumers or through one or more of our online competitors, or both. In addition, most of our agreements with our participating insurance companies are cancelable at the option of either party upon 90 days' notice or less. As discussed above, in April 2000, State Farm Insurance, which accounted for approximately 29% of InsWeb's total revenues for the three months ended March 31, 2000, informed InsWeb that it would not renew its participation agreement with the Company.

TRAFFIC ON OUR WEBSITE IS HEAVILY DEPENDENT ON OUR ONLINE RELATIONSHIPS. THESE RELATIONSHIPS MAY NOT GENERATE SUFFICIENT REVENUES TO JUSTIFY THE FEES WE PAY TO ONLINE COMPANIES. FURTHER, OUR CONSUMER TRAFFIC MAY DECLINE IN THE EVENT AN ONLINE RELATIONSHIP IS UNSUCCESSFUL

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

         We have entered into an arrangement with Yahoo! Inc. under which our site is the exclusive insurance site included in the Yahoo! Insurance Information Center. For the year ended December 31, 1999 and three months ended March 31, 2000, we received approximately 10.1% and 8.2% of our website traffic from our online relationship with Yahoo!, respectively, and approximately 33.7% and 33.1% of our traffic from all of our online relationships combined, respectively. In addition, in December 1999, we entered into a marketing agreement with Microsoft and in February 2000, we entered into a marketing agreement with certain properties owned by America Online. Our ability to increase our revenues will depend, in part, on increased traffic to our website that we expect to generate through these online relationships.

         Our relationships with online companies typically have a 12-month term and do not provide us with automatic renewal rights upon termination. For example, our agreement with Yahoo! expires in the third quarter of fiscal 2000. In addition, these agreements are typically terminable by either party on 30 to 90 days' notice. There can be no assurance we will be able to negotiate or renew marketing agreements with online companies on terms that are acceptable to us. The termination, nonrenewal or renewal on unfavorable terms of a relationship from which we generate significant traffic to our website, such as our relationship with Yahoo!, would harm our business. Additionally, an online company's failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we receive at our site, harming our business.

LAWS AND REGULATIONS THAT GOVERN THE INSURANCE INDUSTRY COULD EXPOSE US, OR OUR PARTICIPATING INSURANCE COMPANIES, OUR OFFICERS, OR AGENTS WITH WHOM WE CONTRACT, TO LEGAL PENALTIES IF WE FAIL TO COMPLY, AND COULD REQUIRE CHANGES TO OUR BUSINESS

         We perform functions for licensed insurance companies and are, therefore, required to comply with a complex set of rules and regulations that often vary from state to state. If we fail to comply with these rules and regulations, we, an insurance company doing business with us, our officers, or agents with whom we contract, could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could expose us to additional costs, including indemnification of participating insurance companies for their costs, and could require changes to our business or otherwise harm our business. Furthermore, because the application of online commerce to the consumer insurance market is relatively new, the impact of current or future regulations on InsWeb's business is difficult to anticipate.

THE RECENTLY ENACTED GRAMM-LEACH-BLILEY ACT MAY ALTER THE TRADITIONAL STRUCTURE OF INSURANCE REGULATION AND IMPOSE NEW OR ADDITIONAL LEGAL REQUIREMENTS ON OUR BUSINESS

         The November 1999 passage of the Gramm-Leach-Bliley Act (S.900) increased the potential for significant changes in the structure and regulation of the insurance industry. Traditionally, regulation of insurance has been almost exclusively the province of the states, including regulation of sales practices, underwriting requirements and claims payments. Moreover, with limited exceptions, securities firms and banking institutions historically were prohibited from engaging in the business of insurance, and were regulated by federal agencies. The Gramm-Leach-Bliley Act eliminated these legislative barriers between segments of the financial services industry. Although insurance will still be regulated primarily by the states, insurance entities that become part of a financial services institution may be indirectly affected by the federal regulatory requirements pertaining to banks or securities firms.

OUR INTENDED EXPANSION OF OUR BUSINESS, INCLUDING, IN PARTICULAR, OUR AGENCY ACTIVITIES, WILL SUBJECT US TO ADDITIONAL REGULATIONS WHICH MAY DELAY OR PREVENT OUR EXPANSION AND HARM OUR BUSINESS

         Over time, we intend to expand our operations to include new products and services and to offer existing and new products in new jurisdictions, which may require us to comply with additional laws and regulations. If we fail to adequately comply with these laws and regulations, our ability to offer some of our products or services in a particular jurisdiction could be delayed or prevented and our business could be harmed. Compliance with these laws and regulations and those of other jurisdictions into which we expand may require us to obtain appropriate business licenses, make necessary filings and obtain necessary bonds, appoint foreign agents and make periodic business reports.

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

SYSTEM FAILURES COULD REDUCE OR LIMIT TRAFFIC ON OUR WEBSITE AND HARM OUR ABILITY TO GENERATE REVENUE

         Since launching our online marketplace, we have experienced occasional minor system failures or outages which have resulted in the online marketplace being out of service for a period ranging from several minutes to three hours while our technicians brought backup systems online. We may experience further system failures or outages in the future that could disrupt the operation of our website and could harm our business. Our revenues depend in large part on the volume of traffic on our website and, more particularly, on the number of insurance quotes generated by our website in response to consumer inquiries. Accordingly, the performance, reliability and availability of our website, quote-generating systems and network infrastructure are critical to our reputation and our ability to attract a high volume of traffic to our website and to attract and retain participating insurance companies. Moreover, we believe that consumers who have a negative experience with an electronic commerce website may be reluctant to return to that site. Thus, a significant failure or outage affecting our systems could result in severe long-term damage to our business.

IF WE DO NOT SUCCESSFULLY ENHANCE OR EXPAND OUR TECHNOLOGY INFRASTRUCTURE TO ACCOMMODATE INCREASES IN THE VOLUME OF TRAFFIC ON OUR WEBSITE, OUR WEBSITE MAY NOT PERFORM AT LEVELS THAT ARE SATISFACTORY TO CONSUMERS

         We are continually enhancing and expanding our technology, quote generating systems, network infrastructure and other technologies to accommodate the volume of traffic on our website. We may be unsuccessful in these efforts or we may be unable to accurately project the rate or timing of increases in the volume of traffic on our website. In addition, we cannot predict whether additional network capacity will be available from third party suppliers as we need it. Also, our network or our suppliers' networks might be unable to timely achieve or maintain a sufficiently high capacity of data transmission to timely process orders or effectively download data, especially if our website traffic increases. Our failure to achieve or maintain high capacity data transmission could significantly reduce consumer demand for our services.

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

         Several of our participating insurance companies have chosen a technical solution that requires that our Web servers communicate with these insurance companies' computer systems in order to perform the filtering and risk analysis and rating functions required to generate quotes. Thus, the availability of quotes from a given insurance company may depend in large part upon the reliability of that insurance company's own computer systems, over which we have no control. A malfunction in an insurance company's computer system or in the Internet connection between our Web servers and the insurance company's system, or an excess of data traffic on that system, could result in a delay in the delivery of e-mail quotes or could cause an insurance company that provides instant quotes to go offline until the problem can be remedied. Further, a computer malfunction could cause an insurance company to quote erroneous rates, in which case the insurance company would be required to take itself offline until the malfunction can be corrected. Any technological problems with or interruption of communications with an insurance company's computer systems could materially reduce the number of competing insurance companies available to provide quotes, and therefore the level of service perceived by consumers, on our online marketplace.

OUR RECENT GROWTH AND SUBSEQUENT REDUCTION IN FORCE HAS PLACED A SIGNIFICANT STRAIN ON OUR MANAGEMENT, SYSTEMS AND RESOURCES, AND WE MAY EXPERIENCE DIFFICULTIES IN MANAGING OUR OPERATIONS IN THE FUTURE

         Through the quarter ended March 31, 2000, we experienced growth and expansion which placed a strain on our administrative, operational and financial resources and increased demands on our systems and controls. In April, 2000, as a result of State Farm's decision not to renew its participation on InsWeb's marketplace, we reduced our workforce by approximately 10%. If our management is unable to manage our resources effectively, our business will be harmed. This prior growth and subsequent reduction in force has resulted in a continuing increase in the level of responsibility for our management personnel. We anticipate that our continued operations will require us to retain our current personnel and to recruit, hire, train and retain new managerial, technical, sales and marketing personnel based on the attrition of our current employee base. Our ability to manage our operations successfully will also require us to improve our operational, management and financial systems and controls on a timely basis.

WE RELY ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND THE INSURANCE INDUSTRY AND TECHNICAL EXPERTISE WOULD BE EXTREMELY DIFFICULT TO REPLACE

         Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, our Chairman, President and Chief Executive Officer; James Corroon, Vice Chairman of the Board; and Mark P. Guthrie, Executive Vice President, Chief Operating Officer and Chief Financial Officer (acting). The loss of the services of any of our executive officers or other key employees could harm our business. For example, in March 2000, Stephen Robertson, our Chief Financial Officer, resigned to pursue other professional interests. This resignation has put additional pressure on our executive management team to fulfill his functional responsibilities. As of the date of this report, we have not recruited a new Chief Financial Officer.

         We have no long-term employment agreements with any of our key personnel other than Mr. Enan, whose employment agreement expires in July 2002. We maintain a $2 million life insurance policy on Mr.
         Enan that names us as the beneficiary, but maintain no similar insurance on any of our other key employees. Additionally, we have granted additional cash and stock option incentives in order to retain certain of our executive officers and certain other key personnel. Payment of these incentives is subject to these individuals completing service terms from six months to one year from April 2000. Mr. Enan and Mr. Corroon opted not to participate in this program. As the value of these incentives is highly dependent on an increase in the market price of our common stock, there can be no assurance we will be able to retain such key employees through or after their retention period nor retain or recruit other officers and key employees in the future.

BECAUSE OF INTENSE COMPETITION FOR TECHNICAL PERSONNEL, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL, WHICH COULD SLOW THE PROCESS OF ADDING NEW INSURANCE COMPANIES TO OUR WEBSITE OR OTHERWISE HARM OUR BUSINESS

         Our future success depends on our continuing ability to attract, retain and motivate highly skilled employees, particularly with respect to technology development and implementation, including integration of insurance companies into our online marketplace. If we are not able to attract and retain new personnel, particularly to expand our technology development and implementation team, our business will be harmed. The implementation of new insurance companies on our site is a technologically complex and labor-intensive process. Accordingly, any difficulty we face in attracting and retaining talented development and implementation personnel could slow the process of adding new insurance companies to our online marketplace and therefore limit our ability to increase the attractiveness of our services to consumers. Competition for personnel in our industry is intense and we have had a high turnover rate of employees over the last two quarters. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

OUR SUCCESS DEPENDS ON CONTINUED GROWTH OF ELECTRONIC COMMERCE, WHICH MAY NOT ACHIEVE BROAD ACCEPTANCE BY CONSUMERS

         Our future revenues and profits are substantially dependent upon the widespread acceptance and use of the Internet by consumers as an effective medium for commerce. Rapid growth in the use of the Internet is a recent phenomenon, and it may not continue, or the Internet may not be adopted as a medium of commerce by a broad base of consumers. If a broad base of consumers do not adopt the Internet as a medium of commerce, our business may be materially adversely affected.

OUR SUCCESS DEPENDS ON THE WILLINGNESS OF CONSUMERS TO SHOP FOR AND PURCHASE INSURANCE ON THE INTERNET INSTEAD OF BY MORE TRADITIONAL MEANS; CONSUMERS MAY NOT BE WILLING TO DO THIS

         Shopping for and purchasing insurance on the Internet is a relatively untested concept, and if it does not gain widespread acceptance, our business may fail. Demand and market acceptance for recently introduced services and products on the Internet are subject to a high level of uncertainty, and there are few proven services and products. Our success will depend on our ability to engage consumers who have historically shopped for and purchased insurance through traditional distribution channels. In order for us to be successful, many of these consumers must be willing to utilize new ways of conducting business and exchanging information. In addition, a substantial proportion of the consumers who use our website may be using our service because it is new and different rather than because they believe that it offers a better way to shop for insurance. Such consumers may use our service only once or twice and then return to more familiar means of shopping for and purchasing insurance.

IF THE INTERNET DOES NOT CONTINUE TO DEVELOP AND RELIABLY SUPPORT THE DEMANDS PLACED ON IT BY ELECTRONIC COMMERCE AND OTHER HIGH VOLUME APPLICATIONS, OUR BUSINESS WILL SUFFER

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS

         As of May 1, 2000, our international operations consist of activities with and through our joint venture partner, InsWeb Japan K.K. (of which we currently own a 25% equity interest) to develop and maintain an online insurance marketplace in Japan. Though our foreign operations are limited, they are subject to various inherent risks, including:

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

               -    potentially adverse tax consequences; and

               -    political and economic instability.

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

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

         We regard our intellectual property as critical to our success. We rely on trademark, copyright and trade secret laws to protect our proprietary rights. We have registered the INSWEB mark in the United States, France, Germany, South Korea and the United Kingdom and applications are pending in several other countries. Other United States and worldwide trademark applications include, but are not limited to, eAgent, InsWeb.com, Powered by InsWeb, and Where You and Your Insurance Really Click. We have patent applications on file in the United States. Our trademark registration and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply.

WE MAY BE SUBJECT TO CLAIMS FOR INFRINGEMENT OF INTELLECTUAL PROPERTY, WITH OR WITHOUT MERIT, WHICH COULD BE COSTLY TO DEFEND OR SETTLE

         We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. We have been and are currently subject to infringement claims in the ordinary course of business, including claims of alleged infringement of the patent and trademark rights of third parties by us and companies with which we have business relationships. Any claims of this type, with or without merit, could be time-consuming to defend, result in costly litigation, divert management attention and resources or require us to enter into royalty or license agreements. License agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

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

OUR STOCK PRICE MAY FLUCTUATE WIDELY, AND INTERNET STOCKS IN GENERAL HAVE BEEN EXTREMELY VOLATILE

         The trading price of our common stock has been highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products or new contracts by us or our competitors, loss of key customers, conditions and trends in the electronic commerce and insurance industries, changes in financial estimates by securities analysts, general market conditions and other factors. The trading prices of many Internet stocks have experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These fluctuations may continue and could harm our stock price. Any negative change in the public's perception of the prospects of Internet or electronic commerce companies could also depress our stock price regardless of our results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         InsWeb is exposed to financial market risks including changes in interest rates and, to a lesser degree, foreign currency exchange rates. The fair value of InsWeb's investment portfolio or related income would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short term nature of the major portion of InsWeb's investment portfolio. InsWeb's interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our funds are invested in instruments with maturities less than one year, except for certain U.S. agency securities which are designated to support our letter of credit whose maturity is two years. InsWeb's policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Funds in excess of current operating requirements are invested in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and large corporations.

         The table below represents carrying amounts and related weighted-average interest rates by year of maturity of InsWeb's investment portfolio at March 31, 2000:

                                                                              2000        2001        TOTAL
                                                                              ----        ----        -----
(In thousands, except interest rates)
Cash and money market funds                                                  $14,423          --      $14,423
Average interest rate                                                           4.7%          --         4.7%
Investments                                                                  $57,836      $8,980      $66,816
Average interest rate                                                           6.0%        7.0%         6.1%
Total investment securities                                                  $72,259      $8,980      $81,239
         Average interest rate                                                  5.0%        7.0%         5.9%


         InsWeb's revenue and capital spending is transacted in U.S. dollars. As discussed in the notes to the consolidated financial statements, InsWeb investment in InsWeb Japan K.K. and the note payable to strategic partner and shareholder is denominated in Japanese Yen. InsWeb has not engaged in hedging transactions to reduce its exposure to fluctuations that may arise from changes in foreign exchange rates. Based on InsWeb's overall currency rate exposure at March 31, 2000 a near-term 10% appreciation or depreciation would have an immaterial affect on InsWeb's operating results or financial condition.

PART II: OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


   (a)      EXHIBITS
            --------

          27.1         Financial Data Schedule

   (b) Reports on Form 8-K

       Current Report dated May 3, 2000 regarding the announcement of first quarter results and loss of State Farm as a customer.

       Current Report dated March 1, 2000 regarding the resignation of Stephen Robertson, Chief Financial Officer

                               INSWEB CORPORATION
                                  (REGISTRANT)



         Dated: May 15, 2000                     /s/ Mark P. Guthrie
                                                 ------------------------
                                                 Mark P. Guthrie
                                                 Executive Vice President, Chief
                                                 Operating Officer and Chief
                                                 Financial Officer (acting)

                                  EXHIBIT INDEX

   EXHIBIT
   -------

27.1           Financial Data Schedule