Form 10-Q/A
period 2000-03-31
INSWEB CORP
filed 2000-05-31
CIK 1077370

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q/A

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

Discussion of Form 10-Q/A, Amended Quarterly Report

This amendment revises Exhibit 27.1 - Financial Data Schedule to reflect $46,569,153 of Cash and Cash Equivalents and 30,687,659 of Short-term investments, which were erroneously excluded during transmission to Edgar. No other changes were made to our Form 10-Q for the three months ended March 31, 2000, which was filed on May 15, 2000. The following replaces, in its entirety, Item 6 - Other Information included in InsWeb's previously filed quarterly report on Form 10-Q for the period ended March 31, 2000.

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

       Current Report dated March 1, 2000 regarding the resignation of Stephen Robertson, Chief Financial Officer

                               INSWEB CORPORATION
                                  (REGISTRANT)



         Dated: May 30, 2000                     /s/ Mark P. Guthrie
                                                 ------------------------
                                                 Mark P. Guthrie
                                                 Executive Vice President, Chief
                                                 Operating Officer and Chief
                                                 Financial Officer (acting)

                                  EXHIBIT INDEX

   EXHIBIT
   -------

27.1           Financial Data Schedule