Form 10-Q
period 2000-06-30
INSWEB CORP
filed 2000-08-14
CIK 1077370

      [caad 214]

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------
                                    FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                         OR

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD  FROM _______ TO _________

                         COMMISSION FILE NUMBER 0-26083
                                  ------------
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


                       -----------------------------------


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on July 31, 2000 was 35,196,280 shares.


================================================================================

                                    FORM 10-Q


================================================================================
                              INSWEB CORPORATION
                                    INDEX

                                                                                                                             PAGE
                                                                                                                            NUMBER
                                                                                                                            ------
PART I        FINANCIAL INFORMATION
ITEM 1:       Financial Statements
              Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999                        3
              Condensed Consolidated Statements of Operations for the three and six months ended
                     June 30, 2000 and 1999 (unaudited)                                                                          4
              Condensed Consolidated Statements of Cash Flows for the six months ended
                     June 30, 2000 and 1999 (unaudited)                                                                          5
              Notes to Condensed Consolidated Financial Statements                                                               6
ITEM 2:       Management's Discussion and Analysis of Financial Condition and Results of Operations                             10
ITEM 3:       Quantitative and Qualitative Disclosures About Market Risk                                                        28

PART II       OTHER INFORMATION
ITEM 4:       Submission of Matters to a Vote of Security Holders                                                               29
ITEM 5:       Exhibits and Reports on Form 8-K
              Signature                                                                                                         30
              Exhibits                                                                                                          31

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     INSWEB CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30, 2000          DECEMBER 31, 1999
                                                                              -------------          -----------------
                                                                               (UNAUDITED)
                                                                                ----------
ASSETS
Current assets:
Cash and cash equivalents                                                         $30,682,031            $25,688,760
Short-term investments                                                             31,296,861             64,063,070
                                                                             -----------------       ----------------
         Total cash, cash equivalents and short-term investments                   61,978,892             89,751,830
Accounts receivable, net of allowance of $383,117 and $141,780 at
     June 30, 2000 and December 31, 1999, respectively                              3,877,531              4,267,691
Prepaid expenses and other current assets                                           6,011,954              2,974,024
                                                                             -----------------       ----------------
         Total current assets                                                      71,868,377             96,993,545
Property and equipment, net                                                        10,002,700              7,356,863
Investment in joint venture                                                         1,336,592              1,449,597
Intangible assets, net                                                                 80,000              5,568,094
Long-term investments                                                               4,984,803              4,978,761
Deposits and other assets                                                           1,734,180              1,934,045
                                                                             -----------------       ----------------
         Total assets                                                             $90,006,652           $118,280,905
                                                                             =================       ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                     $610,598               $288,974
Accrued expenses                                                                    4,701,722              4,891,332
Deferred revenue                                                                      783,698                182,618
Restructuring accrual                                                               2,356,350                      -
                                                                             -----------------       ----------------
         Total current liabilities                                                  8,452,368              5,362,924
Note payable to strategic partner                                                   1,413,228              1,464,558
Deferred rent                                                                         411,241                268,601
                                                                             -----------------       ----------------
         Total liabilities                                                         10,276,837              7,096,083
                                                                             -----------------       ----------------


Stockholders' equity:
Convertible preferred stock, $0.001 par value.
     Authorized: 5,000,000 shares, No shares issued or outstanding                          -                      -
Common stock, $0.001 par value. Authorized: 150,000,000
     Issued and outstanding: 35,154,375 shares at June 30, 2000
     and 34,742,760 shares at December 31, 1999                                        35,167                 34,743
Paid-in capital                                                                   190,101,297            188,222,780
Accumulated other comprehensive income                                                 97,685                112,843
Common stock warrants                                                                 113,071                113,071
Deferred stock compensation                                                        (1,512,011)            (2,887,995)
Accumulated deficit                                                              (109,105,394)           (74,410,620)
                                                                             -----------------       ----------------
         Total stockholders' equity                                                79,729,815            111,184,822

                                                                             -----------------       ----------------
Total liabilities and stockholders' equity                                        $90,006,652           $118,280,905
                                                                             =================       ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INSWEB CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,                           ENDED JUNE 30,
                                                                    --------------                           --------------
                                                                     (UNAUDITED)                              (UNAUDITED)

                                                              2000                1999                 2000                 1999
                                                              ----                ----                 ----                 ----
Revenues:
   Transaction fees                                        $4,055,220           $4,455,293          $11,144,729        $7,323,391
   Development and maintenance fees                           738,485              598,621            2,256,969         1,041,994
   Other revenues                                              14,524                6,432               23,853             6,432
                                                        -------------------------------------------------------------------------

       Total revenues                                       4,808,229            5,060,346           13,425,551         8,371,817

Operating expenses:
   Product development                                      2,791,842            2,218,288            5,571,892         3,769,403
   Sales and marketing                                      9,714,899            8,291,138           24,018,214        12,140,351
   General and administrative                               5,541,255            2,738,839           10,350,354         5,130,818
   Amortization of intangible assets                          287,420              782,262            1,069,682         1,564,524
   Amortization of stock-based compensation                   263,609              290,504              610,772           580,504
   Impairment of goodwill and other intangibles             4,418,412                    -            4,418,412                 -
   Restructuring charge                                     4,410,342                    -            4,410,342                 -
                                                        -------------------------------------------------------------------------
       Total operating expenses                            27,427,779           14,321,031           50,449,668        23,185,600
                                                        -------------------------------------------------------------------------

         Loss from operations                             (22,619,550)          (9,260,685)         (37,024,117)      (14,813,783)
Other expense                                                (147,078)                   -              (96,568)                -
Interest income (expense), net                              1,148,495              283,464            2,425,911          (184,687)
                                                        --------------------------------------------------------------------------

         Net loss                                        $(21,618,133)         $(8,977,221)        $(34,694,774)     $(14,998,470)
                                                        ==========================================================================



Net loss per share-basic and diluted                           $(0.62)              $(0.56)              $(0.99)           $(0.94)
                                                        ==========================================================================

Weighted average shares used in computing net loss per
share-basic and diluted                                    35,139,075           16,091,724           35,029,460        16,023,988
                                                        ==========================================================================

Pro forma net loss per share-basic and diluted                 $(0.62)              $(0.32)              $(0.99)           $(0.53)
                                                        ==========================================================================

Weighted average shares used in computing pro forma
net loss per share-basic and diluted                       35,139,075           28,378,060           35,029,460        28,279,441
                                                        ==========================================================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INSWEB CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                                     2000                  1999
                                                                                                     ----                  ----
                                                                                                            (UNAUDITED)
Cash flows from operating activities:
         Net loss                                                                                $(34,694,774)       $(14,998,470)
         Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                              1,574,133             683,101
         Amortization of stock-based compensation                                                     610,772             580,504
         Write-down of fixed assets included in restructuring charge                                1,065,647                   -
         Gain on sale of equipment                                                                    (10,151)                  -
         Foreign currency translation gain on note payable                                            (51,330)            (66,325)
         Amortization of intangible assets                                                          1,069,682           1,564,524
         Equity loss from joint venture                                                                61,906              18,374
         Impairment of goodwill                                                                     4,418,412                   -
         Changes in assets and liabilities:
               Accounts receivable                                                                    390,160          (3,207,148)
               Prepaid expenses and other current assets                                           (3,037,930)         (1,146,342)
               Deposits and other assets                                                              199,865            (700,097)
               Accounts payable                                                                       321,624             924,637
               Accrued expenses                                                                      (189,610)            909,589
               Restructuring accrual                                                                2,356,350                   -
               Deferred revenue                                                                       601,080             (12,342)
               Deferred rent                                                                          142,640
                                                                                             -------------------------------------
                  Net cash used in operating activities                                           (25,171,524)        (15,449,995)
                                                                                             -------------------------------------

Cash flows from investing activities:
         Sales (purchases) of short term investments - net                                         32,802,961         (15,839,864)
         Purchases of property and equipment                                                       (5,287,427)         (2,954,461)
         Other, net                                                                                     5,108                   -
                                                                                             -------------------------------------
                  Net cash provided by (used in) investing activities                              27,520,642         (18,794,325)
                                                                                             -------------------------------------

Cash flows from financing activities:
         Proceeds from issuance preferred stock - net                                                       -          56,279,304
         Proceeds from issuance of common stock                                                             -             296,930
         Proceeds from exercise of stock options                                                    1,742,606             556,335
         Proceeds from stock issued from Employee Stock Purchase Plan                                 901,547                   -
         Payment to Series B stockholder                                                                    -          (2,250,000)
         Payment of note payable to officer                                                                 -             (25,000)
         Payments on line of credit from affiliate                                                          -         (19,290,000)
                                                                                             -------------------------------------
                  Net cash provided by financing activities                                         2,644,153          35,567,569
                                                                                             -------------------------------------
Net increase in cash and cash equivalents                                                           4,993,271           1,323,249
Cash and cash equivalents, beginning of period                                                     25,688,760           8,337,133
                                                                                             -------------------------------------
Cash and cash equivalents, end of period                                                          $30,682,031          $9,660,382
                                                                                             =====================================

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest                                                   $  48,277          $1,229,448
                                                                                             =====================================

Supplemental schedule of noncash financing activities:
         Receivable for sale of Series E preferred stock                                            $       -         $28,097,222
                                                                                             =====================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INSWEB CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of InsWeb Corporation and its wholly owned subsidiaries, InsWeb Insurance Services, Inc. (formerly Avatar Insurance Services, Inc.) and Benelytics, Inc. (the "Company"). As of June 30, 2000, InsWeb is in the process of liquidating Benelytics, Inc. into InsWeb Corporation and expects to have this liquidation completed by September 30, 2000. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments in 20 to 50 percent owned affiliates are accounted for on the equity method. All common share and per share amounts reflect a 10-for-1 split approved by the Board of Directors in 1997 and a 3-for-2 split authorized in June 1999.

         The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2000 and results of operations for the three and six months ended June 30, 2000 and 1999, respectively, and cash flows for the six months ended June 30, 2000 and 1999, respectively. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000 and other information filed with the Commission.

         SIGNIFICANT CUSTOMERS

         For the three months ended June 30, 2000, three customers accounted for 13%, 12% and 12%, respectively, of total revenues. For the six months ended June 30, 2000, three customers accounted for 24%, 11% and 9%, respectively, of total revenues. For the three months ended June 30, 1999, three customers accounted for 30%, 12% and 11%, respectively, of total revenues. For the six months ended June 30, 1999, three customers accounted for 31%, 12% and 11%, respectively, of total revenues.

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

2.  COMPREHENSIVE LOSS

         Total comprehensive loss for the three and six months ended June 30, 2000 and 1999 were as follows:

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                             1999                2000                1999                 2000
                                                             ----                ----                ----                 ----
                                                                    (UNAUDITED)                             (UNAUDITED)
       Net loss                                             $(8,977,221)     $(21,618,133)       $(14,998,470)       $(34,694,774)
       Other comprehensive income (loss):
       Foreign currency translation adjustments                       -           (48,138)                  -             (51,910)
       Unrealized gain on investments                                 -             2,552                   -              36,752
                                                       ---------------------------------------------------------------------------
       Total comprehensive loss                             $(8,977,221)     $(21,663,719)       $(14,998,470)       $(34,709,932)
                                                       ===========================================================================



3.  CASH AND INVESTMENTS

       Cash and investments consist of the following:

                                                                                        JUNE 30            DECEMBER 31,
                                                                                          2000                 1999
                                                                                          ----                 ----
                                                                                      (UNAUDITED)
Cash and cash equivalents:
         Cash                                                                           $250,841             $1,131,558
         Money market funds                                                           10,953,656             13,655,335
         Taxable municipal securities                                                  4,700,000              5,000,000
         Commercial paper                                                             14,777,534              5,901,867
                                                                                    -----------------   ---------------
                                                                                      31,682,031             25,688,760
Short-term investments:
         Certificates of deposit                                                       5,498,285              1,500,000
         Taxable municipal securities                                                 16,400,000                      -
         Commercial paper                                                              9,398,576             62,563,070
                                                                                    -----------------    --------------
                                                                                      31,296,861             64,063,070

                                                                                    -----------------    --------------
Cash, cash equivalents and short-term investments                                    $61,978,892            $89,751,830
                                                                                    =================    ==============

Long-term investments - U.S. agency securities                                        $4,984,803             $4,978,761
                                                                                    =================    ==============

4.  RELATED PARTY TRANSACTIONS

         STOCKHOLDER AND CUSTOMER

         A stockholder, who is also a customer, accounted for $361,555 and $430,845 of the Company's revenues for the six months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000 and 1999, the customer accounted for $157,080 and $254,670 of the Company's revenue, respectively. This customer accounted for $31,850 and $0 of the Company's accounts receivable at June 30, 2000 and December 31, 1999, respectively.

         AFFILIATE AND CUSTOMER

         An affiliate, who owns a majority interest in a stockholder, is also a customer and accounted for $138,930 and $133,187 of the Company's revenue for the six months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000 and 1999, the customer accounted for $62,590 and $84,730, respectively. This customer accounted for $2,000 and $15,495 of the Company's accounts receivable at June 30, 2000 and December 31, 1999, respectively.

         MARKETING AGREEMENTS

         During the three and six months ended June 30, 2000, the Company recognized $1,260,000 and $2,526,790, respectively, in marketing expense under a marketing agreement with an Internet company compared to $1,536,895 and $1,990,897 for the comparable periods in 1999. A beneficial owner of a significant number of shares of the outstanding stock of the Internet company is a principal stockholder of the Company.

5. INSWEB JAPAN

         In 1998, the Company entered into a Joint Venture Agreement with a strategic partner and significant stockholder to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The joint venture is carried out exclusively through a newly formed Japanese corporation, InsWeb Japan K.K. in which the Company owns a 25% interest. In conjunction with this agreement, the Company also entered into an agreement to provide consulting and hosting services to assist InsWeb Japan K.K. in developing its Internet strategy. For the three and six months ended June 30, 2000, $210,913 and $1,413,608 was billed to InsWeb Japan K.K., respectively, under this contract and is included in development and maintenance fees. At June 30, 2000, $52,372 of accounts receivable was due from InsWeb Japan, K.K.

         The Company's interest in InsWeb Japan K.K. was purchased in exchange for a promissory note due to the Company's strategic partner. The promissory note is payable in Yen and accrues interest at 5% per annum, which is payable quarterly on the last day of each calendar quarter. The promissory note, together with all accrued and unpaid interest, is due and payable on the earlier of the closing date of an initial public offering of the securities of InsWeb Japan K.K. or December 15, 2002. Interest expense related to this note for the three and six months ended June 30, 2000 was $17,837 and $35,301. As of June 30, 2000, $1,413,228 was outstanding under the note.

6. RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B, "Amendment: Revenue Recognition in Financial Statements." SAB 101B delays the implementation date of SAB 101until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. InsWeb expects to adopt SAB 101, as required, in the fourth quarter of 2000. Though management has not fully determined the impact that adoption of SAB 101 will have on the Company's financial position, results of operations and cash flows, management anticipates that its implementation will not have a material effect on its consolidated results of operations and financial position.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation, an
interpretation of APB Opinion No. 25." FIN No. 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." Management expects that adoption of FIN No. 44 will not have a material impact on the Company's financial position, results of operations and cash flows.

         In March 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company has not yet determined the impact, if any, this Issue will have on the Company's financial statements.

7. RESTRUCTURING

         In May 2000, the Board of Directors approved a decision to restructure the Company's operations in order to enhance operating efficiencies and to further develop its agency operations. The restructuring plan includes the closure of the Company's facilities in Redwood City, San Carlos and Westlake Village, California and Bel Air, Maryland, the relocation of the Company's operations to Sacramento, California and the discontinuance of certain strategic initiatives. The restructuring plan contemplates a total of approximately 190 individuals leaving the Company across all functions. As a result of initial reductions in the workforce, the Company's headcount was 207 at June 30, 2000 compared to 293 at March 31, 2000. It is expected that the restructuring plan will be completed over the following nine months and is targeted for completion in the first quarter of 2001. During this period, the Company expects a further decline in its workforce.

         In the second quarter of 2000, the Company recorded a related restructuring charge of $4.4 million. The charge consisted of employee separation costs of $2.8 million, asset impairments of $1.1 million, and other exit costs of $0.5 million.

         The asset impairments of $1.1 million consisted solely of the write-off of tenant improvements associated with Company's facility in San Carlos, California. As the approved restructuring plan calls for the relocation of the Company's corporate headquarters to Sacramento, California, the Company assigned its l2-year lease to an affiliate of the landlord of the property in exchange for a portion of the future profits, if any, associated with the releasing of this property through September 2003 and the release of the Company's letter of credit and security deposit. As a result, the Company received no future benefit or reimbursement for the tenant improvements it made to this property and wrote down the value to zero. Additionally, the landlord agreed to pay to the Company a termination fee of $1 million, if and when, the landlord formally terminates the lease with the Company and a portion of future profits, if any, upon the landlord's releasing of the facility.

Details of the restructuring charge are as follows (in thousands):

                                                                   Charges Utilized in
                                                                   Three Months Ended
                                       Charge to Operations          June 30, 2000              Restructuring
                                         in Three Months           ----------------------    Accrual Balance at
                                       Ended June 30, 2000         Cash         Non Cash        June 30, 2000
                                       -------------------         -----        ---------    ------------------
Write-down of long-lived assets              $1,066                $   -         $1,066       $   -
Employee severance and
      termination benefits                    2,808                 468              -        2,340
Other                                           536                 520              -           16
                                          ---------------------------------------------------------------------
Total                                        $4,410                $988         $1,066       $2,356
                                          =====================================================================

8. IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

        In April 2000, the Company entered into a linking agreement with eHealthinsurance.com under which InsWeb customers will access eHealthInsurance's individual health, small group health, and Medicare supplement insurance product offerings. As a result, the Company evaluated the cost to develop and market its health care product offerings and decided to discontinue the development of its health care initiatives which were primarily being carried out through the business and assets acquired as a result of the Company's acquisition of Benelytics, Inc. in 1998. The Company then evaluated the recoverability of the goodwill and other intangibles recognized in connection with this acquisition, and determined that the circumstances indicated an inability to recover the carrying amount of the assets. During the second quarter of 2000, the Company recorded a one-time non-cash writedown of $4,418,412 of goodwill and other intangible assets, including the assembled workforce and contractual relationships, associated with the Benelytics, Inc. acquisition. At June 30, 2000, the balance of intangible assets was $80,000 which represents the covenants not to compete entered into with former Benelytics employees. This balance is being amortized on a straight line basis over the remaining life of six months.

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

RECENT DEVELOPMENTS

         Effective May 1, 2000, State Farm Insurance, which accounted for approximately 29% and 24% of all InsWeb revenues for the three and six months ended March 31 and June 30, 2000, respectively, is no longer a participant in InsWeb's marketplaces for auto, term life, homeowners, condominium and renters insurance. With State Farm's nonrenewal, auto insurance coverage is no longer available to consumers in three Canadian provinces, and homeowners and renters insurance is available in significantly fewer states. Term life offerings were not significantly affected in any state.

         To address our situation and other market conditions, InsWeb initiated strategic objectives to address our short-term business plans in order to manage our expenses and our portfolio of cash and short-term investments, including an initial reduction of our workforce in April 2000 by approximately 10% and a significant reduction in our consumer marketing expenses beginning in the second quarter of fiscal 2000.

         In May 2000, the Board of Directors approved a decision to restructure InsWeb's operations in order to enhance operating efficiencies and to further develop its agency operations. The restructuring plan includes of the closure of the Company's facilities in Redwood City, San Carlos and Westlake Village, California and Bel Air, Maryland, the relocation of the Company's entire operations to Sacramento, California and the discontinuance of certain strategic initiatives. It is expected that the restructuring plan will be completed over the following nine months and is targeted for completion in the first quarter of 2001.

         In April 2000, InsWeb and eHealthInsurance announced the formation of an online partnership designed to leverage the companies' respective strengths in marketing, product offerings and customer service. Through this effort, InsWeb customers shopping for health insurance access eHealthInsurance's selection of leading insurers, products and service offerings. The exclusive, two-year agreement includes the marketing of individual health, small-group health and Medicare supplement insurance offerings from among the insurers participating with eHealthInsurance. As a result of this new agreement, InsWeb has negotiated termination agreements with its participating health insurance carriers.

OVERVIEW

         InsWeb operates an online insurance marketplace that enables consumers to shop online for a variety of insurance products, including automobile, term life, homeowners, renters and individual health insurance, and obtain insurance company-sponsored quotes for actual coverage. In order to create this marketplace, InsWeb has established business relationships with more than 40 insurance companies throughout the United States as of August 1, 2000.

         InsWeb's principal source of revenues is transaction fees. While quotes obtained through InsWeb's online insurance marketplace are provided to consumers free of charge, InsWeb's participating insurance companies pay transaction fees to InsWeb generally based on qualified leads delivered to them electronically. Qualified leads are produced in two ways: for insurance companies offering consumers instant online quotes, a qualified lead is produced when a consumer requests insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when the consumer clicks to request the quote itself. In either case, transaction fees are generally payable whether or not the consumer actually purchases an insurance policy from the insurance company, and revenue from transaction fees is recognized at the time the qualified lead is delivered to the insurance company.

         In October 1999, InsWeb began generating revenue as an insurance agent based on activities it performs related to the sale of certain automobile insurance policies in California. During the first six months of fiscal 2000, InsWeb began expansion of its agency activities to include the sale of automobile insurance policies in Washington and Arizona. InsWeb's subsidiary, InsWeb Insurance Services, Inc., has been appointed as an authorized automobile insurance agent by eight participating insurance companies in California and by one carrier in both Arizona and Washington. InsWeb receives a commission based on a percentage of the insurance policy premium related to each insurance policy sale where InsWeb has acted as the insurance agent. InsWeb recognizes the revenue from these activities on the later of the billing date or effective date of the policy. InsWeb also recognizes revenue when an applicable policy is renewed. As part of its announced restructuring plan, InsWeb intends to expand its online insurance agency operations.

         InsWeb also generates development and maintenance fees from its participating insurance companies. InsWeb charges a fee to design and develop customized interfaces between an insurance company's information system and the InsWeb site. Development fees are typically recognized when the insurance company's integration with the InsWeb site becomes operational. Additional development fees are charged as insurance companies add new products, increase their geographic coverage and convert to instant quoting capability on InsWeb's online insurance marketplace, as well as for periodic upgrades and changes to insurance companies' information resident on the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb's facility that is dedicated to specific insurance companies. These maintenance fees are typically payable monthly and are recognized as revenue ratably over the term of the maintenance agreement. Prepaid development and maintenance fees are recorded as deferred revenue until earned. Development and maintenance fees are expected to account for a declining percentage of total revenues as transaction fees and fees related to InsWeb's activities as an agent increase. As discussed in the notes to the financial statements, management has not yet fully determined the impact of "Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements" will have on its consolidated results of operations and financial position though it anticipates that its implementation will not have a material effect on its consolidated results of operations or financial position.

         Product development expenses consist primarily of payroll and related expenses for development and technology personnel. To date, InsWeb has not capitalized any of its software development costs. Because the timing of the commercial release of its products has substantially coincided with their technological feasibility, all software development costs have been expensed as incurred. InsWeb expects that its product development expenses will continue to increase for the foreseeable future. As discussed in the notes to the financial statements, management has not yet determined the impact, if any, "EITF" Issue 00-2, "Accounting for Website Development Costs" will have on the financial statements.

         Sales and marketing expenses consist primarily of payroll and related expenses for InsWeb's sales and marketing personnel as well as consumer marketing expenditures for advertising, public relations, promotions and fees paid to online companies with which InsWeb has contractual relationships. Through the first quarter of fiscal 2000, InsWeb increased its sales and marketing expenses in order to establish and maintain relationships with insurance companies, attract increased consumer traffic to the InsWeb site, and develop the InsWeb brand. As this strategy proved not to be cost effective, beginning in the second quarter of 2000, InsWeb has concentrated its consumer marketing program on maintaining key online relationships and on selective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace. As a result, InsWeb has reduced consumer marketing expenses from amounts reported in the first quarter of 2000. InsWeb intends to selectively market the InsWeb online marketplace in order to add new insurance companies and expand and maintain relationships with participating companies.

         General and administrative expenses consist primarily of payroll and related expenses for InsWeb's management, administrative and accounting personnel, expenses relating to site operations, occupancy expenses, professional fees and other general corporate expenses. Though general and administrative expenses have increased in support of the Company's continued business and its operations as a public company, InsWeb expects that general and administrative expenses will decrease over the next three quarters due to reduced headcount and cost containment measures being undertaken as a result of the announced restructuring plans.

REVENUES

         TRANSACTION FEES. Transaction fees accounted for $4.1 million, or 84.3%, and $11.1 million, or 83.0%, of total revenues, for the three and six months ended June 30, 2000, respectively, compared to $4.5 million, or 88.0% and $7.3 million, or 87.5% of total revenues, for the comparable periods in 1999. The decrease for the three months ended June 30, 2000 as compared to the comparable prior year period was primarily attributable to the loss of State Farm as a participating carrier effective May 1, 2000. State Farm represented 13% of the Company's revenues for the three months ended June 30, 2000 versus 30% in the comparable prior year period. The increase for the six months ended June 30, 2000 compared to prior year was primarily the result of the number of leads generated by the substantial increase in the number of completed shopping sessions, partially offset by a decline in revenue generated per shopping session and the loss of State Farm. The increase in shopping sessions resulted from increased consumer traffic due to InsWeb's consumer marketing activities and the addition of a substantial number of online relationships.

         During the first six months of 2000, more than 1,291,000 shopping sessions were completed at InsWeb, a 58% increase over the 817,000 shopping sessions completed in the first six months of 1999. InsWeb recorded more than
7.0 million unique user sessions during the first six months of 2000, an increase of 169% over the approximately 2.6 million unique user sessions recorded in the comparable period in 1999.

         DEVELOPMENT AND MAINTENANCE FEES. Development and maintenance fees accounted for $738,000 or 15.4% and $2.3 million or 16.8% of total revenues, for the three and six months ended June 30, 2000, respectively, compared to $599,000, or 11.8% and $1.0 million or 12.4% of total revenues, for the comparable periods in 1999. The increase in development and maintenance fees as compared to the comparable prior year period, primarily resulted from revenue associated with a development agreement with InsWeb Japan K.K. To a lesser degree, the increase was attributable to an overall increase in the number of InsWeb's participating insurance companies.

OPERATING EXPENSES

         PRODUCT DEVELOPMENT. Product development expenses increased to $2.8 and $5.6 million for the three and six months ended June 30, 2000, respectively, from $2.2 and $3.8 million for the comparable periods in 1999. This increase was primarily attributable to the hiring of additional personnel to support the requirements of InsWeb's growing network of participating insurance companies and online relationships and to design, test and deploy InsWeb's product offerings. InsWeb expects product development expenses to decrease over the next three quarters as a result of reduced headcount.

         SALES AND MARKETING. Sales and marketing expenses increased to $9.7 and $24.0 million for the three and six months ended June 30, 2000, respectively, from $8.3 and $12.1 million for the comparable periods in 1999. This increase was due to substantial increases in consumer marketing expenses, including increased costs and fees associated with new and existing online relationships, costs related to national radio and television campaigns, an increase in sales and marketing personnel, and operating costs associated with InsWeb's customer care center and associated insurance agency activities. Although InsWeb reduced its sales and marketing expenses in the second quarter of 2000 below amounts reported for the three months ended March 31, 2000, sales and marketing expenses may nevertheless increase in future periods.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $5.5 and $10.4 million for the three and six months ended June 30, 2000, respectively, from $2.7 and $5.1 million for the comparable periods in 1999. This increase was primarily due to increased personnel and related costs, increased office and occupancy costs associated with additional leased office facilities, and increased depreciation related to capital expenditures. InsWeb expects that general and administrative expenses in all categories will decrease over the next three quarters due to reduced headcount and cost containment measures being undertaken as a result of the announced restructuring plans. Nevertheless, general and administrative expenses may increase compared to prior periods if the restructuring and other cost containment measures are not successful.

OTHER OPERATING EXPENSES

         AMORTIZATION OF STOCK-BASED COMPENSATION. Amortization of stock-based compensation for the three and six months ended June 30, 2000 was $0.3 and $0.6 million respectively, compared to $0.3 and $0.6 million for the comparable periods in 1999.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets during the three and six months ended June 30, 2000 was $0.3 million and $1.1 million, respectively, compared to amortization of $0.8 million and $1.6 million for the comparable periods in 1999. This expense was attributable to the acquisition of Benelytics in December 1998.

         RESTRUCTURING CHARGE. As a result of the Company's restructuring plan, in the second quarter of 2000, the Company recorded a related restructuring charge of $4.4 million. The charge consisted of employee separation costs of $2.8 million, asset impairments related to its San Carlos facility of $1.1 million, and other exit costs of $0.5 million. As the Company completes its restructuring plan, additional expenses may be incurred due to changes in the estimates in realizable value of assets to be disposed and other costs.

         Separately, the Company recorded charges in the second quarter of 2000 of approximately $0.9 million for retention agreements with key employees. These charges were recorded in product development, sales and marketing, and general and administrative expenses. The Company anticipates additional charges of approximately $7.0 million representing additional retention charges to key employees; individual and corporate relocation expenses; recruiting and training of new employees and other transition costs. Retention costs will be expensed over the period that services are rendered. Other costs will be expensed as incurred through the completion of the transition period in the first quarter of 2001. Though Ins Web's operating expenditures are expected to decline as a result of this restructuring plan through reduced headcount, a reduction of depreciation from assets disposed of and reduced occupancy expenses, operating expenses may increase if our planned construction of our new facility is delayed or costs exceed the original estimates and if our restructuring plan is not ultimately successful.

         IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES. The Company evaluated the recoverability of the goodwill and other intangibles recognized in connection with its acquisition of Benelytics, Inc. and determined, as a result of its announced new online partnership with eHealthInsurance, that the circumstances indicated an inability to recover the carrying amount. During the second quarter of 2000, the Company recorded a one-time non-cash writedown of $4.4 million of goodwill and other intangible assets, including the assembled workforce and contractual relationships, associated with the Benelytics, Inc. acquisition.

INTEREST INCOME (EXPENSE), NET

         Interest income (expense), net, includes income earned on InsWeb's invested cash and investments, and expense related to its outstanding debt obligations. Net interest income for the three and six months ended June 30, 2000 was $1.1 and $2.4 million respectively, compared to net interest income (expense) of $283,000 and ($185,000) for the comparable periods in 1999. The increase in net interest income was primarily a result of the repayment of the line of credit in fiscal 1999 with the proceeds of the Company's initial public offering of common stock in July 1999 and increased interest income on cash and short-term investments in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         InsWeb has financed its operations primarily through private placements of equity securities, borrowings from an affiliate of one of its investors and its initial public offering of its common stock. At June 30, 2000, InsWeb's principal source of liquidity was $62.0 million in cash, cash equivalents and short-term investments.

         In each period, the use of cash primarily consisted of InsWeb's operating loss before noncash items. For the six months ended June 30, 2000, net cash used in operating activities was $25.2 million compared to $15.4 million in the comparable period in 1999. For the six months ended June 30, 2000, noncash items included amortization and write-off of intangibles of $5.5 million, depreciation of fixed assets of $1.6 million, write-down of fixed assets as a result of the restructuring of $1.1million and amortization of deferred stock compensation of $0.6 million. Increases in prepaid assets associated with the prepayment of online partnership agreements, partially offset by increases in accounts payable and the restructuring accrual, also contributed to the cash used in operations for the six months ended June 30, 2000.

         For the six months ended June 30, 2000, net cash provided from investing activities was $27.5 million, which primarily consisted of the sale of short-term investments offset by purchases of equipment and furniture. At June 30, 2000, InsWeb had no material commitments for capital expenditures but expects such expenditures to total approximately $6.3 million in 2000, primarily consisting of equipment, software, furniture and leasehold improvements.

         In October 1999, InsWeb signed a 12-year lease agreement through 2011 for additional office space. As discussed above, InsWeb's restructuring plan calls for the relocation of the Company's entire operations to Sacramento. As a result, the Company assigned this lease to an affiliate of the landlord of the property in exchange for a portion of the future profits, if any, associated with the releasing of this property through September 2003 and the release of the Company's letter of credit and security deposit. InsWeb anticipates leasing additional space in the Sacramento area to house its corporate headquarters and agency operations and incurring additional costs for leasehold improvements, and furniture and equipment.

         In addition, under various marketing agreements with its online partners, InsWeb is obligated to make minimum payments totaling $14.3 million through October 2001.

         We believe that our current level of cash, cash equivalents and short-term investments will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures. Although we do not anticipate the need for additional financing, we nevertheless may need additional funds to meet all of our anticipated operating needs or to expand business internally or through acquisition. Our forecast of the period of time through which our financial resources will be adequate to support our operations, involves significant risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources, we cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to the Company and any such available financing arrangements could result in dilution to our stockholders.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur substantial operating losses for the foreseeable future. We incurred operating losses of $21.9 million for the year ended December 31, 1998, $38.4 million for the year ended December 31, 1999, and $37.0 million for the six months ended June 30, 2000. Additionally, as of June 30, 2000, our accumulated deficit was $109.1 million. Although we experienced significant revenue growth in earlier periods, this growth rate is not sustainable and revenues may decrease form comparable prior year periods. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

Automobile insurance accounted for approximately 78% of our total revenues in the year ended December 31, 1999 and approximately 73% in the six months ended June 30, 2000. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, our business is likely to be affected by any events or changes that affect the automobile insurance industry as a whole.

IF WE ARE UNABLE TO PROMOTE OUR BRAND AND EXPAND OUR BRAND RECOGNITION, OUR ABILITY TO DRAW CONSUMERS TO OUR WEBSITE WILL BE LIMITED

A growing number of websites offer services that are similar to and competitive with the services offered on our online insurance marketplace. Therefore, establishing and maintaining our brand is critical to attracting additional consumers to our website, strengthening our relationships with participating insurance companies and attracting new insurance companies. If our brand does not achieve positive recognition in the market, our ability to draw consumers to our website will be limited. In order to attract and retain consumers and insurance companies and to promote and maintain our brand, through the first quarter of fiscal 2000, we increased our financial commitment to creating and maintaining prominent brand awareness. As this strategy proved not to be cost effective, beginning in the second quarter of fiscal 2000, our continued consumer marketing program will include the maintenance of certain network online relationships, and other selective marketing campaigns, designed to maintain consumer awareness of InsWeb and our online insurance marketplace. If our marketing efforts do not generate a corresponding increase in revenues or we otherwise fail to successfully promote our brand, or if these efforts require excessive expenditures, our business will be harmed. Moreover, if visitors to our website do not perceive our existing services or the products and services of our participating insurance companies to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be harmed.

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

OUR PLAN TO EXPAND OUR ONLINE INSURANCE AGENCY OPERATIONS WILL REQUIRE SIGNIFICANT RESOURCES AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES TO RECOVER OUR EXPENSES

Since October 1999, InsWeb has been operating an online insurance agency business in California. Our online agency receives a commission on the sale and renewal of the automobile insurance polices sold though its offices.

During the second quarter of 2000, our online agency sold 1,983 new automobile insurance policies for nine carriers in four western states, a 7% increase over the number of policies sold during the first quarter. Due to the company's restructuring activities and its relocation to Sacramento, however, the number of policies sold is expected to decline in the third quarter. The number of policies sold is expected to increase in future quarters after the agency operations are expanded.

Our plan to expand the online agency operations requires that we attract and retain highly skilled sales agents and customer care personnel. We will face competition from other agencies and insurance companies for these agents. In addition, we will need additional carriers to appoint us as an agent and pay us commissions. Although the agency infrastructure is already in place, integration of additional carriers into our online agency operations may take more time and be more expensive than we project. If we are unable to implement our expansion in a timely and cost-effective manner, we may not be able to recover our costs and our business will be harmed.

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

Several insurance companies participating in our online marketplace own significant portions of our outstanding stock, are affiliated with members of our board of directors or have close business relationships with members of our board. One insurance company, Nationwide, holds approximately 9% of our outstanding common stock, and Richard D. Headley, President and Managing Director of Nationwide Global Holdings, is a member of our board. Another insurance company, CNA, holds approximately 6% of our outstanding common stock. Most of our other outside directors are affiliated with companies, such as insurance brokerage firms, that may have substantial business dealings with many of the insurance companies with which we have relationships. As a result of such affiliations or relationships, we may find it difficult to terminate or suspend the participation of one of these insurance companies based upon the quality of its service. This could, in turn, cause the quality of our services to decrease and harm our brand image with consumers.

BECAUSE A LIMITED NUMBER OF INSURANCE COMPANIES ACCOUNT FOR A MAJORITY OF OUR REVENUES, THE LOSS OF A SINGLE INSURANCE COMPANY RELATIONSHIP COULD RESULT IN A SUBSTANTIAL DROP IN OUR REVENUES

Revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues for the year ended December 31, 1999, and revenues from State Farm, AIG, and GE Financial Assurance accounted for approximately 24%, 11% and 9%, respectively, of our revenues for the six months ended June 30, 2000. Effective May 1, State Farm is no longer participating in InsWeb's marketplaces for auto, term life, homeowners, condominium and renters insurance. As a result of State Farm's withdrawal, revenues for the second quarter of 2000 from State Farm declined to approximately 13% of total revenues. Until additional agreements with new carriers can be negotiated and these carriers are integrated into InsWeb's marketplaces, we expect a decline in revenues in the near term. In addition, one participating company was removed from our marketplace in July 2000, by mutual agreement because of a serious decline in its financial rating. Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. In addition, although new carriers may be signed up to participate in our online marketplace, these new carriers may not replace revenues lost as a result of State Farm's nonrenewal. Moreover, there can be no assurance we will be able to add any new carriers.

IN MOST JURISDICTIONS, WE RELY ON THE PARTICIPATION OF A LIMITED NUMBER OF INSURANCE COMPANIES ON OUR ONLINE MARKETPLACE, AND THE LOSS OF ANY OF THESE INSURANCE COMPANIES COULD MAKE OUR ONLINE MARKETPLACE LESS ATTRACTIVE TO CONSUMERS

Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with more than 40 insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from two to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only two or three insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. As of the date this report, there were 26 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. Of those, AIG is a participant in 14 jurisdictions. Subsequent to State Farm's nonrenewal of its contract effective on May 1, 2000, there were 6 jurisdictions in which only one insurance company is offering automobile quotes on our online marketplace. If any other insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be greatly diminished.

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

Integration of an insurance company into our online marketplace requires a significant commitment of time and resources on our part and on the part of the insurance company, and is a technologically difficult process. This integration process typically takes from three to six months to complete and typically requires us to expend between 160 and 2,000 man-hours. To develop company-sponsored quotes for consumers, the integration requires either the development of a customized interface with the carriers own rating system, accessing a third party rating engine of the carriers choice, or adding the carrier's rating information into InsWeb's proprietary rating engines. Though integration into our agency operations may require fewer resources to implement than integration of an insurance company into our online marketplace, potential participating insurance companies may not be willing to invest the time and resources necessary to achieve this integration, or we may not be able to overcome the technological difficulties associated with, or devote the time and resources necessary to, successfully integrate the insurance company into our online marketplace or our agency operations.

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

As discussed above, effective May 1, 2000, State Farm Insurance, is no longer a participant on InsWeb's online insurance marketplace.

TRAFFIC ON OUR WEBSITE IS HEAVILY DEPENDENT ON OUR ONLINE RELATIONSHIPS. THESE RELATIONSHIPS MAY NOT GENERATE SUFFICIENT REVENUES TO JUSTIFY THE FEES WE PAY TO ONLINE COMPANIES. FURTHER, OUR CONSUMER TRAFFIC MAY DECLINE IN THE EVENT AN ONLINE RELATIONSHIP IS UNSUCCESSFUL

We rely on relationships with a variety of Internet portals, financial institutions, and other online companies to attract consumers to our website. As of the date this report, we have 202 online relationships, over 50 of which were added during the first six months of this year. In a typical arrangement, the online company includes a "link" on its website on which a user can click to jump to our website or to a site that we operate under the online company's name; as part of the arrangement, we typically pay the online company a portion of the resulting transaction fees and in some cases a fixed fee. These relationships may not continue to generate a substantial amount of new traffic on our website, or the revenues generated by these relationships may be insufficient to justify our payment obligations. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies' websites and services. Any decline in the market presence, business or reputation of these online companies' websites and services will reduce the value of these relationships to us and could harm our business.

We have entered into an arrangement with Yahoo! Inc. under which our site is the exclusive insurance site included in the Yahoo! Insurance Information Center. For the year ended December 31, 1999 and six months ended June 30, 2000, we received approximately 10.1% and 9.7% of our website traffic from our online relationship with Yahoo!, respectively, and approximately 33.7% and 40.0% of our traffic from all of our online relationships combined, respectively. In addition, in December 1999, we entered into a marketing agreement with Microsoft and in February 2000, we entered into a marketing agreement with certain properties owned by America Online. For the six months ended June 30, 2000, we received approximately 6.4% of our website traffic from our online relationship with Microsoft. Our ability to increase our revenues will depend, in part, on increased traffic to our website that we expect to generate through these online relationships.

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

Concern among consumers and legislators regarding the use of personal information gathered from Internet users could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. Legislation has been proposed at both the federal and state levels that would limit the uses of personally identifiable information of Internet users gathered online or require online services to establish privacy policies. In addition, the Federal Trade Commission has adopted regulations affecting the information gathering practices of online companies, and it has brought suit against several high profile companies for failing to adhere to the privacy policies posted on their websites. Many state insurance codes limit the collection and use of personal information by insurance companies, agents, or insurance service organizations. Failure to adhere to the growing body of privacy regulations could result in administrative actions or private litigation and harm our business.

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

Several of our participating insurance companies have chosen a technical solution that requires that our Web servers communicate with these insurance companies' computer systems in order to perform the filtering and risk analysis and rating functions required to generate quotes. Thus, the availability of quotes from a given insurance company may depend in large part upon the reliability of that insurance company's own computer systems, over which we have no control. A malfunction in an insurance company's computer system or in the Internet connection between our Web servers and the insurance company's system, or an excess of data traffic on that system, could result in a delay in the delivery of e-mail quotes or could cause an insurance company that provides instant quotes to go offline until the problem can be remedied. Moreover, the malfunction could cause the carrier to dispute the number of leads it received from InsWeb. Further, a computer malfunction could cause an insurance company to quote erroneous rates, in which case the insurance company would be required to take itself offline until the malfunction can be corrected. Any technological problems with or interruption of communications with an insurance company's computer systems could materially reduce the number of competing insurance companies available to provide quotes, and therefore the level of service perceived by consumers, on our online marketplace.

OUR RECENT GROWTH AND SUBSEQUENT REDUCTION IN FORCE HAS PLACED A SIGNIFICANT STRAIN ON OUR MANAGEMENT, SYSTEMS AND RESOURCES, AND WE MAY EXPERIENCE DIFFICULTIES IN MANAGING OUR OPERATIONS IN THE FUTURE

Through the quarter ended March 31, 2000, we experienced growth and expansion which placed a strain on our administrative, operational and financial resources and increased demands on our systems and controls. As a result of our restructuring plans, our workforce has declined by approximately 30%. This reduction has occurred through a combination of InsWeb initiated terminations and voluntary resignations. If our management is unable to manage our resources effectively, our business will be harmed. This prior growth and subsequent reduction in force has resulted in a continuing increase in the level of responsibility for our management personnel. We anticipate that our continued operations will require us to retain our current personnel and to recruit, hire, train and retain new managerial, technical, sales and marketing personnel based on the attrition of our current employee base. Our ability to manage our operations successfully will also require us to improve our operational, management and financial systems and controls on a timely basis.

WE RELY ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND THE INSURANCE INDUSTRY AND TECHNICAL EXPERTISE WOULD BE EXTREMELY DIFFICULT TO REPLACE

Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, our Chairman and Chief Executive Officer; James
M. Corroon, Vice Chairman of the Board; and Mark P. Guthrie, President, Chief Operating Officer and Chief Financial Officer (acting). The loss of the services of any of our executive officers or other key employees could harm our business. For example, in March 2000, Stephen Robertson, our Chief Financial Officer, resigned to pursue other professional interests. This resignation has put additional pressure on our executive management team to fulfill his functional responsibilities. As of the date of this report, we have not recruited a new Chief Financial Officer.

We have no long-term employment agreements with any of our key personnel other than Mr. Enan, whose employment agreement expires in July 2002. We maintain a $2 million life insurance policy on Mr. Enan that names us as the beneficiary, but maintain no similar insurance on any of our other key employees. Additionally, we have granted additional cash and stock option incentives in order to retain certain of our executive officers and certain other key personnel. Payment of these incentives is subject to these individuals completing service terms from six months to one year from April 2000. Mr. Enan and Mr. Corroon opted not to participate in this program. As the value of these incentives are highly dependent on an increase in the market price of our common stock, there can be no assurance we will be able to retain such key employees through or after their retention period nor retain or recruit other officers and key employees in the future.

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS

As of July 30, 2000, our international operations consist of activities with and through our joint venture partner, InsWeb Japan K.K. (of which we currently own a 25% equity interest) to develop and maintain an online insurance marketplace in Japan. Though our foreign operations are limited they are subject to other inherent risks, including:

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND HARM OUR OPERATING RESULTS

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. For example, in December 1998, we acquired Benelytics, Inc., a developer of employee health benefits selection and management software and reference data products. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management's time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. For example, in connection with the Benelytics acquisition, we recorded $7.3 million in goodwill, which will be amortized over a period of three years, and $1.4 million to software and other intangible assets, which will be amortized over two years. In the second quarter of 2000, we wrote off the remainder of the goodwill from the Benelytics acquisition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

InsWeb is exposed to financial market risks including changes in interest rates and, to a lesser degree, foreign currency exchange rates. The fair value of InsWeb's investment portfolio or related income would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short term nature of the major portion of InsWeb's investment portfolio. InsWeb's interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our funds are invested in instruments with maturities less than one year, except for certain U.S. agency securities whose maturity is two years. InsWeb's policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Funds in excess of current operating requirements are invested in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and large corporations.

The table below represents carrying amounts and related weighted-average interest rates by year of maturity of InsWeb's investment portfolio at June 30, 2000:

                                                                            2000        2001        TOTAL
                                                                            ----        ----        -----
(In thousands, except interest rates)
Cash and money market funds                                                $11,204         --      $11,204
Average interest rate                                                          6.3%        --         6.3%
Investments                                                                $46,777     $8,983      $55,760
Average interest rate                                                          6.5%       6.4%         6.5%
Total investment securities                                                $57,981     $8,983      $66,964
         Average interest rate                                                 6.5%       6.4%         6.5%

InsWeb's revenue and capital spending is transacted in U.S. dollars. As discussed in the notes to the consolidated financial statements, InsWeb investment in InsWeb Japan K.K. and the note payable to strategic partner and shareholder is denominated in Japanese Yen. InsWeb has not engaged in hedging transactions to reduce its exposure to fluctuations that may arise from changes in foreign exchange rates. Based on InsWeb's overall currency rate exposure at June 30, 2000 a near-term 10% appreciation or depreciation would have an immaterial affect on InsWeb's operating results or financial condition.

PART II: OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held on June 6, 2000, the stockholders elected the following individuals to the Board of Directors who will serve until InsWeb's Annual Meeting of Stockholders in 2003 and until their successors are elected and qualified: Bruce A. Bunner; M. Gordon Gaddy; Robert C. Nevins; Donald K. Morford and Robert A. Puccinelli. These five individuals received the highest number of votes of those eligible to vote, voting either in person or by proxy.

In addition, the following matter was voted upon by the Stockholders:

To ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending December 31, 2000.

                                                   Votes
                                 ------------------------------------------
                                 For               Against      Abstain
                                 27,346,871        18,524       5,633

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits:

           10.21 Assignment of Lease and Profit Sharing Agreement by and between Registrant and Spieker Properties L.P. dated June 28, 2000

           10.22 Retention Agreement between Registrant and Mark P. Guthrie dated June 23, 2000

           27       Financial Data Schedule

   (b)     Reports on Form 8-K.

    Current Report dated June 6, 2000 regarding the announcement of the Company's restructuring and plans to significantly expand its insurance agency operations and further reduction of operating costs

                                   Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INSWEB CORPORATION
                                   (REGISTRANT)



   Dated: August 15, 2000           /s/ Mark P. Guthrie
                                    ------------------------
                                    Mark P. Guthrie
                                    President, Chief Operating
                                    Officer and Chief Financial Officer (acting)

                                  EXHIBIT INDEX


       EXHIBIT
       -------
        10.21          Assignment of Lease and Profit Sharing Agreement by and between Registrant and Spieker Properties L.P.
                       dated June 28, 2000

        10.22          Retention Agreement between Registrant and Mark P. Guthrie dated June 23, 2000

        27             Financial Data Schedule