Form 10-Q
period 2000-09-30
INSWEB CORP
filed 2000-11-13
CIK 1077370

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ________________ TO _________________________

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


                       -----------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on October 31, 2000 was 35,270,020 shares.

================================================================================

                                    FORM 10-Q
                               INSWEB CORPORATION
                                      INDEX

                                                                                                                   PAGE
                                                                                                                  NUMBER
                                                                                                               ------------
PART I         FINANCIAL INFORMATION
ITEM 1:        Financial Statements
                 Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited)
                   and December 31, 1999                                                                             3
                 Condensed Consolidated Statements of Operations for the three and nine months ended
                   September 30, 2000 and 1999 (unaudited)                                                           4
                 Condensed Consolidated Statements of Cash Flows for the nine months ended
                   September 30, 2000 and 1999 (unaudited)                                                           5
                 Notes to Condensed Consolidated Financial Statements                                                7
ITEM 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations                11
ITEM 3:        Quantitative and Qualitative Disclosures About Market Risk                                           28

PART II        OTHER INFORMATION
ITEM 6:        Exhibits and Reports on Form 8-K                                                                     29
                 Signature                                                                                          30
                 Exhibits                                                                                           31

PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       INSWEB CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30,                DECEMBER 31,
                                                                                        2000                        1999
                                                                                 -------------------         --------------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                                              $ 15,221,119                 $ 25,688,760
Short-term investments                                                                   40,117,751                   64,063,070
                                                                                 -------------------         --------------------
Total cash, cash equivalents and short-term investments                                  55,338,870                   89,751,830
Accounts receivable, net of allowance of $167,484 and $141,780 at
     September 30, 2000 and December 31, 1999, respectively                               3,236,507                    4,267,691
Prepaid expenses and other current assets                                                 5,991,330                    2,974,024
                                                                                 -------------------         --------------------
Total current assets                                                                     64,566,707                   96,993,545
Property and equipment, net                                                               9,522,794                    7,356,863
Investment in joint venture                                                               2,059,409                    1,449,597
Intangible assets, net                                                                       39,999                    5,568,094
Long-term investments                                                                     1,996,882                    4,978,761
Deposits and other assets                                                                 1,810,335                    1,934,045
Capitalized website development costs                                                       664,289                            -
                                                                                 -------------------         --------------------
Total assets                                                                           $ 80,660,415                 $118,280,905
                                                                                 ===================         ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                       $    519,688                 $    288,974
Accrued expenses                                                                          4,258,944                    4,891,332
Deferred revenue                                                                            460,496                      182,618
Restructuring accrual                                                                     1,960,439                            -
                                                                                 -------------------         --------------------
Total current liabilities                                                                 7,199,567                    5,362,924
Note payable to strategic partner                                                         1,390,176                    1,464,558
Deferred rent                                                                               480,847                      268,601
                                                                                 -------------------         --------------------
Total liabilities                                                                         9,070,590                    7,096,083
                                                                                 -------------------         --------------------

Stockholders' equity:
Convertible preferred stock, $0.001 par value.
     Authorized: 5,000,000 shares, No shares issued or outstanding                                -                            -
Common stock, $0.001 par value. Authorized: 150,000,000
     Issued and outstanding: 35,266,628 shares at September 30, 2000
     and 34,742,760 shares at December 31, 1999                                              35,267                       34,743
Paid-in capital                                                                         189,778,518                  188,222,780
Accumulated other comprehensive income                                                       61,572                      112,843
Common stock warrants                                                                       113,071                      113,071
Deferred stock compensation                                                                (861,472)                  (2,887,995)
Accumulated deficit                                                                    (117,537,131)                 (74,410,620)
                                                                                 -------------------         --------------------
Total stockholders' equity                                                               71,589,825                  111,184,822

                                                                                 -------------------         --------------------
Total liabilities and stockholders' equity                                             $ 80,660,415                 $118,280,905
                                                                                 ===================         ====================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INSWEB CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE THREE MONTHS                      FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                                        --------------------------------         ---------------------------------
                                                            2000                 1999                 2000                 1999
                                                        -----------          -----------         ------------         ------------
                                                                  (UNAUDITED)                               (UNAUDITED)
Revenues:
   Transaction fees                                     $ 4,697,239          $ 6,261,388         $ 15,841,968         $ 13,584,779
   Development and maintenance fees                         615,231              766,521            2,872,200            1,808,515
   Other revenues                                             9,166               13,734               33,019               20,166
                                                        -----------          -----------         ------------         ------------
       Total revenues                                     5,321,636            7,041,643           18,747,187           15,413,460
                                                        -----------          -----------         ------------         ------------
Operating expenses:
   Product development                                    1,655,948            2,783,413            7,227,840            6,552,816
   Sales and marketing                                    6,995,352           10,306,281           31,013,566           22,446,632
   General and administrative                             5,421,121            3,892,603           15,771,475            9,023,421
   Amortization of intangible assets                         40,001              782,261            1,109,683            2,346,785
   Amortization of stock-based compensation                 185,696              340,039              796,468              920,543
   Impairment of goodwill and other intangibles                   -                    -            4,418,412                    -
   Restructuring charge                                     615,769                    -            5,026,111                    -
                                                        -----------          -----------         ------------         ------------
       Total operating expenses                          14,913,887           18,104,597           65,363,555           41,290,197
                                                        -----------          -----------         ------------         ------------
       Loss from operations                              (9,592,251)         (11,062,954)         (46,616,368)         (25,876,737)
Other income (expense), net                                 132,217             (238,187)              35,649             (238,187)
Interest income, net                                      1,028,297            1,109,527            3,454,208              924,840
                                                        -----------          -----------         ------------         ------------
       Net loss                                         $(8,431,737)        $(10,191,614)        $(43,126,511)        $(25,190,084)
                                                        ===========          ===========         ============         ============


Net loss per share-basic and diluted                    $     (0.24)        $     (0.36)         $      (1.23)        $      (1.25)
                                                        ===========          ===========         ============         ============
Weighted average shares used in computing net
loss per share-basic and diluted                         35,238,431           28,476,646           35,099,625           20,220,488
                                                        ===========          ===========         ============         ============
Pro forma net loss per share-basic and diluted                                   $ (0.31)                                  $ (0.85)
                                                                             ===========                              ============
Weighted average shares used in computing pro
forma net loss per share-basic and diluted                                    32,616,714                                29,761,909
                                                                             ===========                              ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INSWEB CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               FOR THE NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                2000                1999
                                                                                        -----------------------------------------
                                                                                                      (UNAUDITED)
Cash flows from operating activities:
      Net loss                                                                          $   (43,126,511)      $  (25,190,084)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                           2,588,197            1,066,636
      Amortization of stock-based compensation                                                  796,468              920,543
      Write-down of fixed assets included in restructuring charge                             1,268,891                    -
      Gain on sale of equipment                                                                  39,849                    -
      Foreign currency translation (gain) loss on note payable                                  (74,382)              95,362
      Amortization of intangible assets                                                       1,109,683            2,346,785
      Equity loss from joint venture                                                             11,487               94,872
      Impairment of goodwill                                                                  4,418,412                    -
      Changes in assets and liabilities:
           Accounts receivable                                                                1,031,184           (3,673,685)
           Prepaid expenses and other current assets                                         (3,017,306)          (2,002,295)
           Deposits and other assets                                                            123,710             (292,818)
           Accounts payable                                                                     230,714            1,755,488
           Accrued expenses                                                                    (632,388)           1,179,562
           Restructuring accrual                                                              1,960,439                    -
           Deferred revenue                                                                     277,878              (64,759)
           Deferred rent                                                                        212,246                    -
                                                                                        -----------------------------------------
               Net cash used in operating activities                                        (32,781,429)         (23,764,393)
                                                                                        -----------------------------------------
Cash flows from investing activities:
      Purchases (redemptions) of investments - net                                           26,973,329          (54,947,784)
      Purchases of property and equipment                                                    (6,074,019)          (4,075,754)
      Investment in joint venture                                                              (707,550)                   -
      Capitalized website development costs                                                    (664,289)                   -
                                                                                        -----------------------------------------
               Net cash provided by (used in) investing activities                           19,527,471          (59,023,538)
                                                                                        -----------------------------------------
Cash flows from financing activities:
      Proceeds from issuance preferred stock - net                                                    -           56,279,304
      Proceeds from issuance of common stock                                                          -           89,857,657
      Proceeds from exercise of stock options                                                 1,850,368            1,350,608
      Proceeds from stock issued from Employee Stock Purchase Plan                              935,949                    -
      Payment to Series B stockholder                                                                 -           (4,500,000)
      Payment of note payable to officer                                                              -              (25,000)
      Payments on line of credit from affiliate                                                       -          (19,290,000)
                                                                                        -----------------------------------------
          Net cash provided by financing activities                                           2,786,317          123,672,569
                                                                                        -----------------------------------------
Net (decrease) increase in cash and cash equivalents                                        (10,467,641)          40,884,638
Cash and cash equivalents, beginning of period                                               25,688,760            8,337,133
                                                                                        -----------------------------------------
Cash and cash equivalents, end of period                                                 $   15,221,119         $ 49,221,771
                                                                                        =========================================
                                                     (continued)




Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                           $       52,591         $ 1,243,425
                                                                                        =========================================

Supplemental schedule of non-cash financing activities:
      Deferred stock compensation from issuance of options                               $            -         $ 2,802,765
                                                                                        =========================================

      Proceeds from sale of a portion of InsWeb Japan K.K. used to
          reduce note payable to the strategic partner                                   $            -         $   782,630
                                                                                        =========================================

      Conversion of preferred stock to common stock                                      $            -         $       633
                                                                                        =========================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INSWEB CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. (formerly Avatar Insurance Services, Inc.) and Benelytics, Inc. (the "Company"). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Investments in 20 to 50 percent owned affiliates are accounted for on the equity method. All common share and per share amounts reflect a 10-for-1 split approved by the Board of Directors in 1997 and a 3-for-2 split authorized in June 1999.

         The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2000 and results of operations for the three and nine months ended September 30, 2000 and 1999, respectively, and cash flows for the nine months ended September 30, 2000 and 1999, respectively. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000 and other information filed with the Commission.

         SIGNIFICANT CUSTOMERS

         For the three months ended September 30, 2000, three customers accounted for 19%, 12% and 11%, respectively, of total revenues. For the nine months ended September 30, 2000, three customers accounted for 17%, 11% and 10%, respectively, of total revenues. For the three months ended September 30, 1999, three customers accounted for 31%, 12% and 12%, respectively, of total revenues. For the nine months ended September 30, 1999, three customers accounted for 31%, 12% and 11%, respectively, of total revenues.

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

2.  COMPREHENSIVE LOSS

         Total comprehensive loss for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                                       THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                          SEPTEMBER 30,                              SEPTEMBER 30,
                                                ----------------------------------------------------------------------------
                                                    2000                  1999                 2000                  1999
                                                           (UNAUDITED)                                (UNAUDITED)
Net loss                                        $(8,431,737)        $ (10,191,164)       $ (43,126,511)        $ (25,190,084)
Other comprehensive income (loss):
  Foreign currency translation adjustments          (34,341)               94,890              (86,251)               94,890
  Unrealized (loss) gain on investments              (1,772)                    -               34,980                     -
                                                ----------------------------------------------------------------------------
Total comprehensive loss                        $(8,467,850)        $ (10,096,274)       $ (43,177,782)        $ (25,095,194)
                                                ============================================================================

3.  RELATED PARTY TRANSACTIONS

         STOCKHOLDER AND CUSTOMER

         A stockholder, who is also a customer, accounted for $600,940 and $814,625 of the Company's revenues for the nine months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000 and 1999, the customer accounted for $239,385 and $383,780 of the Company's revenues, respectively. This customer accounted for $8,800 and $0 of the Company's accounts receivable at September 30, 2000 and December 31, 1999, respectively.

         AFFILIATE AND CUSTOMER

         An affiliate, who owns a majority interest in a stockholder, is also a customer and accounted for $205,065 and $248,697 of the Company's revenues for the nine months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000 and 1999, the customer accounted for $66,135 and $115,500, respectively. This customer accounted for $9,345 and $15,495 of the Company's accounts receivable at September 30, 2000 and December 31, 1999, respectively.

         MARKETING AGREEMENTS

         During the three and nine months ended September 30, 2000, the Company recognized $1,260,000 and $3,783,782, respectively, in marketing expense under a marketing agreement with an Internet company compared to $1,244,822 and $3,235,461 for the comparable periods in 1999. A beneficial owner of a significant number of shares of the outstanding stock of the Internet company is a principal stockholder of the Company.

4.  INSWEB JAPAN

         In 1998, the Company entered into a Joint Venture Agreement with a strategic partner and significant stockholder to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The joint venture is carried out exclusively through InsWeb Japan K.K., a Japanese corporation, in which the Company owns a 25% interest. In conjunction with this agreement, the Company also entered into an agreement in August 1999 to provide consulting and hosting services to assist InsWeb Japan K.K. in developing its Internet strategy. For the three and nine months ended September 30, 2000, $0 and $1,413,608 was billed to InsWeb Japan K.K., respectively, under this contract and is included in development and maintenance fees. At September 30, 2000, no accounts receivable was due from InsWeb Japan, K.K. Though this agreement has not been terminated, the Company does not expect to provide future consulting and hosting services to InsWeb Japan K.K.

         The Company's initial interest in InsWeb Japan K.K. was purchased in exchange for a promissory note due to the Company's strategic partner. Interest expense related to this note for the three and nine months ended September 30, 2000 was $17,547 and $53,087 compared to $17,666 and $62,651 for the comparable periods last year. As of September 30, 2000, $1,390,176 was outstanding under the note. In August 2000, the Company invested an additional $707,550 as part of an additional sale of capital stock by InsWeb Japan K.K. As a result of this additional investment, the Company maintained its 25% interest in InsWeb Japan K.K.


5.  RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B, "Amendment: Revenue Recognition in Financial Statements." SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. InsWeb expects to adopt SAB 101, as required, in the fourth quarter of 2000, however management has not fully determined the impact that adoption of SAB 101 will have on the Company's financial position, results of operations and cash flows.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN No. 44 is effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted FIN No. 44, which had no material impact on the Company's financial position, results of operations and cash flows as of September 30, 2000.

         In March 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs," which provides guidance on accounting for costs incurred to develop, enhance, and upgrade a website. The consensus is effective for website development costs incurred in quarters beginning after June 30, 2000. The Company implemented this guidance on July 1, 2000, and for the three and nine months ended September 30, 2000, the Company capitalized $664,289 of costs relating to the upgrade and enhancement of the Company's website. All other development costs, not qualifying for capitalization under EITF Issue No. 00-02, are expensed during the period, which is consistent with prior quarters. Amounts capitalized under this standard will be amortized over the estimated useful life of the related upgrade and enhancement, considered to be three years.

6.  RESTRUCTURING

         In May 2000, the Board of Directors approved a decision to restructure the Company's operations in order to enhance operating efficiencies and to further develop its agency operations. The restructuring plan includes the closure of the Company's facilities in Redwood City, San Carlos and Westlake Village, California and Bel Air, Maryland, the relocation of the Company's operations to the Sacramento California area, and the discontinuance of certain strategic initiatives. The restructuring plan contemplates a total of approximately 190 individuals leaving the Company across all functions. As a result of reductions in the workforce, the Company's headcount was 158 at September 30, 2000 compared to 207 at June 30, 2000 and 293 at March 31, 2000. It is expected that the restructuring plan will be completed in the first quarter of 2001.

         In the second quarter of 2000, the Company recorded a related restructuring charge of $4.4 million. The charge consisted of employee separation costs of $2.8 million, asset impairments of $1.1 million, and other exit costs of $0.5 million. In the third quarter of 2000, the Company recorded additional restructuring charges of $0.6 million. The charge consisted of additional employee separation costs of $0.1 million, asset impairments of $0.2 million, and other exit costs of $0.3 million. Other exit costs recorded in the third quarter of 2000 primarily represent future rent payments for facilities being exited, and were incurred due to revisions in our restructuring plan.

         The asset impairments of $1.1 million in the second quarter consisted solely of the write-off of tenant improvements associated with the Company's facility in San Carlos, California. As the approved restructuring plan calls for the relocation of the Company's corporate headquarters to the Sacramento California area, the Company assigned its 12-year lease to an affiliate of the landlord of the property in exchange for a portion of the future profits, if any, associated with the releasing of this property through September 2003 and the release of the Company's letter of credit and security deposit. As a result, the Company received no future benefit or reimbursement for the tenant improvements it made to this property and wrote down the value to zero. Additionally, the landlord agreed to pay to the Company a termination fee of $1.0 million, if and when, the landlord formally terminates the lease with the Company and a portion of future profits, if any, upon the landlord's releasing of the facility. In October 2000, this facility was released by the original lessor.

Details of the restructuring charge are as follows (in thousands):

                                                            Employee         Write-down of
                                                           Termination      Property, Plant
                                                            Benefits         and Equipment          Other               Total
----------------------------------------------------------------------------------------------------------------------------------
2000 restructuring charge
  Second quarter                                          $   2,808         $     1,066          $    536           $      4,410
  Third quarter change in estimate                               54                 203               359                    616
----------------------------------------------------------------------------------------------------------------------------------
     Total restructuring charge                           $   2,862         $     1,269          $    895           $      5,026
----------------------------------------------------------------------------------------------------------------------------------
Write-down of assets to net realizable value                                     (1,066)                                  (1,066)
Cash payments                                                (1,397)                  -              (603)                (2,000)
----------------------------------------------------------------------------------------------------------------------------------
     Restructuring liability as of September 30, 2000     $   1,465         $       203          $    292           $      1,960
----------------------------------------------------------------------------------------------------------------------------------


7.  IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

         In April 2000, the Company entered into a linking agreement with eHealthinsurance.com under which InsWeb customers access eHealthInsurance's individual health, small group health, and Medicare supplement insurance product offerings. As a result, the Company evaluated the cost to develop and market its health care product offerings and decided to discontinue the development of its health care initiatives, which were primarily being carried out through the business and assets acquired as a result of the Company's acquisition of Benelytics, Inc. in 1998. The Company then evaluated the recoverability of the goodwill and other intangibles recognized in connection with this acquisition, and determined that the circumstances indicated an inability to recover the carrying amount of the assets. During the second quarter of 2000, the Company recorded a one-time non-cash write down of $4,418,412 of goodwill and other intangible assets, including the assembled workforce and contractual relationships associated with the Benelytics, Inc. acquisition. At September 30, 2000, the balance of intangible assets was $39,999, which represents the covenants not to compete entered into with former Benelytics employees. This balance is being amortized on a straight-line basis over the remaining life of three months.

8.  COMMITMENTS AND CONTINGENCIES

         The Company leases its current office facilities under noncancelable operating leases which expire at various dates through January 2011. Future minimum lease payments under noncancelable operating leases for the years ending December 31, are as follows:

         2001............................................       $3,312,302
         2002............................................        3,553,417
         2003............................................        3,667,413
         2004............................................        3,638,332
         2005............................................        3,546,193
         Thereafter......................................       14,608,582
                                                         ------------------
                                                               $32,608,582
                                                         ==================

         In September 2000, InsWeb signed a 10-year lease agreement through 2010 for additional office space in the Sacramento area to house its corporate headquarters and agency operations. The Company expects to incur additional costs for leasehold improvements and furniture and equipment associated with this lease over the next 6 months. The Company plans to sublease its current operating facilities upon completion of the relocation to the Sacramento area, and expects any sublease revenue to offset its ongoing lease obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         InsWeb has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning InsWeb's business, operations and financial condition. The words or phrases "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb's control, including, but not limited to, InsWeb's limited operating history, anticipated losses, the unpredictability of its future revenues, reliance on key customers, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

OVERVIEW

         InsWeb operates an online insurance marketplace that enables consumers to shop online for a variety of insurance products, including automobile, term life, homeowners, renters and individual health insurance, and obtain insurance company-sponsored quotes for actual coverage. In order to create this marketplace, InsWeb has established business relationships with more than 40 insurance companies throughout the United States as of September 30, 2000.

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

         In October 1999, InsWeb began generating commission revenue as an insurance agent based on activities it performs related to the sale of certain automobile insurance policies in California. During the first six months of fiscal 2000, InsWeb began expansion of its agency activities to include the sale of automobile insurance policies in Washington and Arizona. However, in the third quarter, InsWeb decided to temporarily restrict its agency operations to California as a result of its relocation to the Sacramento area. InsWeb's subsidiary, InsWeb Insurance Services, Inc., has been appointed as an authorized automobile insurance agent by eight participating insurance companies in California, and by one carrier in both Arizona and Washington. InsWeb receives a commission based on a percentage of the insurance policy premium related to each insurance policy sale where InsWeb has acted as the insurance agent. InsWeb recognizes the revenue from these activities on the later of the billing date or effective date of the policy. InsWeb also recognizes revenue when an applicable policy is renewed. As part of its announced restructuring plan, InsWeb intends to expand its online insurance agency operations.

         InsWeb also generates development and maintenance fees from its participating insurance companies. InsWeb charges a fee to design and develop customized interfaces between an insurance company's information system and the InsWeb site. Historically, development fees have been recognized when the insurance company's integration with the InsWeb site became operational. Additional development fees are charged as insurance companies add new products, increase their geographic coverage and convert to instant quoting capability on InsWeb's online insurance marketplace, as well as for periodic upgrades and changes to insurance companies' information resident on the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb's facility that is dedicated to specific insurance companies. These maintenance fees are typically payable monthly and are recognized as revenue ratably over the term of the maintenance agreement. Prepaid development and maintenance fees are recorded as deferred revenue until earned. Development and maintenance fees are expected to account for a declining percentage of total revenues as transaction fees and fees related to InsWeb's activities as an agent increase. As discussed in the notes to the financial statements, management has not yet fully determined the impact of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," will have on its consolidated results of operations and financial position, although it anticipates that its implementation will not have a material effect on its consolidated results of operations or financial position.

         Product development expenses consist primarily of payroll and related expenses for development and technology personnel. As discussed in the notes to the financial statements, management implemented EITF Issue 00-02, "Accounting for Website Development Costs," during the third quarter of 2000. This resulted in the capitalization of website development costs directly related to the enhancement and upgrade of the InsWeb site. Such costs had previously been expensed as period costs. Consistent with the guidance of EITF Issue 00-02 and other applicable accounting guidance, all other software development costs have been expensed as incurred. InsWeb expects that its product development costs will continue to increase for the foreseeable future.

         Sales and marketing expenses consist primarily of payroll and related expenses for InsWeb's sales and marketing personnel as well as consumer marketing expenditures for advertising, public relations, promotions and fees paid to online companies with which InsWeb has contractual relationships. Through the first quarter of fiscal 2000, InsWeb increased its sales and marketing expenses in order to establish and maintain relationships with insurance companies, attract increased consumer traffic to the InsWeb site, and develop the InsWeb brand. In the second quarter of 2000, InsWeb began concentrating its consumer marketing program on maintaining key online relationships and on selective cost effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace. As a result, InsWeb reduced consumer marketing expenses in the second and third quarters of 2000 from amounts reported in the first quarter of 2000. Consumer marketing expenses may increase in future quarters as the Company expands its online relationships.

         General and administrative expenses consist primarily of payroll and related expenses for InsWeb's management, administrative and accounting personnel, expenses relating to site operations, occupancy expenses, professional fees and other general corporate expenses. Although general and administrative expenses have increased in support of the Company's continued business and its operations as a public company, InsWeb expects that general and administrative expenses will decrease over the next two quarters due to reduced headcount and cost containment measures being undertaken as a result of the announced restructuring plans.

REVENUES

         TRANSACTION FEES. Transaction fees accounted for $4.7 million, or 88.3%, and $15.8 million, or 84.5%, of total revenues, for the three and nine months ended September 30, 2000, respectively, compared to $6.3 million, or 88.9% and $13.6 million, or 88.1% of total revenues, for the comparable periods in 1999. The decrease for the three months ended September 30, 2000 was primarily attributable to the loss of State Farm as a participating carrier effective May 1, 2000. State Farm represented none of the Company's revenues for the three months ended September 30, 2000 versus 31% in the comparable prior year period. The increase for the nine months ended September 30, 2000 was primarily the result of the increased number of leads generated by the substantial increase in the number of completed shopping sessions, partially offset by a decline in revenue generated per shopping session and the loss of State Farm. The increase in shopping sessions resulted from increased consumer traffic due to InsWeb's consumer marketing activities, and the addition of a substantial number of online relationships.

         During the first nine months of 2000, more than 1.7 million shopping sessions were completed at InsWeb, a 21% increase over the 1.4 million shopping sessions completed in the first nine months of 1999. InsWeb recorded more than
2.9 million unique user sessions during the first nine months of 2000, an increase of 21% over the approximately 2.4 million unique user sessions recorded in the comparable period in 1999.

         DEVELOPMENT AND MAINTENANCE FEES. Development and maintenance fees accounted for $0.6 million or 11.6% and $2.9 million or 15.3% of total revenues, for the three and nine months ended September 30, 2000, respectively, compared to $0.8 million or 10.9% and $1.8 million or 11.7% of total revenues, for the comparable periods in 1999. The decrease for the three months ended September 30, 2000 was primarily attributable to a decrease in the number of new insurance companies electing to participate with InsWeb during the period. The increase for the nine months ended September 30, 2000 primarily resulted from revenue associated with a development agreement with InsWeb Japan K.K. To a lesser degree, the increase was attributable to an overall increase in the number of InsWeb's participating insurance companies.

OPERATING EXPENSES

         PRODUCT DEVELOPMENT. Product development expenses decreased to $1.7 million and increased to $7.2 million for the three and nine months ended September 30, 2000, respectively, from $2.8 million and $6.6 million for the comparable periods in 1999. The decrease for the three months ended September 30, 2000 was primarily attributable to the capitalization of website development costs as required by a recent accounting pronouncement, combined with reduced headcount in the period resulting from restructuring efforts. The increase for the nine months ended September 30, 2000 was primarily attributable to a higher average headcount needed to support the requirements of InsWeb's growing network of participating insurance companies and online relationships and to design, test and deploy InsWeb's product offerings. Ins Web expects product development expenses to decrease slightly over the next two quarters, compared to amounts recorded in the third quarter of 2000, as a result of reduced headcount.

         SALES AND MARKETING. Sales and marketing expenses decreased to $7.0 million and increased to $31.0 million for the three and nine months ended September 30, 2000, respectively, from $10.3 and $22.4 million for the comparable periods in 1999. The decrease for the three months ended September 30, 2000 was primarily attributed to significant reductions in offline advertising relationships combined with a reduction in headcount resulting from restructuring efforts. The increase for the nine months ended September 30, 2000 was due to substantial increases in consumer marketing expenses, including increased costs and fees associated with new and existing online relationships, costs incurred in the first half of the year related to national radio and television campaigns, an increase in the average number of sales and marketing personnel, and operating costs associated with InsWeb's customer care center and associated insurance agency activities. Although InsWeb reduced its sales and marketing expenses in the third quarter of 2000 below amounts reported for the three months ended June 30 and March 31, 2000, sales and marketing expenses may nevertheless increase in future periods as the Company expands online partnership programs.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $5.4 and $15.8 million for the three and nine months ended September 30, 2000, respectively, from $4.2 and $9.9 million for the comparable periods in 1999. This increase was primarily due to increased personnel and related costs, increased office and occupancy costs associated with additional leased office facilities, and increased depreciation related to capital expenditures. InsWeb expects that general and administrative expenses in all categories will decrease over the next two quarters due to reduced headcount and cost containment measures being undertaken as a result of the announced restructuring plans. Nevertheless, general and administrative expenses may increase compared to prior periods if the restructuring and other cost containment measures are not successful.

OTHER OPERATING EXPENSES

         AMORTIZATION OF STOCK-BASED COMPENSATION. Amortization of stock-based compensation for the three and nine months ended September 30, 2000 was $186,000 and $796,000, respectively, compared to $340,000 and $921,000 for the comparable periods in 1999. This decrease is attributable to the reduction in employees in conjunction with the Company's restructuring plans.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets during the three and nine months ended September 30, 2000 was $40,000 and $1.1 million, respectively, compared to amortization of $0.8 million and $2.3 million for the comparable periods in 1999. The decrease in expense is attributable to the write-down of the Benelytics, Inc. intangible asset resulting from the Company's partnership with eHealthInsurance.

         RESTRUCTURING CHARGE. In May 2000, the Board of Directors approved a decision to restructure InsWeb's operations in order to enhance operating efficiencies and to further develop its agency operations. The restructuring plan includes the closure of the Company's facilities in Redwood City, San Carlos and Westlake Village, California and Bel Air, Maryland, the relocation of the Company's entire operations to the Sacramento California area, and the discontinuance of certain strategic initiatives. The restructuring plan is targeted for completion in the first quarter of 2001. As a result of the Company's restructuring plan, in the second quarter of 2000, the Company recorded a restructuring charge of $4.4 million. The charge consisted of employee separation costs of $2.8 million, asset impairments related to its San Carlos facility of $1.1 million, and other exit costs of $0.5 million. In the third quarter of 2000, the Company recorded additional restructuring charges of $0.6 million. The charge consisted of additional employee separation costs of $0.1 million, asset impairments of $0.2 million, and other exit costs of $0.3 million. Other exit costs recorded in the third quarter of 2000, primarily represent future rent payments for closed facilities. As a result of the release of the San Carlos facility in October 2000, the Company expects to recognize a $1.0 million termination fee.

As the Company completes its restructuring plan, additional expenses may be incurred due to changes in the estimates in realizable value of assets to be disposed and other costs.

         Separately, the Company recorded charges in the third quarter of 2000 of approximately $2.6 million for retention agreements with key employees, relocation expenses, and other restructuring costs. These charges were recorded in product development, sales and marketing, and general and administrative expenses. The Company anticipates additional charges of approximately $4.0 million representing additional retention payments to key employees, individual and corporate relocation expenses, and recruiting. Retention costs will be expensed over the period that services are rendered. Other costs will be expensed as incurred through the completion of the restructuring period in the first quarter of 2001. Though InsWeb's operating expenditures are expected to decline as a result of this restructuring plan through reduced headcount, a reduction of depreciation from assets disposed of and reduced occupancy expenses, operating expenses nevertheless may increase if our planned construction of our new facility is delayed further or costs exceed the original estimates and if our restructuring plan is not ultimately successful.

         IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES. The Company evaluated the recoverability of the goodwill and other intangibles recognized in connection with its acquisition of Benelytics, Inc. and determined, as a result of its announced new partnership with eHealthInsurance, that the circumstances indicated an inability to recover the carrying amount. During the second quarter of 2000, the Company recorded a one-time non-cash write-down of $4.4 million of goodwill and other intangible assets, including the assembled workforce and contractual relationships, associated with the Benelytics, Inc. acquisition.

INTEREST INCOME, NET

         Interest income, net, includes income earned on InsWeb's invested cash and investments, and expense related to its outstanding debt obligations. Net interest income for the three and nine months ended September 30, 2000 was $1.0 and $3.5 million, respectively, compared to net interest income of $1.1 and $0.9 for the comparable periods in 1999. The increase in net interest income was primarily a result of the repayment of the line of credit in fiscal 1999 with the proceeds of the Company's initial public offering of common stock in July 1999 and increased interest income on cash and short-term investments in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, InsWeb's principal source of liquidity was $55.3 million in cash, cash equivalents and short-term investments.

         In each period, the use of cash primarily consisted of InsWeb's operating loss before non-cash items. For the nine months ended September 30, 2000, net cash used in operating activities was $32.8 million compared to $23.8 million in the comparable period in 1999. For the nine months ended September 30, 2000, non-cash items included amortization and write-off of intangibles of $5.5 million, depreciation of fixed assets of $2.6 million, write-down of fixed assets as a result of the restructuring of $1.3 million and amortization of deferred stock compensation of $0.8 million. Increases in prepaid assets associated with the prepayment of online partnership agreements, partially offset by a decrease in accounts receivable and an increase in the restructuring accrual, also contributed to the cash used in operations for the nine months ended September 30, 2000.

         For the nine months ended September 30, 2000, net cash provided by investing activities was $19.5 million, which primarily consisted of the sale of short-term investments offset by purchases of equipment and furniture, website development costs, and the investment in a joint venture. At September 30, 2000, InsWeb had no material commitments for capital expenditures, but expects such expenditures to total approximately $6.3 million in 2000, primarily consisting of equipment, software, furniture and leasehold improvements.

         In September 2000, InsWeb signed a 10-year lease agreement through 2010 for additional office space in the Sacramento area to house its corporate headquarters and agency operations. The Company expects to incur additional costs for leasehold improvements and furniture and equipment associated with this lease over the next six months. The Company plans to sublease its current operating facilities upon completion of the relocation to the Sacramento area, and expects any sublease revenue to offset its ongoing lease obligations. Future minimum lease payments under the Sacramento lease are $10.6 million for the term of the lease.

         In addition, under various marketing agreements with its online partners, InsWeb is obligated to make minimum payments totaling $16.8 million through October 2001.

         We believe that our current level of cash, cash equivalents and short-term investments will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures through 2001. Although we do not anticipate the need for additional financing, we nevertheless may need additional funds to meet all of our anticipated operating needs or to expand business internally or through acquisition. Our forecast of the period of time through which our financial resources will be adequate to support our operations, involves significant risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources, we cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to the Company and any such available financing arrangements could result in dilution to our stockholders.


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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

         Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur substantial operating losses for the foreseeable future. We incurred operating losses of $21.9 million for the year ended December 31, 1998, $38.4 million for the year ended December 31, 1999, and $43.1 million for the nine months ended September 30, 2000. As of September 30, 2000, our accumulated deficit was $117.5 million. Although we experienced significant revenue growth in earlier periods, this growth rate is not sustainable and revenues may decrease from comparable prior year periods. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

         Automobile insurance accounted for approximately 78% of our total revenues in the year ended December 31, 1999 and approximately 72% in the nine months ended September 30, 2000. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, our business is likely to be affected by any events or changes that affect the automobile insurance industry as a whole.

IF WE ARE UNABLE TO PROMOTE OUR BRAND AND EXPAND OUR BRAND RECOGNITION, OUR ABILITY TO DRAW CONSUMERS TO OUR WEBSITE WILL BE LIMITED

         A growing number of websites offer services that are similar to and competitive with the services offered on our online insurance marketplace. Therefore, establishing and maintaining our brand is critical to attracting additional consumers to our website, strengthening our relationships with participating insurance companies and attracting new insurance companies. If our brand does not achieve positive recognition in the market, our ability to draw consumers to our website will be limited. In order to attract and retain consumers and insurance companies and to promote and maintain our brand, through the first quarter of fiscal 2000, we increased our financial commitment to creating and maintaining prominent brand awareness. Beginning in the second quarter of fiscal 2000, our consumer marketing program has been reduced and currently consists of the maintenance of certain network online relationships, and other selective cost, effective marketing campaigns, designed to maintain consumer awareness of InsWeb and our online insurance marketplace. If our marketing efforts do not generate a corresponding increase in revenues or we otherwise fail to successfully promote our brand, or if these efforts require excessive expenditures, our business will be harmed. Moreover, if visitors to our website do not perceive our existing services or the products and services of our participating insurance companies to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be harmed.

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

         During the nine months ended September 30, 2000, our online agency sold 3,654 new automobile insurance policies for nine carriers in four western states. Due to the company's restructuring activities and its relocation to Sacramento, however, the number of policies sold is expected to decline in the fourth quarter. The number of policies sold is expected to increase in future quarters after the agency operations are expanded.

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

         Revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues for the year ended December 31, 1999, and revenues from State Farm, AIG, and GE Financial Assurance accounted for approximately 17%, 11% and 10%, respectively, of our revenues for the nine months ended September 30, 2000. Effective May 1, 2000, State Farm is no longer participating in InsWeb's marketplaces for auto, term life, homeowners, condominium and renters insurance. As a result of State Farm's withdrawal, revenues for the second quarter of 2000 from State Farm declined to approximately 13% of total revenues, and no revenue from State Farm was recognized for the third quarter of 2000. Until additional agreements with new carriers can be negotiated and these carriers are integrated into InsWeb's marketplaces, revenues may decline in the near term. In addition, one participating company was removed from our marketplace in July 2000, by mutual agreement because of a serious decline in its financial rating. Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. In addition, although new carriers may be signed up to participate in our online marketplace, these new carriers may not replace revenues lost as a result of State Farm's non-renewal. Moreover, there can be no assurance we will be able to add any new carriers.

IN MOST JURISDICTIONS, WE RELY ON THE PARTICIPATION OF A LIMITED NUMBER OF INSURANCE COMPANIES ON OUR ONLINE MARKETPLACE, AND THE LOSS OF ANY OF THESE INSURANCE COMPANIES COULD MAKE OUR ONLINE MARKETPLACE LESS ATTRACTIVE TO CONSUMERS

         Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with more than 40 insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from one to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only three or fewer insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. At the end of the third quarter, 2000, there were 26 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. Of those, AIG is a participant in 14 jurisdictions. No automobile insurance quotes are available in New Jersey, and as of September 30, 2000, there were eight jurisdictions in which only one insurance company is offering automobile quotes on our online marketplace. If any other insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be greatly diminished.

         In addition, we believe that there is a general trend toward consolidation in the insurance industry. For example, in the first quarter of 2000, Kemper Direct acquired the personal lines business of Reliance Direct, one of our participating insurance companies. In the jurisdictions where we currently offer comparable insurance products from three or fewer insurance companies, the loss of one or more of these companies, whether due to industry consolidation or otherwise, could materially reduce the selection of insurance companies available to consumers on our website, thereby substantially reducing the attraction of our online marketplace to consumers.

WE MAY HAVE DIFFICULTY INTEGRATING NEW INSURANCE COMPANIES INTO OUR ONLINE MARKETPLACE OR AGENCY OPERATIONS, WHICH COULD HARM OUR ABILITY TO OFFER IMPROVED COMPARISON SHOPPING OPPORTUNITIES AND THUS LIMIT THE ATTRACTIVENESS OF OUR SERVICE TO CONSUMERS

         Integration of an insurance company into our online marketplace requires a significant commitment of time and resources on our part and on the part of the insurance company, and is a technologically difficult process. This integration process typically takes from three to six months to complete and typically requires us to expend between 160 and 2,000 man-hours. To develop company-sponsored quotes for consumers, the integration requires either the development of a customized interface with the carrier's own rating system, accessing a third party rating engine of the carrier's choice, or adding the carrier's rating information into InsWeb's proprietary rating engines. Though integration into our agency operations may require fewer resources to implement than integration of an insurance company into our online marketplace, potential participating insurance companies may not be willing to invest the time and resources necessary to achieve this integration, or we may not be able to overcome the technological difficulties associated with, or devote the time and resources necessary to, successfully integrate the insurance company into our online marketplace or our agency operations.

WE DO NOT HAVE EXCLUSIVE RELATIONSHIPS OR LONG-TERM CONTRACTS WITH INSURANCE COMPANIES, WHICH MAY LIMIT OUR ABILITY TO RETAIN THESE INSURANCE COMPANIES AS PARTICIPANTS IN OUR MARKETPLACE AND MAINTAIN THE ATTRACTIVENESS OF OUR SERVICES TO CONSUMERS

         We do not have an exclusive relationship with any of the insurance companies whose insurance products are offered on our online marketplace, and thus, consumers may obtain quotes and coverage from these insurance companies without using our website. Our participating insurance companies offer their products directly to consumers through insurance agents, mass marketing campaigns or through other traditional methods of insurance distribution. These insurance companies can also offer their products and services over the Internet, either directly to consumers or through one or more of our online competitors, or both. In addition, most of our agreements with our participating insurance companies are cancelable at the option of either party upon 90 days' notice or less. As discussed above, effective May 1, 2000, State Farm Insurance is no longer a participant on InsWeb's online insurance marketplace.


TRAFFIC ON OUR WEBSITE IS HEAVILY DEPENDENT ON OUR ONLINE RELATIONSHIPS. THESE RELATIONSHIPS MAY NOT GENERATE SUFFICIENT REVENUES TO JUSTIFY THE FEES WE PAY TO ONLINE COMPANIES. FURTHER, OUR CONSUMER TRAFFIC MAY DECLINE IN THE EVENT AN ONLINE RELATIONSHIP IS UNSUCCESSFUL

         We rely on relationships with a variety of Internet portals, financial institutions, and other online companies to attract consumers to our website. As of September 30, 2000, we have 214 online relationships, over 70 of which were added during the first nine months of this year. In a typical arrangement, the online company includes a "link" on its website on which a user can click to jump to our website or to a site that we operate under the online company's name; as part of the arrangement, we typically pay the online company a portion of the resulting transaction fees and in some cases a fixed fee. These relationships may not continue to generate a substantial amount of new traffic on our website, or the revenues generated by these relationships may be insufficient to justify our payment obligations. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies' websites and services. Any decline in the market presence, business or reputation of these online companies' websites and services will reduce the value of these relationships to us and could harm our business.

         We have entered into exclusive arrangements with Yahoo! Inc. and MSN under which our website is the exclusive insurance site included in their website, and a significant marketing agreement with AOL. For the year ended December 31, 1999 and nine months ended September 30, 2000, we received approximately 10.1% and 27.7 % of our website traffic from these online relationships, respectively, and approximately 33.7% and 67.7% of our traffic from all of our online relationships combined, respectively. Our ability to increase our revenues will depend, in part, on increased traffic to our website that we expect to generate through these very significant online relationships.

         Our relationships with online companies typically have a 12-month term and do not provide us with automatic renewal rights upon termination. In addition, these agreements are typically terminable by either party on 30 to 90 days' notice. There can be no assurance we will be able to negotiate or renew marketing agreements with online companies on terms that are acceptable to us. The termination, non-renewal or renewal on unfavorable terms of a relationship from which we generate significant traffic to our website would harm our business. Additionally, an online company's failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we receive at our site, harming our business.

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

         Through the quarter ended March 31, 2000, we experienced growth and expansion which placed a strain on our administrative, operational and financial resources and increased demands on our systems and controls. As a result of our restructuring plans, our workforce has declined by approximately 45%. This reduction has occurred through a combination of InsWeb initiated terminations and voluntary resignations. If our management is unable to manage our resources effectively, our business will be harmed. This prior growth and subsequent reduction in force has resulted in a continuing increase in the level of responsibility for our management personnel. We anticipate that our continued operations will require us to retain our current personnel and to recruit, hire, train and retain new managerial, technical, sales and marketing personnel based on the attrition of our current employee base. Our ability to manage our operations successfully will also require us to improve our operational, management and financial systems and controls on a timely basis.

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

         We have no long-term employment agreements with any of our key personnel other than Mr. Enan, whose employment agreement expires in July 2002. We maintain a $2 million life insurance policy on Mr. Enan that names us as the beneficiary, but maintain no similar insurance on any of our other key employees. Additionally, we have granted additional cash and stock option incentives in order to retain certain of our executive officers, including Mr. Guthrie, and certain other key personnel. Payment of these incentives is subject to these individuals completing service terms from six months to one year from April 2000. As the value of these incentives are highly dependent on an increase in the market price of our common stock, there can be no assurance we will be able to retain such key employees through or after their retention period nor retain or recruit other officers and key employees in the future.

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS

         As of September 30, 2000, our international operations consist of activities with and through our joint venture partner, InsWeb Japan K.K. (of which we currently own a 25% equity interest) to develop and maintain an online insurance marketplace in Japan. Though our foreign operations are limited they are subject to other inherent risks, including:

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND HARM OUR OPERATING RESULTS

         We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. For example, in December 1998, we acquired Benelytics, Inc., a developer of employee health benefits selection and management software and reference data products. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management's time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. For example, in connection with the Benelytics acquisition, we recorded $7.3 million in goodwill, and $1.4 million to software and other intangible assets. In the second quarter of 2000, we wrote off the remainder of the goodwill from the Benelytics acquisition.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

         We regard our intellectual property as critical to our success. We rely on trademark, copyright and trade secret laws to protect our proprietary rights. We have registered the INSWEB mark in the United States, Japan, France, Germany, South Korea and the United Kingdom and applications are pending in several other countries. Other United States and worldwide trademark applications include, but are not limited to, eAgent, InsWeb.com, Powered by InsWeb, and Where You and Your Insurance Really Click. We have patent applications on file in the United States. Our trademark registration and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         InsWeb is exposed to financial market risks including changes in interest rates and, to a lesser degree, foreign currency exchange rates. The fair value of InsWeb's investment portfolio or related income would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short term nature of the major portion of InsWeb's investment portfolio. InsWeb's interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our funds are invested in instruments with maturities less than one year, except for one U.S. agency security whose maturity is greater than one year. InsWeb's policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Funds in excess of current operating requirements are invested in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and large corporations.

         The table below represents carrying amounts and related weighted-average interest rates by year of maturity of InsWeb's investment portfolio at September 30, 2000:

                                                                   2000           2001           TOTAL
                                                              ------------------------------------------
               (In thousands, except interest rates)
               Cash and money market funds                      $  5,181       $     -        $  5,181
               Average interest rate                                 6.1%          0.0%            6.1%
               Investments                                      $ 43,167       $ 8,988        $ 52,155
               Average interest rate                                 6.6%          6.4%            6.5%
               Total                                            $ 48,348       $ 8,988        $ 57,336
                    Average interest rate                            6.5%          6.4%            6.5%

         InsWeb's revenue and capital spending is transacted in U.S. dollars. As discussed in the notes to the condensed consolidated financial statements, InsWeb investment in InsWeb Japan K.K. and the note payable to strategic partner and shareholder is denominated in Japanese Yen. InsWeb has not engaged in hedging transactions to reduce its exposure to fluctuations that may arise from changes in foreign exchange rates. Based on InsWeb's overall currency rate exposure at September 30, 2000 a near-term 10% appreciation or depreciation would have an immaterial affect on InsWeb's operating results or financial condition.

PART II: OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits:

              10.23 Lease Between Registrant and Oates/Allegheny Venture I, LLC Dated September 29, 2000

              27           Financial Data Schedule

     (b)      Reports on Form 8-K:

              InsWeb did not file any reports on Form 8-K during the quarter ended September 30, 2000

                                    SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Dated: November 13, 2000        INSWEB CORPORATION
                                    (REGISTRANT)


                                    /s/ Mark P. Guthrie
                                    ------------------------
                                    Mark P. Guthrie
                                    President, Chief Operating
                                    Officer and Chief Financial Officer (acting)

                                  EXHIBIT INDEX



       EXHIBIT
       -------
        10.23 Lease Between Registrant and Oates/Allegheny Venture I, LLC Dated September 29, 2000

        27             Financial Data Schedule