Form 10-Q/A
period 2000-03-31
INSWEB CORP
filed 2001-03-30
CIK 1077370

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A-2

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-26083

INSWEB CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3220749 (IRS Employer Identification Number)

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

Explanatory Note

    Effective January 1, 2000, InsWeb has adopted guidance set forth in SEC Staff Accounting Bulletin No. 101: Revenue Recognition (SAB 101). As a result of this change in accounting principle, InsWeb has restated its unaudited Condensed Consolidated Financial Statements for the quarter ended March 31, 2000. A description of the adjustments which comprise this change in accounting principle is disclosed in Note 2 of the Condensed Consolidated Financial Statements filed with this Form 10-Q/A-2.

FORM 10-Q
INSWEB CORPORATION
INDEX

		Page Number
PART I	FINANCIAL INFORMATION
ITEM 1:	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited and restated) and December 31, 1999	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 (unaudited and restated)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited and restated)	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	30
PART II	OTHER INFORMATION
ITEM 6:	Exhibits and Reports on Form 8-K	31
	Signature	32
	Exhibits	33

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSWEB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2000	December 31, 1999
	(unaudited and restated) (See Note 2)
Assets
Current assets:
Cash and cash equivalents	$45,569,153	$25,688,760
Short-term investments	30,687,659	64,063,070

Total cash, cash equivalents and short-term investments	76,256,812	89,751,830
Accounts receivable, net of allowance of $117,776 and $141,780 at March 31, 2000 and December 31, 1999, respectively	4,696,877	4,267,691
Prepaid expenses and other current assets	6,708,975	2,974,024

Total current assets	87,662,664	96,993,545
Property and equipment, net	8,980,621	7,356,863
Investment in joint venture	1,481,823	1,449,597
Intangible assets, net	4,785,832	5,568,094
Long Term Investments	4,981,799	4,978,761
Deposits and other assets	1,959,180	1,934,045

Total assets	$109,851,919	$118,280,905

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,544,955	$288,974
Accrued expenses	5,517,763	4,891,332
Deferred revenue	1,841,145	182,618

Total current liabilities	8,903,863	5,362,924
Note payable to strategic partner	1,460,138	1,464,558
Deferred rent	352,785	268,601

Total liabilities	10,716,786	7,096,083

Stockholders' equity:
Convertible preferred stock, $0.001 par value.
Authorized: 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized: 150,000,000
Issued and outstanding: 35,121,298 shares in 2000, and 34,742,760 shares in 1999	35,121	34,743
Paid-in capital	189,977,584	188,222,780
Accumulated other comprehensive income	143,271	112,843
Common stock warrants	113,071	113,071
Deferred stock compensation	(2,113,696)	(2,887,995)
Accumulated deficit	(89,020,218)	(74,410,620)

Total stockholders' equity	99,135,133	111,184,822

Total liabilities and stockholders' equity	$109,851,919	$118,280,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, (unaudited)
	2000	1999
	(Restated) (See Note 2)
Revenues:
Transaction fees	$7,089,509	$2,868,098
Development and maintenance fees	1,620,846	443,373
Other revenues	9,329	—

Total revenues	8,719,684	3,311,471
Operating expenses:
Product development	2,780,050	1,551,115
Sales and marketing	14,303,315	3,849,213
General and administrative	4,809,099	2,391,979
Amortization of intangible assets	782,262	782,262
Amortization of stock-based compensation	347,163	290,000

Total operating expenses	23,021,889	8,864,569

Loss from operations	(14,302,205)	(5,553,098)
Other income	50,510	—
Interest income (expense), net	1,277,416	(468,151)

Loss before cumulative effect of a change in accounting principle	(12,974,279)	(6,021,249)
Cumulative effect of a change in accounting principle	(1,635,319)	—

Net loss	$(14,609,598)	$(6,021,249)

Net loss per share—basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(0.37)	$(0.38)
Cumulative effect of a change in accounting principle	(0.05)	(0.00)

Net loss	$(0.42)	$(0.38)

Weighted average shares used in computing net loss per share—basic and diluted	34,912,129	15,976,336

Pro forma net loss per share—basic and diluted		$(0.24)

Weighted average shares used in computing pro forma net loss per share—basic and diluted		25,456,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, (unaudited)
	2000	1999
	(restated) (See Note 2)
Cash flows from operating activities:
Net loss	$(14,609,598)	$(6,021,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	691,031	323,455
Amortization of stock-based compensation	347,163	290,000
Gain on sale of equipment	(10,151)	—
Foreign currency translation gain on note payable	(4,420)	—
Amortization of intangible assets	782,262	782,262
Equity loss (gain) from joint venture	(35,997)	4,280
Cumulative effect of a change in accounting principle	1,635,319	—
Changes in assets and liabilities:
Accounts receivable	(429,186)	(1,375,529)
Prepaid expenses and other current assets	(3,734,951)	261,790
Deposits and other assets	(25,135)	2,875
Accounts payable	1,255,981	(347,443)
Accrued expenses	626,431	(34,747)
Deferred rent	84,184	—
Deferred revenue	23,208	68,767

Net cash used in operating activities	(13,403,859)	(6,045,539)

Cash flows from investing activities:
Sales of short term investments—net	33,409,611	—
Purchases of property and equipment	(2,315,789)	(756,764)
Other, net	8,112	—

Net cash provided by (used in) investing activities	31,101,934	(756,764)

Cash flows from financing activities:
Proceeds from issuance preferred stock—net	—	28,195,089
Proceeds from issuance of common stock	—	296,930
Proceeds from exercise of stock options	1,280,771	70,572
Proceeds from stock issued from Employee Stock Purchase Plan	901,547	—
Payment to Series B stockholder	—	(1,125,000)
Payment of note payable to officer	—	(25,000)
Payments on line of credit from affiliate	—	(19,290,000)

Net cash provided by financing activities	2,182,318	8,122,591

Net increase in cash and cash equivalents	19,880,393	1,320,288
Cash and cash equivalents, beginning of period	25,688,760	8,337,133

Cash and cash equivalents, end of period	$45,569,153	$9,657,421

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,738	$563,920

Supplemental schedule of noncash financing activities:
Receivable for sale of Series E preferred stock	$—	$28,097,222

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

  Net loss per share—basic and diluted

    Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share reflects the potential dilution that would occur if preferred stock had been converted and stock options and warrants had been exercised. Common equivalent shares from preferred stock, stock options and warrants have been excluded from the computation of net loss per share—diluted as their effect is antidilutive.

    Pro forma net loss per share—basic and diluted, as presented on the face of the condensed consolidated financial statements, represents what the net loss per share—basic and diluted would have been assuming the conversion of the outstanding preferred stock as of the beginning of such periods.

  Reclassifications

    Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 classifications.

2. Change in accounting principle

    Effective January 1, 2000, InsWeb changed its revenue recognition policy for set-up fees, which are included in development and maintenance fees, and for transaction fee revenues derived from certain online linking agreements to comply with SEC Staff Accounting Bulletin No. 101: Revenue Recognition. Prior to this accounting change, InsWeb recognized revenue from set-up fees received from a participating insurance carrier when the development work was completed and the insurance company's integration with the Company's site became operational ("Live Date"). As a result of SAB 101, InsWeb continues to defer set-up revenue until the Live Date, but has changed its revenue recognition policy from full recognition at the Live Date to recognizing the revenue ratably over the estimated life of the carrier relationship. Additionally, InsWeb has changed its revenue recognition policy for transaction fees from linking agreements that are contingent on the delivery of certain minimum click-throughs. Prior to this change, InsWeb recognized revenue based on the number of click-throughs delivered. As a result of the adoption of SAB 101, InsWeb will defer revenue on contracts with certain minimum click-through requirements until all contingencies have been met. This accounting change results in a cumulative effect of a change in accounting principle, for years prior to 2000, of $1,635,000 (or $0.05 per share), and an increase in revenues of $102,000 (or $0.00 per share), both reflected in the three months ended March 31, 2000.

    A summary of the effect of this change in accounting principle is as follows:

	Three months ended March 31, 2000
	As Originally Reported	As Restated
	(in thousands except for per share amounts)
Total revenues	$8,617	$8,719
Total operating expenses	$(23,022)	$(23,022)
Other income	$1,328	$1,328
Loss before cumulative effect of a change in accounting principle	$(13,077)	$(12,975)
Cumulative effect of a change in accounting principle	—	$(1,635)
Net loss	$(13,077)	$(14,610)
Net loss per share—basic and diluted	$(0.37)	$(0.42)
	March 31, 2000
	As Originally Reported	As Restated
Balance Sheet Data:
Deferred revenue	$308	$1,841
Stockholders' equity	$100,668	$99,135

    The pro forma 1999 amounts below are provided to show what InsWeb would have reported if the new accounting policy had been in effect in the fiscal 1999 period presented below.

	For the Three Months Ended March 31,
	As Restated 2000	Pro forma 1999
	(in thousands except for per share amounts)
Total revenues	$8,719	$3,061
Loss before cumulative effect of a change in accounting principle	$(12,975)	$(6,271)
Cumulative effect of a change in accounting principle	$(1,635)	—
Net loss	$(14,610)	$(6,271)
Net loss per share—basic and diluted	$(0.42)	$(0.39)
Shares	34,912	15,976

3. Comprehensive loss

    Total comprehensive loss for the three months ended March 31, 2000 and 1999 was as follows:

	Three Months Ended March 31,
	As Restated 2000	1999
	(unaudited)
Net loss	$(14,609,598)	$(6,021,249)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,772)	—
Unrealized gain on investments	34,200	—

Total comprehensive loss	$(14,579,170)	$(6,021,249)

4. Cash and Investments

    Cash and investments consist of the following:

	March 31, 2000	December 31, 1999
	(unaudited)
Cash and cash equivalents:
Cash	$2,205,582	$1,131,558
Money market funds	12,217,634	13,655,335
Taxable municipal securities	7,000,000	5,000,000
Commercial paper	24,145,937	5,901,867

	45,569,153	25,688,760
Short-term investments:
Certificates of deposit	5,498,285	1,500,000
Taxable municipal securities	9,400,000	—
Commercial paper	15,789,374	62,563,070

	30,687,659	64,063,070

Cash, cash equivalents and short-term investments	$76,256,812	$89,751,830

Long-term investments—U.S. agency securities	$4,981,799	$4,978,761

5. Related Party Transactions

  Stockholder and customer

    A stockholder, who is also a customer, accounted for $204,475 and $176,175 of the Company's revenue for the three months ended March 31, 2000 and 1999, respectively. This customer accounted for $202,150 and $0 of accounts receivable at March 31, 2000 and December 31, 1999, respectively.

  Affiliate and Customer

    An affiliate, who owns a majority interest in a stockholder, is also a customer and accounted for $76,340 and $50,002 of the company's revenue for the three months ended March 31, 2000 and 1999, respectively. This customer accounted for $2,085 and $15,495 of accounts receivable at March 31, 2000 and December 31, 1999, respectively.

  Marketing Agreements

    During the three months ended March 31, 2000 and 1999, the Company recognized $1,245,000 and $447,500, respectively, in marketing expense under a marketing agreement with an Internet company. A beneficial owner of a significant number of shares of the outstanding stock of the Internet company is a principal stockholder of the Company.

6. InsWeb Japan

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

    The Company's interest in InsWeb Japan K.K. was purchased in exchange for a promissory note due to the Company's strategic partner. The promissory note is payable in Yen and accrues interest at 5% per annum, which is payable quarterly on the last day of each calendar quarter. The promissory note, together with all accrued and unpaid interest, is due and payable on the earlier of the closing date of an initial public offering of the securities of InsWeb Japan K.K. or December 15, 2002. Interest expense related to this note for the three months ended March 31, 2000 was $17,464. As of March 31, 2000 and December 31, 1999, $1,460,138 and $1,464,558 was outstanding under the note, respectively.

7. Recent Accounting Pronouncements

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

8. Subsequent Events

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

    InsWeb's principal source of revenues is transaction fees. While quotes obtained through InsWeb's online insurance marketplace are provided to consumers free of charge, InsWeb's participating insurance companies pay transaction fees to InsWeb generally based on qualified leads delivered to them electronically. Qualified leads are produced in two ways: for insurance companies offering consumers instant online quotes, a qualified lead is produced when a consumer requests insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when the consumer clicks to request the quote itself. In either case, transaction fees are payable whether or not the consumer actually purchases an insurance policy from the insurance company, and revenue from transaction fees is recognized at the time the qualified lead is delivered to the insurance company. Effective January 1, 2000, InsWeb changed its revenue recognition policy for transaction fees from linking agreements that are contingent on the delivery of certain minimum click-throughs. No linking agreements with such a contingency clause were entered into prior to fiscal 2000. Prior to this change, InsWeb recognized revenue based on the number of click-throughs delivered. As a result of the adoption of SAB 101, InsWeb will defer revenue on contracts with certain minimum click-through requirements until all contingencies have been met.

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

    InsWeb also generates development and maintenance fees from its participating insurance companies. InsWeb charges a fee to design and develop customized interfaces between an insurance company's information system and the InsWeb site. Effective January 1, 2000, InsWeb changed its revenue recognition policy for set-up fees, which are included in development and maintenance fees, to comply with SEC Staff Accounting Bulletin No. 101: Revenue Recognition. Prior to this accounting change, InsWeb recognized revenue from set-up fees received from a participating insurance carrier when the development work was completed and the insurance company's integration with the InsWeb site became operational ("Live Date"). As a result of SAB 101, InsWeb continues to defer set-up revenue until the Live Date, but has changed its revenue recognition policy from full recognition at the Live Date to recognizing the revenue ratably over the estimated life of the carrier relationship. Additional development fees are charged as insurance companies add new products, increase their geographic coverage and convert to instant quoting capability on InsWeb's online insurance marketplace, as well as for periodic upgrades and changes to insurance companies' information resident on the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb's facility that is dedicated to specific insurance companies. These maintenance fees are typically payable monthly and are recognized as revenue ratably over the term of the maintenance agreement. Prepaid development and maintenance fees are recorded as deferred revenue until earned. Development and maintenance fees are expected to account for a declining percentage of total revenues as transaction fees and fees related to InsWeb's activities as an agent increase.

    Product development expenses consist primarily of payroll and related expenses for development and technology personnel. To date, InsWeb has not capitalized any of its software development costs. Because the timing of the commercial release of its products has substantially coincided with their technological feasibility, all software development costs have been expensed as incurred. InsWeb expects that its product development expenses will continue to increase for the foreseeable future. As discussed in the notes to the financial statements, management has not yet determined the impact, if any, EITF Issue 00-2, "Accounting for Website Development Costs" will have on the financial statements.

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

Revenues

    Transaction Fees.  Transaction fees accounted for $7.1 million, or 81.3% of total revenues, for the three months ended March 31, 2000 compared to $2.9 million, or 86.6% of total revenues, for the comparable period in 1999. This increase was primarily the result of the number of leads generated by the substantial increase in the number of completed shopping sessions, partially offset by a decline in revenue generated per shopping session. The increase in shopping sessions resulted from increased consumer traffic due to InsWeb's consumer marketing activities and the addition of a substantial number of online relationships.

    During the first quarter of 2000, more than 772,000 shopping sessions were completed at InsWeb, a 170% increase over the 286,000 shopping sessions completed in the first quarter of 1999, and a sequential increase of 27% over the more than 610,000 shopping sessions completed in the fourth quarter of 1999. InsWeb recorded more than 3.9 million unique user sessions during the first quarter of 2000, an increase of 225% over the approximately 1.2 million unique user sessions recorded in the prior year quarter, and a sequential increase of 44% over the 2.7 million unique user sessions in the fourth quarter of 1999.

    Development and Maintenance Fees.  Development and maintenance fees accounted for $1.6 million, or 18.6% of total revenues, for the three months ended March 31, 2000, compared to $443,000, or 13.4% of total revenues, for the comparable period in 1999. The increase in development and maintenance fees primarily resulted from revenue associated with a development agreement with InsWeb Japan K.K. To a lesser degree, the increase was attributable to an overall increase in the number of InsWeb's participating insurance companies.

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

Interest Income (Expense), Net

    Interest income (expense), net includes income earned on InsWeb's invested cash and expense related to its outstanding debt obligations. Net interest income for the three months ended March 31, 2000 was $1.3 million compared to net interest expense of $468,000 for the comparable period in 1999. The increase in net interest income was primarily a result of the repayment of the line of credit in fiscal 1999 with the proceeds of its initial public offering of common stock in July 1999 and increased interest income on cash and short-term investments in fiscal 2000.

Liquidity And Capital Resources

    InsWeb has financed its operations primarily through private placements of equity securities, borrowings from an affiliate of one of its investors and its initial public offering of its common stock. At March 31, 2000, InsWeb's principal source of liquidity was $76.3 million in cash, cash equivalents and short-term investments.

    In each period, the use of cash primarily consisted of InsWeb's operating loss before noncash items. For the three months ended March 31, 2000, net cash used in operating activities was $13.4 million compared to $6.0 million in the comparable period in 1999. For the three months ended March 31, 2000, noncash items included amortization of intangibles of $0.8 million, depreciation of fixed assets of $0.7 million and amortization of deferred stock compensation of $0.3 million. Increases in prepaid assets associated with the prepayment of online partnership agreements, partially offset by increases in accounts payable and accrued expenses, also contributed to the cash used in operations for the three months ended March 31, 2000.

    For the three months ended March 31, 2000, net cash provided from investing activities was $31.1 million, which primarily consisted of the purchase of short-term investments offset by purchases of equipment and furniture. At March 31, 2000, InsWeb had no material commitments for capital expenditures but expects such expenditures to total approximately $6.3 million in 2000, primarily consisting of equipment, software, furniture and leasehold improvements.

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

  •
  an evolving and unpredictable business model, which makes prediction of future results uncertain and an investment in our common stock highly speculative;

  •
  the lack of a well-developed brand identity, which may limit our ability to draw consumers to our website;

  •
  the potential development of comparable services by competitors, which may reduce our market share;

  •
  the uncertainty of the extent to which the consumer market will adopt the Internet as a medium for comparison shopping for and purchase of insurance products, which may limit our ability to generate revenue from consumers that visit our online marketplace;

  •
  our potential inability to successfully manage our anticipated growth, which could lead to management distractions and increased operating expenses;

  •
  our ability to retain key employees; and

  •
  our reliance on key customers and ability to retain customers.

    To address these uncertainties, we must, among other things:

  •
  refine our business model;

  •
  work to expand the efficiencies and geographic coverage of our agency activities;

  •
  enhance the brand identity of our online insurance marketplace;

  •
  maintain and increase our strategic alliances with other online businesses to increase traffic to our website;

  •
  maintain, increase and geographically diversify our base of participating insurance companies;

  •
  continue to ensure that our participating insurance companies offer competitive insurance products;

  •
  satisfy legal and regulatory requirements applicable to the insurance industry; and

  •
  continue to address consumer privacy concerns.

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

    Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur substantial operating losses for the foreseeable future. We incurred operating losses of $21.9 million for the year ended December 31, 1998, $38.4 million for the year ended December 31, 1999, and $14.3 million for the three months ended March 31, 2000. Additionally, as of March 31, 2000, our accumulated deficit was $89.0 million. Although we have experienced significant revenue growth in recent periods, this growth rate is not sustainable and will decrease in the future. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, we will need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

  •
  We may experience consumer dissatisfaction with our online marketplace as we add or change features, or as the insurance coverage offered by participating insurance companies varies;

  •
  Consumer traffic on our online marketplace may decline as a result of the announcement or introduction of a competing online insurance marketplace or other new websites, products or services offered by our competitors;

  •
  Such consumer traffic may also fluctuate as a result of changes in consumer acceptance of Internet commerce, particularly in connection with shopping for insurance;

  •
  Our revenues may be harmed if we lose one or more significant insurance company relationships or if any of our participating insurance companies merge with one another;

  •
  Use of the Internet by consumers may fluctuate due to seasonal factors or other uncontrollable factors affecting consumer behavior and may be affected by slow Internet performance due to technical problems or traffic bottlenecks on the network;

  •
  Our ability to convert site visits into transaction fees and/or revenue from insurance agency activities may fluctuate due to changes in our user interface or other features on our site or changes in the filtering criteria used by our participating insurance companies to determine which consumers will be offered quotes; and

  •
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

  •
  performing selected activities on behalf of insurance companies as an authorized agent;

  •
  adding new insurance companies and helping our existing insurance companies to expand the number of states in which they are offering coverage in our online marketplace;

  •
  increasing the level of technology integration between our platform and the systems of our participating insurance companies;

  •
  attempting to leverage our technology; and

  •
  continuing our market presence through relationships with Internet portals, financial institutions, websites oriented to activities that involve the purchase of insurance, such as automobile shopping sites, and other online companies.

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

    Some of our current competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, we believe we will face increasing competition as the online financial services industry develops and evolves. Our current and future competitors may be able to:

  •
  undertake more extensive marketing campaigns for their brands and services;

  •
  devote more resources to website and systems development;

  •
  adopt more aggressive pricing policies; and

  •
  make more attractive offers to potential employees, online companies and third-party service providers.

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

Because a limited number of insurance companies account for a majority of our revenues, the loss of a single insurance company relationship could result in a substantial drop in our revenues

    Revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues for the year ended December 31, 1999, and revenues from State Farm, GE Financial Assurance and AIG accounted for approximately 29%, 11% and 10%, respectively, of our revenues for the three months ended March 31, 2000. In April 2000, State Farm Insurance, which accounted for approximately 29% of all InsWeb revenues for the three months ended March 31, 2000, informed InsWeb that it would not renew its participation agreement with InsWeb. Effective May 1, State Farm is no longer participating in InsWeb's marketplaces for auto, term life, homeowners, condominium and renters insurance. With State Farm's nonrenewal, auto insurance coverage is no longer available to consumers in Vermont and three provinces in Canada, and homeowners and renters insurance is available in significantly fewer states. Term life offerings were not significantly affected in any state. As a result of State Farm's withdrawal, we expect a material decline in revenues in the near term until additional agreements with new carriers can be negotiated and these carriers are integrated into InsWeb's marketplaces. Should one or more of our key insurance company partners cease to participate in our online marketplace, or should it change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. In addition, although new carriers may be signed up to participate in our online marketplace, these new carriers may not replace revenues lost as a result of State Farm's nonrenewal. Moreover, there can be no assurance we will be able to add any new carriers.

In most jurisdictions, we rely on the participation of a limited number of insurance companies on our online marketplace, and the loss of any of these insurance companies could make our online marketplace less attractive to consumers

    Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with more than 40 insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from two to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only two or three insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. As of March 31, 2000, there were 26 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. Of those, State Farm was a participant in 25 jurisdictions and AIG is a participant in 15 jurisdictions. As a result of State Farm's nonrenewal of their contract effective on May 1, 2000, there were 10 jurisdictions in which we have only one insurance company offering automobile quotes on our online marketplace and two states in which there is no participating carrier. If any other insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be greatly diminished.

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

  •
  the impact of recessions in foreign economies on the level of consumers' insurance shopping and purchasing behavior;

  •
  greater difficulty in accounts receivable collection and longer collection periods;

  •
  unexpected changes in regulatory requirements, particularly with respect to the insurance industry;

  •
  difficulties and costs of staffing and managing foreign operations;

  •
  reduced protection for intellectual property rights in some countries;

  •
  potentially adverse tax consequences; and

  •
  political and economic instability.

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

    The table below represents carrying amounts and related weighted-average interest rates by year of maturity of InsWeb's investment portfolio at March 31, 2000:

	2000	2001	Total
	(in thousands, except interest rates)
Cash and money market funds	$14,423	—	$14,423
Average interest rate	4.7%	—	4.7%
Investments	$57,836	$8,980	$66,816
Average interest rate	6.0%	7.0%	6.1%
Total investment securities	$72,259	$8,980	$81,239
Average interest rate	5.0%	7.0%	5.9%

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

  Current Report dated March 1, 2000 regarding the resignation of Stephen Robertson, Chief Financial Officer.

INSWEB CORPORATION
(Registrant)

Dated: March 29, 2001	By:	/s/ MARK P. GUTHRIE Mark P. Guthrie Executive Vice President, Chief Operating Officer and Chief Financial Officer (acting)

EXHIBIT INDEX

Exhibit

QuickLinks

PART I: FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II: OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.