Form 10-Q/A
period 2000-06-30
INSWEB CORP
filed 2001-03-30
CIK 1077370

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

Explanatory Note

    The Company has restated its unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2000 to adjust certain employee separation costs and asset impairments originally expensed as part of its restructuring charge in the quarter ended June 30, 2000. Unrelated to this restatement, effective January 1, 2000, InsWeb has adopted guidance set forth in SEC Staff Accounting Bulletin No. 101: Revenue Recognition (SAB 101). InsWeb has restated its unaudited Condensed Consolidated Financial Statements for the quarters ended March 31, 2000, and June 30, 2000, as a result of this change in accounting principle. A description of the adjustments that comprise the restatement of the restructuring charge and the impact of the change in accounting principle are disclosed in Note 2 of the unaudited Condensed Consolidated Financial Statements filed with this Form 10-Q/A.

FORM 10-Q
INSWEB CORPORATION
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSWEB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2000	December 31, 1999
	(unaudited and restated) (See Note 2)
Assets
Current assets:
Cash and cash equivalents	$30,682,031	$25,688,760
Short-term investments	31,296,861	64,063,070

Total cash, cash equivalents and short-term investments	61,978,892	89,751,830
Accounts receivable, net of allowance of $383,117 and $141,780 at June 30, 2000 and December 31, 1999, respectively	3,877,530	4,267,691
Prepaid expenses and other current assets	6,011,954	2,974,024

Total current assets	71,868,376	96,993,545
Property and equipment, net	10,002,700	7,356,863
Investment in joint venture	1,336,592	1,449,597
Intangible assets, net	80,000	5,568,094
Long-term investments	4,984,803	4,978,761
Deposits and other assets	2,734,180	1,934,045

Total assets	$91,006,651	$118,280,905

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$610,598	$288,974
Accrued expenses	5,107,034	4,891,332
Deferred revenue	2,267,598	182,618
Restructuring accrual	128,824	—

Total current liabilities	8,114,054	5,362,924
Note payable to strategic partner	1,413,228	1,464,558
Deferred rent	411,241	268,601

Total liabilities	9,938,523	7,096,083

Stockholders' equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000,000 shares, No shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized: 150,000,000 Issued and outstanding: 35,154,375 shares at June 30, 2000 and 34,742,760 shares at December 31, 1999	35,167	34,743
Paid-in capital	190,101,297	188,222,780
Accumulated other comprehensive income	97,685	112,843
Common stock warrants	113,071	113,071
Deferred stock compensation	(1,512,011)	(2,887,995)
Accumulated deficit	(107,767,081)	(74,410,620)

Total stockholders' equity	81,068,128	111,184,822

Total liabilities and stockholders' equity	$91,006,651	$118,280,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSWEB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, (unaudited)		For the Six Months Ended June 30, (unaudited)
	2000	1999	2000	1999
	(restated) (See Note 2)		(restated) (See Note 2)
Revenues:
Transaction fees	$3,884,156	$4,455,293	$10,973,665	$7,323,391
Development and maintenance fees	958,606	598,621	2,579,452	1,041,994
Other revenues	14,524	6,432	23,853	6,432

Total revenues	4,857,286	5,060,346	13,576,970	8,371,817
Operating expenses:
Product development	2,799,300	2,218,288	5,579,350	3,769,403
Sales and marketing	9,602,014	8,291,138	23,905,329	12,140,351
General and administrative	5,706,571	2,738,839	10,515,670	5,130,818
Amortization of intangible assets	287,420	782,262	1,069,682	1,564,524
Amortization of stock-based compensation	263,609	290,504	610,772	580,504
Impairment of goodwill and other intangibles	4,418,412	—	4,418,412	—
Restructuring charge	1,528,240	—	1,528,240	—

Total operating expenses	24,605,566	14,321,031	47,627,455	23,185,600

Loss from operations	(19,748,280)	(9,260,685)	(34,050,485)	(14,813,783)
Other expense	(147,078)	—	(96,568)	—
Interest income (expense), net	1,148,495	283,464	2,425,911	(184,687)

Loss before cumulative effect of a change in accounting principle	$(18,746,863)	$(8,977,221)	$(31,721,142)	$(14,998,470)
Cumulative effect of a change in accounting principle	—	—	(1,635,319)	—

Net loss	$(18,746,863)	$(8,977,221)	$(33,356,461)	$(14,998,470)

Net loss per share-basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(0.53)	$(0.56)	$(0.91)	$(0.94)
Cumulative effect of a change in accounting principle	(0.00)	(0.00)	(0.04)	(0.00)

Net loss	$(0.53)	$(0.56)	$(0.95)	$(0.94)

Weighted average shares used in computing net loss per share-basic and diluted	35,139,075	16,091,724	35,029,460	16,023,988

Pro forma net loss per share-basic and diluted		$(0.32)		$(0.53)

Weighted average shares used in computing pro forma net loss per share-basic and diluted		28,378,060		28,279,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSWEB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, (unaudited)
	2000	1999
	(restated) (See Note 2)
Cash flows from operating activities:
Net loss	$(33,356,461)	$(14,998,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,574,133	683,101
Amortization of stock-based compensation	610,772	580,504
Write-down of fixed assets included in restructuring charge	1,065,647	—
Gain on sale of equipment	(10,151)	—
Foreign currency translation gain on note payable	(51,330)	(66,325)
Amortization of intangible assets	1,069,682	1,564,524
Equity loss from joint venture	61,906	18,374
Impairment of goodwill	4,418,412	—
Cumulative effect of a change in accounting principle	1,635,319	—
Changes in assets and liabilities:
Accounts receivable	390,160	(3,207,148)
Prepaid expenses and other current assets	(3,037,930)	(1,146,342)
Deposits and other assets	(800,134)	(700,097)
Accounts payable	321,624	924,637
Accrued expenses	(784,298)	909,589
Restructuring accrual	128,824	—
Deferred revenue	1,449,661	(12,342)
Deferred rent	142,640

Net cash used in operating activities	(25,171,524)	(15,449,995)

Cash flows from investing activities:
Sales (purchases) of short term investments — net	32,802,961	(15,839,864)
Purchases of property and equipment	(5,287,427)	(2,954,461)
Other, net	5,108	—

Net cash provided by (used in) investing activities	27,520,642	(18,794,325)

Cash flows from financing activities:
Proceeds from issuance preferred stock — net	—	56,279,304
Proceeds from issuance of common stock	—	296,930
Proceeds from exercise of stock options	1,742,606	556,335
Proceeds from stock issued from Employee Stock Purchase Plan	901,547	—
Payment to Series B stockholder	—	(2,250,000)
Payment of note payable to officer	—	(25,000)
Payments on line of credit from affiliate	—	(19,290,000)

Net cash provided by financing activities	2,644,153	35,567,569

Net increase in cash and cash equivalents	4,993,271	1,323,249
Cash and cash equivalents, beginning of period	25,688,760	8,337,133

Cash and cash equivalents, end of period	$30,682,031	$9,660,382

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$48,277	$1,229,448

Supplemental schedule of noncash financing activities:
Receivable for sale of Series E preferred stock	$—	$28,097,222

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

  Significant customers

    For the three months ended June 30, 2000, three customers accounted for 15%, 12% and 12%, respectively, of total revenues. For the six months ended June 30, 2000, three customers accounted for 24%, 10% and 9%, respectively, of total revenues. For the three months ended June 30, 1999, three customers accounted for 30%, 12% and 11%, respectively, of total revenues. For the six months ended June 30, 1999, three customers accounted for 31%, 12% and 11%, respectively, of total revenues.

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

    Pro forma net loss per share-basic and diluted, as presented on the face of the condensed consolidated financial statements, represents what the net loss per share-basic and diluted would have been assuming the conversion of the outstanding preferred stock as of the beginning of such periods.

  Reclassifications

    Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 classifications.

2. Restatement of financial results

    In conjunction with InsWeb's annual audit of its financial statements, InsWeb announced on January 31, 2001, that it was restating its unaudited results of operations for the second and third quarters of 2000 to adjust certain employee separation costs and asset impairments originally expensed as part of its restructuring charge in the quarter ended June 30, 2000. Unrelated to this restatement, effective January 1, 2000, InsWeb changed its revenue recognition policy for set-up fees, which are included in development and maintenance fees, and for transaction fee revenues derived from certain online linking agreements to comply with SEC Staff Accounting Bulletin No. 101: Revenue Recognition (SAB 101).

  Restatement adjustments

    In the quarter ended June 30, 2000, InsWeb originally recorded certain payments to be made to terminating employees as part of its restructuring charge. Upon reevaluation of this accounting, InsWeb determined that these payments were effectively "stay bonuses" which should be recognized over the contractual service period of the related employee, and excluded from the restructuring charge. This adjustment results in a decrease to the Company's original restructuring charge by $1,882,000, which is net of $345,000 of severance related charges incurred and paid in April 2000, that were originally recorded as operating expenses other than restructuring charges, for the three and six months ended June 30, 2000. Compensation expense included in operating expenses has also been adjusted (increased) by $405,000 to record the amount of stay bonuses earned during the three and six months ended June 30, 2000.

    The second adjustment reduces the asset impairment portion of the restructuring charge recorded in the quarter ended June 30, 2000, related to InsWeb's termination of the San Carlos facility lease. In May 2000, InsWeb assigned its 12-year lease to an affiliate of the landlord in exchange for, among other things, a termination fee of $1.0 million to be received when the property is re-leased by the landlord. At the time that the lease was assigned, InsWeb wrote-off the $1.1 million of related tenant improvements as part of the original restructuring charge. However, as re-leasing of this property and the resulting collection of this termination fee was probable, this adjustment is being made to accrue the $1.0 million fee as a reduction of the restructuring charge originally recorded in the quarter ended June 30, 2000. The corresponding receivable has been recorded as part of deposits and other assets at June 30, 2000. The $1.0 million receivable was collected in full in October 2000.

  Change in accounting principle

    Effective January 1, 2000, InsWeb changed its revenue recognition policy for set-up fees, which are included in development and maintenance fees, and revenue derived from certain online linking agreements to comply with SEC Staff Accounting Bulletin No. 101: Revenue Recognition. Prior to this accounting change, InsWeb recognized revenue from set-up fees received from a participating insurance carrier when the development work was completed and the insurance company's integration with the InsWeb site became operational ("Live Date"). As a result of SAB 101, InsWeb continues to defer set-up revenue until the Live Date, but has changed its revenue recognition policy from full recognition at the Live Date to recognizing the revenue ratably over the estimated life of the carrier relationship. Additionally, InsWeb has changed its revenue recognition policy for transaction fees from linking agreements that are contingent on the delivery of certain minimum click-throughs. No linking agreements with such a contigency clause were entered into prior to fiscal 2000. Prior to this change,

InsWeb recognized revenue based on the number of click-throughs delivered. As a result of the adoption of SAB 101, InsWeb will defer revenue on contracts with certain minimum click-through requirements until all contingencies have been met. This accounting change results in a cumulative effect of a change in accounting principle, for years prior to 2000, of $1,635,000 reflected in the six months ended June 30, 2000, and an increase in revenue of $49,000 and $151,000 for the three and six months ended June 30, 2000, respectively. The adjustment for this change in accounting principle is unrelated to the other restatement adjustments described above, and results solely from the adoption of SAB 101.

    The effects of the restatement of the restructuring charge and the change in accounting principle on the Company's condensed consolidated financial statements for the three and six months ended June 30, 2000 are as follows:

	Three Months Ended June 30, 2000		Six Months Ended June 30, 2000
(in thousands except for per share amounts)	As Originally Reported	As Restated	As Originally Reported	As Restated
Total revenues	$4,808	$4,857	$13,426	$13,577
Total operating expenses	$(27,427)	$(24,605)	$(50,450)	$(47,627)
Other income	$1,001	$1,001	$2,329	$2,329
Loss before cumulative effect of a change in accounting principle	$(21,618)	$(18,747)	$(34,695)	$(31,721)
Cumulative effect of a change in accounting principle	—	—	—	$(1,635)
Net loss	$(21,618)	$(18,747)	$(34,695)	$(33,356)
Net loss per share — basic and diluted	$(0.62)	$(0.53)	$(0.99)	$(0.95)

    The restatement of the restructuring charge had the effect of decreasing basic and diluted net loss per share by $0.09 and $0.08 for the three and six months ended June 30, 2000, respectively, and the change in accounting principle had the effect of decreasing (increasing) basic and diluted net loss per share by $0.00 and ($0.04) for the three and six months ended June 30, 2000, respectively.

	June 30, 2000
	As Originally Reported	As Restated
Balance Sheet Data:
Other assets	$1,734	$2,734
Total assets	$90,007	$91,007
Deferred revenue	$784	$2,268
Restructuring accrual	$2,356	$129
Total liabilities	$10,277	$9,939
Stockholders' equity	$79,730	$81,068

    The pro forma 1999 amounts below are provided to show what InsWeb would have reported if the new accounting policy had been in effect for the fiscal 1999 periods presented below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands except for per share amounts)	As Restated 2000	Pro forma 1999	As Restated 2000	Pro forma 1999
Total revenues	$4,857	$4,743	$13,577	$7,805
Loss before cumulative effect of a change in accounting principle	$(18,747)	$(9,294)	$(31,721)	$(15,566)
Cumulative effect of a change in accounting principle	—	—	$(1,635)
Net loss	$(18,747)	$(9,294)	$(33,356)	$(15,566)
Net loss per share — basic and diluted	$(0.53)	$(0.58)	$(0.95)	$(0.97)
Shares	35,139	16,092	35,029	16,024

3. Comprehensive loss

    Total comprehensive loss for the three and six months ended June 30, 2000 and 1999 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	As Restated 2000	1999	As Restated 2000	1999
	(unaudited)		(unaudited)
Net loss	$(18,746,863)	$(8,977,221)	$(33,356,461)	$(14,998,470)
Other comprehensive income (loss):
Foreign currency translation adjustments	(48,138)	—	(51,910)	—
Unrealized gain on investments	2,552	—	36,752	—

Total comprehensive loss	$(18,792,449)	$(8,977,221)	$(33,371,619)	$(14,998,470)

4. Cash and Investments

    Cash and investments consist of the following:

	June 30 2000	December 31, 1999
	(unaudited)
Cash and cash equivalents:
Cash	$250,841	$1,131,558
Money market funds	10,953,656	13,655,335
Taxable municipal securities	4,700,000	5,000,000
Commercial paper	14,777,534	5,901,867

	31,682,031	25,688,760
Short-term investments:
Certificates of deposit	5,498,285	1,500,000
Taxable municipal securities	16,400,000	—
Commercial paper	9,398,576	62,563,070

	31,296,861	64,063,070

Cash, cash equivalents and short-term investments	$61,978,892	$89,751,830

Long-term investments — U.S. agency securities	$4,984,803	$4,978,761

5. Related Party Transactions

  Stockholder and customer

    A stockholder, who is also a customer, accounted for $361,555 and $430,845 of the Company's revenues for the six months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000 and 1999, the customer accounted for $157,080 and $254,670 of the Company's revenues, respectively. This customer accounted for $31,850 and $0 of the Company's accounts receivable at June 30, 2000 and December 31, 1999, respectively.

  Affiliate and Customer

    An affiliate, who owns a majority interest in a stockholder, is also a customer and accounted for $138,930 and $133,187 of the Company's revenues for the six months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000 and 1999, the customer accounted for $62,590 and $84,730, respectively. This customer accounted for $2,000 and $15,495 of the Company's accounts receivable at June 30, 2000 and December 31, 1999, respectively.

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

    In the second quarter of 2000, the Company recorded a related restructuring charge of $1.5 million. The charge consisted of employee separation costs of $0.9 million, asset impairments of $1.1 million, other exit costs of $0.5 million, offset by a lease termination fee of $1.0 million to be received as a result of the Company's termination of its lease on their San Carlos facility.

    The asset impairments of $1.1 million consisted solely of the write-off of tenant improvements associated with the Company's facility in San Carlos, California. As the approved restructuring plan calls for the relocation of the Company's corporate headquarters to Sacramento, California, the Company assigned its 12-year lease to an affiliate of the landlord of the property in exchange for a portion of the future profits, if any, associated with the releasing of this property through September 2003 and the release of the Company's letter of credit and security deposit. As a result, the Company wrote off the tenant improvements. Additionally, the landlord agreed to pay to the Company a termination fee of $1 million, if and when, the landlord formally terminates the lease with the Company and a portion of future profits, if any, upon the landlord's releasing of the facility. As releasing of this property and the resulting collection of the $1.0 million termination fee is probable, the $1.0 million fee has been accrued to reduce the restructuring charge and is included in deposits and other assets.

    Details of the restructuring charge are as follows (in thousands):

	Charge to operations in three months ended June 30, 2000	Charges utilized in three months ended June 30, 2000
					Restructuring Accrual Balance at June 30, 2000
		Cash	Non Cash
Write-down of long-lived assets	$1,066	$—	$1,066		$—
Employee severance and termination benefits	926	813	—		113
Other	536	520	—		16

Sub-total	$2,528	$1,333	$1,066		$129
Lease termination fee	(1,000)	—	(1,000	)(a)	—

Total	$1,528	$1,333	$66		$129

  (a)
  Included in deposits and other assets.

    In addition to severance costs, which are included in the restructuring charge, the Company also accrued retention bonuses of $1,283,000 for the three and six months ended June 30, 2000. For the three and six months ended June 30, 2000, $362,000, $424,000 and $497,000 of retention bonuses were included in Sales and Marketing, Product Development and General and Administrative expenses, respectively. These bonuses were offered to certain employees for their commitment to stay with the Company for periods of six months to one year beginning in May 2000. At June 30, 2000, InsWeb had future retention commitments of $4,654,000, which are expected to be accrued periodically ending in the first half of fiscal 2001.

9. Impairment of Goodwill and Other Intangibles

    In April 2000, the Company entered into a linking agreement with eHealthinsurance.com under which InsWeb customers will access eHealthInsurance's individual health, small group health, and Medicare supplement insurance product offerings. As a result, the Company evaluated the cost to develop and market its health care product offerings and decided to discontinue the development of its health care initiatives which were primarily being carried out through the business and assets acquired as a result of the Company's its acquisition of Benelytics, Inc. in 1998. The Company then evaluated the recoverability of the goodwill and other intangibles recognized in connection with this acquisition, and determined that the circumstances indicated an inability to recover the carrying amount of the assets. During the second quarter of 2000, the Company recorded a one-time non-cash writedown of $4,418,412 of goodwill and other intangible assets, including the assembled workforce and contractual relationships, associated with the Benelytics, Inc. acquisition. At June 30, 2000, the balance of intangible assets was $80,000 which represents the covenants not to compete entered into with former Benelytics employees. This balance is being amortized on a straight line basis over the remaining life of six months.

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

Revenues

    Transaction Fees.  Transaction fees accounted for $3.9 million, or 80.0%, and $11.0 million, or 80.8%, of total revenues, for the three and six months ended June 30, 2000, respectively, compared to $4.5 million, or 88.0% and $7.3 million, or 87.5% of total revenues, for the comparable periods in 1999. The decrease for the three months ended June 30, 2000 as compared to the comparable prior year period was primarily attributable to the loss of State Farm as a participating carrier effective May 1, 2000. State Farm represented 15% of the Company's revenues for the three months ended June 30, 2000 versus 30% in the comparable prior year period. The increase for the six months ended June 30, 2000 compared to prior year was primarily the result of the number of leads generated by the substantial increase in the number of completed shopping sessions, partially offset by a decline in revenue generated per shopping session and the loss of State Farm. The increase in shopping sessions resulted from increased consumer traffic due to InsWeb's consumer marketing activities and the addition of a substantial number of online relationships.

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

    Development and Maintenance Fees.  Development and maintenance fees accounted for $1.0 million or 19.7% and $2.6 million or 19.0% of total revenues, for the three and six months ended

June 30, 2000, respectively, compared to $0.6 million or 11.8% and $1.0 million or 12.4% of total revenues, for the comparable periods in 1999. The increase in development and maintenance fees as compared to the comparable prior year period, primarily resulted from revenue associated with a development agreement with InsWeb Japan K.K. To a lesser degree, the increase was attributable to an overall increase in the number of InsWeb's participating insurance companies and the adoption of SAB 101.

Operating Expenses

    Product Development.  Product development expenses increased to $2.8 and $5.6 million for the three and six months ended June 30, 2000, respectively, from $2.2 and $3.8 million for the comparable periods in 1999. This increase was primarily attributable to the hiring of additional personnel to support the requirements of InsWeb's growing network of participating insurance companies and online relationships and to design, test and deploy InsWeb's product offerings and retention bonuses associated with the restructuring. InsWeb expects product development expenses to decrease over the next three quarters as a result of reduced headcount.

    Sales and Marketing.  Sales and marketing expenses increased to $9.6 and $23.9 million for the three and six months ended June 30, 2000, respectively, from $8.3 and $12.1 million for the comparable periods in 1999. This increase was due to substantial increases in consumer marketing expenses, including increased costs and fees associated with new and existing online relationships, costs related to national radio and television campaigns, an increase in sales and marketing personnel, operating costs associated with InsWeb's customer care center and associated insurance agency activities and retention bonuses associated with the restructuring. Although InsWeb reduced its sales and marketing expenses in the second quarter of 2000 below amounts reported for the three months ended March 31, 2000, sales and marketing expenses may nevertheless increase in future periods.

    General and Administrative.  General and administrative expenses increased to $5.7 and $10.5 million for the three and six months ended June 30, 2000, respectively, from $2.7 and $5.1 million for the comparable periods in 1999. This increase was primarily due to increased personnel and related costs, increased office and occupancy costs associated with additional leased office facilities, increased depreciation related to capital expenditures and retention bonuses associated with the restructuring. InsWeb expects that general and administrative expenses in all categories will decrease over the next three quarters due to reduced headcount and cost containment measures being undertaken as a result of the announced restructuring plans. Nevertheless, general and administrative expenses may increase compared to prior periods if the restructuring and other cost containment measures are not successful.

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

    Restructuring Charge.  As a result of the Company's restructuring plan, in the second quarter of 2000, the Company recorded a restructuring charge of $1.5 million. The charge consisted of employee separation costs of $0.9 million, asset impairments related to its San Carlos facility of $1.1 million, and other exit costs of $0.5 million, offset by the lease termination receivable of $1.0 million. As the

Company completes its restructuring plan, additional expenses may be incurred due to changes in the estimates in realizable value of assets to be disposed and other costs.

    Separately, the Company recorded charges in the second quarter of 2000 of approximately $1.3 million for retention agreements with key employees. These charges were recorded in product development, sales and marketing, and general and administrative expenses. The Company anticipates additional charges of approximately $7.0 million representing additional retention payments to key employees; individual and corporate relocation expenses; recruiting and training of new employees and other transition costs. Retention costs will be expensed over the period that services are rendered. Other costs will be expensed as incurred through the completion of the transition period in the first quarter of 2001. Though InsWeb's operating expenditures are expected to decline as a result of this restructuring plan through reduced headcount, a reduction of depreciation from assets disposed of and reduced occupancy expenses, operating expenses may increase if our planned construction of our new facility is delayed or costs exceed the original estimates and if our restructuring plan is not ultimately successful.

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

    In October 1999, InsWeb signed a 12-year lease agreement through 2011 for additional office space. As discussed above, InsWeb's restructuring plan calls for the relocation of the Company's entire operations to Sacramento. As a result, the Company assigned this lease to an affiliate of the landlord of the property in exchange for a portion of the future profits, if any, associated with the releasing of this property through September 2003 and the release of the Company's letter of credit and security deposit. Additionally, the landlord agreed to pay to the Company a termination fee of $1 million, if and when, the property is re-leased by the landlord. InsWeb anticipates leasing additional space in the Sacramento area to house its corporate headquarters and agency operations and incurring additional costs for leasehold improvements, and furniture and equipment.

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

    Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur substantial operating losses for the foreseeable future. We incurred operating losses of $21.9 million for the year ended December 31, 1998, $38.4 million for the year ended December 31, 1999, and $34.0 million for the six months ended June 30, 2000. Additionally, as of June 30, 2000, our accumulated deficit was $107.8 million. Although we experienced significant revenue growth in earlier periods, this growth rate is not sustainable and revenues may decrease form comparable prior year periods. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

Because substantially all of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

    Automobile insurance accounted for approximately 78% of our total revenues in the year ended December 31, 1999 and approximately 72% in the six months ended June 30, 2000. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, our business is likely to be affected by any events or changes that affect the automobile insurance industry as a whole.

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

Because a limited number of insurance companies account for a majority of our revenues, the loss of a single insurance company relationship could result in a substantial drop in our revenues

    Revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues for the year ended December 31, 1999, and revenues from State Farm, AIG, and GE Financial Assurance accounted for approximately 24%, 10% and 9%, respectively, of our revenues for the six months ended June 30, 2000. Effective May 1, State Farm is no longer participating in InsWeb's marketplaces for auto, term life, homeowners, condominium and renters insurance. As a result of State Farm's withdrawal, revenues for the second quarter of 2000 from State Farm declined to approximately 15% of total revenues. Until additional agreements with new carriers can be negotiated and these carriers are integrated into InsWeb's marketplaces, we expect a decline in revenues in the near term. In addition, one participating company was removed from our marketplace in July 2000, by mutual agreement because of a serious decline in its financial rating. Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. In addition, although new carriers may be signed up to participate in our online marketplace, these new carriers may not replace revenues lost as a result of State Farm's nonrenewal. Moreover, there can be no assurance we will be able to add any new carriers.

In most jurisdictions, we rely on the participation of a limited number of insurance companies on our online marketplace, and the loss of any of these insurance companies could make our online marketplace less attractive to consumers

    Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with more than 40 insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from two to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only two or three insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. As of the date of this report, there were 26 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. Of those, AIG is a participant in 14 jurisdictions. Subsequent to State Farm's nonrenewal of its contract effective on May 1, 2000, there were 6 jurisdictions in which we have only one insurance company is offering automobile quotes on our online marketplace. If any other insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be greatly diminished.

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

Traffic on our website is heavily dependent on our online relationships. These relationships may not generate sufficient revenues to justify the fees we pay to online companies. Further, our consumer traffic may decline in the event an online relationship is unsuccessful

    We rely on relationships with a variety of Internet portals, financial institutions, and other online companies to attract consumers to our website. As of August 14, 2000, we have 202 online relationships, over 50 of which were added during the first six months of this year. In a typical arrangement, the online company includes a "link" on its website on which a user can click to jump to our website or to a site that we operate under the online company's name; as part of the arrangement, we typically pay the online company a portion of the resulting transaction fees and in some cases a fixed fee. These relationships may not continue to generate a substantial amount of new traffic on our website, or the revenues generated by these relationships may be insufficient to justify our payment obligations. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies' websites and services. Any decline in the market presence, business or reputation of these online companies' websites and services will reduce the value of these relationships to us and could harm our business.

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

    The table below represents carrying amounts and related weighted-average interest rates by year of maturity of InsWeb's investment portfolio at June 30, 2000:

	2000	2001	Total
	(In thousands, except interest rates)
Cash and money market funds	$11,204	—	$11,204
Average interest rate	6.3%	—	6.3%
Investments	$46,777	$8,983	$55,760
Average interest rate	6.5%	6.4%	6.5%
Total investment securities	$57,981	$8,983	$66,964
Average interest rate	6.5%	6.4%	6.5%

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

Dated: March 29, 2001	INSWEB CORPORATION (Registrant)
/s/ MARK P. GUTHRIE Mark P. Guthrie President, Chief Operating Officer and Chief Financial Officer (acting)

EXHIBIT INDEX

Exhibit
10.21	Assignment of Lease and Profit Sharing Agreement by and between Registrant and Spieker Properties L.P. dated June 28, 2000
10.22	Retention Agreement between Registrant and Mark P. Guthrie dated June 23, 2000

QuickLinks

PART I: FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II: OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K