Form 10-Q/A
period 2000-09-30
INSWEB CORP
filed 2001-03-30
CIK 1077370

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-26083

INSWEB CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-3220749
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Explanatory Note

    The Company has restated its unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2000, to adjust certain employee separation costs and asset impairments originally expensed as part of its restructuring charge in the quarter ended September 30, 2000. Unrelated to this restatement, effective January 1, 2000, InsWeb has adopted guidance set forth in SEC Staff Accounting Bulletin No. 101: Revenue Recognition (SAB 101). InsWeb has restated its unaudited Condensed Consolidated Financial Statements for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000, as a result of this change in accounting principle. A description of the adjustments that comprise the restatement of the restructuring charge and the impact of the change in accounting principle are disclosed in Note 2 of the unaudited Condensed Consolidated Financial Statements filed with this Form 10-Q/A.

FORM 10-Q
INSWEB CORPORATION
INDEX

Page Number
PART I FINANCIAL INFORMATION
ITEM 1: Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited and restated) and December 31, 1999	4
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999 (unaudited and restated)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (unaudited and restated)	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	34
PART II OTHER INFORMATION
ITEM 6: Exhibits and Reports on Form 8-K	35
Signature	36
Exhibits	37

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSWEB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2000	December 31, 1999
	(unaudited and restated) (See Note 2)
Assets
Current assets:
Cash and cash equivalents	$15,221,119	$25,688,760
Short-term investments	40,117,751	64,063,070

Total cash, cash equivalents and short-term investments	55,338,870	89,751,830
Accounts receivable, net of allowance of $167,484 and $141,780 at
September 30, 2000 and December 31, 1999, respectively	3,236,507	4,267,691
Prepaid expenses and other current assets	5,991,330	2,974,024

Total current assets	64,566,707	96,993,545
Property and equipment, net	9,522,794	7,356,863
Investment in joint venture	2,059,409	1,449,597
Intangible assets, net	39,999	5,568,094
Long-term investments	1,996,882	4,978,761
Deposits and other assets	2,810,335	1,934,045
Capitalized website development costs	664,289	—

Total assets	$81,660,415	$118,280,905

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$519,688	$288,974
Accrued expenses	5,194,754	4,891,332
Deferred revenue	3,035,680	182,618
Restructuring accrual	494,994	—

Total current liabilities	9,245,116	5,362,924
Note payable to strategic partner	1,390,176	1,464,558
Deferred rent	480,847	268,601

Total liabilities	11,116,139	7,096,083

Stockholders' equity:
Convertible preferred stock, $0.001 par value.
Authorized: 5,000,000 shares, No shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized: 150,000,000
Issued and outstanding: 35,266,628 shares at September 30, 2000 and 34,742,760 shares at December 31, 1999	35,267	34,743
Paid-in capital	189,778,518	188,222,780
Accumulated other comprehensive income	61,572	112,843
Common stock warrants	113,071	113,071
Deferred stock compensation	(861,472)	(2,887,995)
Accumulated deficit	(118,582,680)	(74,410,620)

Total stockholders' equity	70,544,276	111,184,822

Total liabilities and stockholders' equity	$81,660,415	$118,280,905

The accompanying notes are an integral part of these condensed consolidated financial statements

INSWEB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2000	1999	2000	1999
	(restated) (See Note 2)		(restated) (See Note 2)
Revenues:
Transaction fees	$3,768,104	$6,261,388	$14,741,768	$13,584,779
Development and maintenance fees	453,082	766,521	3,032,534	1,808,515
Other revenues	9,166	13,734	33,019	20,166

Total revenues	4,230,352	7,041,643	17,807,321	15,413,460

Operating expenses:
Product development	2,048,719	2,783,413	7,628,069	6,552,816
Sales and marketing	7,384,811	10,306,281	31,290,140	22,446,632
General and administrative	5,908,510	3,892,603	16,424,180	9,023,421
Amortization of intangible assets	40,001	782,261	1,109,683	2,346,785
Amortization of stock-based compensation	185,696	340,039	796,468	920,543
Impairment of goodwill and other intangibles	—	—	4,418,412	—
Restructuring charge	638,727	—	2,166,967	—

Total operating expenses	16,206,464	18,104,597	63,833,919	41,290,197

Loss from operations	(11,976,112)	(11,062,954)	(46,026,598)	(25,876,737)
Other income (expense), net	132,217	(238,187)	35,649	(238,187)
Interest income, net	1,028,297	1,109,527	3,454,208	924,840

Loss before cumulative effect of a change in accounting principle	(10,815,598)	(10,191,614)	(42,536,741)	(25,190,084)
Cumulative effect of a change in accounting principle	—	—	(1,635,319)	—

Net loss	$(10,815,598)	$(10,191,614)	$(44,172,060)	$(25,190,084)

Net loss per share—basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(0.31)	$(0.36)	$(1.21)	$(1.25)
Cumulative effect of a change in accounting principle	—	—	(0.05)	—

Net loss per share—basic and diluted	$(0.31)	$(0.36)	$(1.26)	$(1.25)

Weighted average shares used in computing net loss per share—basic and diluted	35,238,431	28,476,646	35,099,625	20,220,488

Pro forma net loss per share—basic and diluted		$(0.31)		$(0.85)

Weighted average shares used in computing pro forma net loss per share—basic and diluted		32,616,714		29,761,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSWEB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, (unaudited)
	2000	1999
	(restated) (See Note 2)
Cash flows from operating activities:
Net loss	$(44,172,060)	$(25,190,084)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation and amortization	2,588,197	1,066,636
Amortization of stock-based compensation	796,468	920,543
Write-down of fixed assets included in restructuring charge	1,268,891	—
Gain on sale of equipment	39,849	—
Foreign currency translation (gain) loss on note payable	(74,382)	95,362
Amortization of intangible assets	1,109,683	2,346,785
Equity loss from joint venture	11,487	94,872
Impairment of goodwill	4,418,412	—
Cumulative effect of a change in accounting principle	1,635,319
Changes in assets and liabilities:
Accounts receivable	1,031,184	(3,673,685)
Prepaid expenses and other current assets	(3,017,306)	(2,002,295)
Deposits and other assets	(876,290)	(292,818)
Accounts payable	230,714	1,755,488
Accrued expenses	303,422	1,179,562
Restructuring accrual	494,994	—
Deferred revenue	1,217,743	(64,759)
Deferred rent	212,246	—

Net cash used in operating activities	(32,781,429)	(23,764,393)

Cash flows from investing activities:
Purchases (redemptions) of investments—net	26,973,329	(54,947,784)
Purchases of property and equipment	(6,074,019)	(4,075,754)
Investment in joint venture	(707,550)	—
Capitalized website development costs	(664,289)	—

Net cash provided by (used in) investing activities	19,527,471	(59,023,538)

Cash flows from financing activities:
Proceeds from issuance preferred stock—net	—	56,279,304
Proceeds from issuance of common stock	—	89,857,657
Proceeds from exercise of stock options	1,850,368	1,350,608
Proceeds from stock issued from Employee Stock Purchase Plan	935,949	—
Payment to Series B stockholder	—	(4,500,000)
Payment of note payable to officer	—	(25,000)
Payments on line of credit from affiliate	—	(19,290,000)

Net cash provided by financing activities	2,786,317	123,672,569

Net (decrease) increase in cash and cash equivalents	(10,467,641)	40,884,638
Cash and cash equivalents, beginning of period	25,688,760	8,337,133

Cash and cash equivalents, end of period	$15,221,119	$49,221,771

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$52,591	$1,243,425

Supplemental schedule of non-cash financing activities:
Deferred stock compensation from issuance of options	$—	$2,802,765

Proceeds from sale of a portion of InsWeb Japan K.K. used to reduce note payable to the strategic partner	$—	$782,630

Conversion of preferred stock to common stock	$—	$633

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

  Significant customers

    For the three months ended September 30, 2000, three customers accounted for 13%, 12% and 12%, respectively, of total revenues. For the nine months ended September 30, 2000, three customers accounted for 18%, 11% and 10%, respectively, of total revenues. For the three months ended September 30, 1999, three customers accounted for 31%, 12% and 12%, respectively, of total revenues. For the nine months ended September 30, 1999, three customers accounted for 31%, 12% and 11%, respectively, of total revenues.

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

  Restatement adjustments

    In the quarter ended June 30, 2000, InsWeb originally recorded certain payments to be made to terminating employees as part of its restructuring charge. Upon reevaluation of this accounting, InsWeb determined that these payments were effectively "stay bonuses" which should be recognized over the contractual service period of the related employee, and excluded from the restructuring charge. This adjustment resulted in an increase to the Company's original restructuring charge by $23,000 for the three months ended September 30, 2000, and a decrease of $1,859,000, which is net of $345,000 of severance related charges incurred and paid in April 2000, that were originally recorded as operating expenses other than restructuring charges, for the nine months ended September 30, 2000. Compensation expense included in operating expenses has also been adjusted (increased) by $1,270,000 and $1,675,000, to record the amount of stay bonuses earned during the three and nine months ended September 30, 2000, respectively.

    The second adjustment reduces the asset impairment portion of the restructuring charge recorded in the quarter ended June 30, 2000, related to InsWeb's termination of the San Carlos facility lease. In May 2000, InsWeb assigned its 12-year lease to an affiliate of the landlord in exchange for, among other things, a termination fee of $1.0 million to be received when the property is re-leased by the landlord. At the time that the lease was assigned, InsWeb wrote-off the $1.1 million of the related tenant improvements as part of the original restructuring charge. However, as releasing of this property and the resulting collection of this termination fee was probable, this adjustment is being made to accrue the $1.0 million fee as a reduction of the restructuring charge recorded in the quarter ended June 30, 2000. The corresponding receivable has been recorded as part of deposits and other assets at September 30, 2000. The $1.0 million receivable was collected in full in October 2000.

  Change in accounting principle

    Effective January 1, 2000, InsWeb changed its revenue recognition policy for set-up fees, which are included in development and maintenance fees, and revenue derived from certain online linking agreements to comply with SEC Staff Accounting Bulletin No. 101: Revenue Recognition. Prior to this accounting change, InsWeb recognized revenue from set-up fees received from a participating insurance carrier when the development work was completed and the insurance company's integration with the Company's site became operational ("Live Date"). As a result of SAB 101, InsWeb continues to defer set-up revenue until the Live Date, but has changed its revenue recognition policy from full recognition at the Live Date to recognizing the revenue ratably over the estimated life of the carrier relationship. Additionally, InsWeb has changed its revenue recognition policy for transaction fees from linking agreements that are contingent on the delivery of certain minimum click-throughs. No linking agreements with such a contigency clause were entered into prior to fiscal 2000. Prior to this change, InsWeb recognized revenue based on the number of click-throughs delivered. As a result of the adoption of SAB 101, InsWeb will defer revenue on contracts with certain minimum click-through requirements until all contingencies have been met. This accounting change results in a cumulative effect of a change in accounting principle, for years prior to 2000, of $1,635,000 reflected in the nine months ended September 30, 2000, and a decrease in revenue of ($1,091,000) and ($940,000) for the three and nine months ended September 30, 2000, respectively. The adjustment for this change in accounting principle is unrelated to the other restatement adjustments described above, and results solely from the adoption of SAB 101.

    The effects of the restatement of the restructuring charge and the change in accounting principle on the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2000 are as follows:

	Three Months Ended September 30, 2000		Nine Months Ended September 30, 2000
	As Originally Reported	As Restated	As Originally Reported	As Restated
	(in thousands except for per share amounts)
Total revenues	$5,322	$4,230	$18,747	$17,807
Total operating expenses	$(14,915)	$(16,207)	$(65,364)	$(63,834)
Other income	$1,161	$1,161	$3,490	$3,490
Loss before cumulative effect of a change in accounting principle	$(8,432)	$(10,816)	$(43,127)	$(42,537)
Cumulative effect of a change in accounting principle	—	—	—	$(1,635)
Net loss	$(8,432)	$(10,816)	$(43,127)	$(44,172)
Net loss per share—basic and diluted	$(0.24)	$(0.31)	$(1.23)	$(1.26)

    The restatement of the restructuring charge had the effect of (increasing) decreasing basic and diluted net loss per share by ($0.04) and $0.04 for the three and nine months ended September 30, 2000, respectively, and the change in accounting principle had the effect of increasing basic and diluted net loss per share by ($0.03) and ($0.07) for the three and nine months ended September 30, 2000, respectively.

	September 30, 2000
	As Originally Reported	As restated
Balance Sheet Data:
Other assets	$1,810	$2,810
Total assets	$80,660	$81,660
Deferred revenue	$460	$3,036
Restructuring accrual	$1,960	$495
Total liabilities	$9,071	$11,116
Stockholders' equity	$71,589	$70,544

    The pro forma 1999 amounts below are provided to show what InsWeb would have reported if the new accounting policy had been in effect for the fiscal 1999 periods presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	As Restated 2000	Pro forma 1999	As Restated 2000	Pro forma 1999
	(in thousands except for per share amounts)
Total revenues	$4,230	$6,657	$17,807	$14,462
Loss before cumulative effect of
a change in accounting principle	$(10,816)	$(10,576)	$(42,537)	$(26,141)
Cumulative effect of a change in
accounting principle	—	—	$(1,635)	—
Net loss	$(10,816)	$(10,576)	$(44,172)	$(26,141)
Net loss per share—basic and diluted	$(0.31)	$(0.37)	$(1.26)	$(1.29)
Shares	35,238	28,477	35,100	20,220

3. Comprehensive loss

    Total comprehensive loss for the three and nine months ended September 30, 2000 and 1999 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	As Restated 2000	1999	As Restated 2000	1999
	(unaudited)		(unaudited)
Net loss	$(10,815,598)	$(10,191,164)	$(44,172,060)	$(25,190,084)
Other comprehensive income (loss):
Foreign currency translation adjustments	(34,341)	94,890	(86,251)	94,890
Unrealized (loss) gain on investments	(1,772)	—	34,980	—

Total comprehensive loss	$(10,851,711)	$(10,096,274)	$(44,223,331)	$(25,095,194)

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

6. Recent Accounting Pronouncements

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

    The asset impairments of $1.1 million in the second quarter consisted solely of the write-off of tenant improvements associated with the Company's facility in San Carlos, California. As the approved restructuring plan calls for the relocation of the Company's corporate headquarters to the Sacramento California area, the Company assigned its 12-year lease to an affiliate of the landlord of the property in exchange for a portion of the future profits, if any, associated with the releasing of this property through September 2003 and the release of the Company's letter of credit and security deposit. As a result, the Company wrote off the tenant improvements. Additionally, the landlord agreed to pay to the Company a termination fee of $1.0 million, if and when, the landlord formally terminates the lease with the Company and a portion of future profits, if any, upon the landlord's releasing of the facility. As releasing of this property and the resulting collection of the $1.0 million termination fee is probable, the $1.0 million fee was accrued to reduce the restructuring charge, in the second quarter of 2000, and is included in deposits and other assets at September 30, 2000.

    Details of the restructuring charge are as follows (in thousands):

	Employee Termination Benefits	Write-down of Property, Plant and Equipment	Other	Total
2000 restructuring charge
Second quarter	$926	$1,066	$(464)	$1,528
Third quarter change in estimate	77	203	359	639

Total restructuring charge	$1,003	$1,269	$(105)	$2,167

Write-down of assets to net realizable value		(1,066)		(1,066)
Lease termination receivable			1,000	1,000 (a)
Cash payments	(1,003)	—	(603)	(1,606)

Restructuring liability as of September 30, 2000	$—	$203	$292	$495

(a)
Included in other assets.

    In addition to severance costs which are included in the restructuring charge, the Company also accrued retention bonuses of $2,430,000 and $3,713,000 for the three and nine months ended September 30, 2000, respectively. For the three months ended September 30, 2000, $653,000, $833,000 and $944,000 of retention bonuses were included in Sales and Marketing, Product Development and

General and Administrative expenses, respectively. For the nine months ended September 30, 2000, $1,015,000, $1,257,000 and $1,441,000 of retention bonuses were included in Sales and Marketing, Product Development and General and Administrative expenses, respectively. These bonuses were offered to certain employees for their commitment to stay with the Company for periods of six months to one year beginning May 2000. At September 30, 2000, InsWeb had future retention commitments of $2,224,000, which are expected to be accrued periodically ending in the first half of fiscal 2001.

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

9. Commitments and Contingencies

    The Company leases its current office facilities under noncancelable operating leases which expire at various dates through January 2011. Future minimum lease payments under noncancelable operating leases for the years ending December 31, are as follows:

2001	$3,312,302
2002	3,553,417
2003	3,667,413
2004	3,638,332
2005	3,546,193
Thereafter	14,608,582

$32,608,582

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

Revenues

    Transaction Fees.  Transaction fees accounted for $3.8 million, or 89.1%, and $14.7 million, or 82.8%, of total revenues, for the three and nine months ended September 30, 2000, respectively, compared to $6.3 million, or 88.9% and $13.6 million, or 88.1% of total revenues, for the comparable periods in 1999. The decrease for the three months ended September 30, 2000 was primarily attributable to the loss of State Farm as a participating carrier effective May 1, 2000. State Farm represented none of the Company's revenues for the three months ended September 30, 2000 versus 31% in the comparable prior year period. The increase for the nine months ended September 30, 2000 was primarily the result of the increased number of leads generated by the substantial increase in the number of completed shopping sessions, partially offset by a decline in revenue generated per shopping session and the loss of State Farm. The increase in shopping sessions resulted from increased consumer traffic due to InsWeb's consumer marketing activities, and the addition of a substantial number of online relationships.

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

    Development and Maintenance Fees.  Development and maintenance fees accounted for $0.5 million or 10.7% and $3.0 million or 17.0% of total revenues, for the three and nine months ended September 30, 2000, respectively, compared to $0.8 million or 10.9% and $1.8 million or 11.7% of total revenues, for the comparable periods in 1999. The decrease for the three months ended September 30, 2000 was primarily attributable to a decrease in the number of new insurance companies electing to participate with InsWeb during the period. The increase for the nine months ended September 30, 2000 primarily resulted from revenue associated with a development agreement with InsWeb Japan K.K., as well as adoption of Staff Accounting Bulletin 101. To a lesser degree, the increase was attributable to an overall increase in the number of InsWeb's participating insurance companies.

Operating Expenses

    Product Development.  Product development expenses decreased to $2.0 million and increased to $7.6 million for the three and nine months ended September 30, 2000, respectively, from $2.8 million and $6.6 million for the comparable periods in 1999. The decrease for the three months ended September 30, 2000 was primarily attributable to the capitalization of website development costs as required by a recent accounting pronouncement, combined with reduced headcount in the period resulting from restructuring efforts. The increase for the nine months ended September 30, 2000 was primarily attributable to a higher average headcount needed to support the requirements of InsWeb's growing network of participating insurance companies and online relationships and to design, test and deploy InsWeb's product offerings and retention bonuses associated with the restructuring. Ins Web expects product development expenses to decrease slightly over the next two quarters, compared to amounts recorded in the third quarter of 2000, as a result of reduced headcount.

    Sales and Marketing.  Sales and marketing expenses decreased to $7.4 million and increased to $31.3 million for the three and nine months ended September 30, 2000, respectively, from $10.3 and $22.4 million for the comparable periods in 1999. The decrease for the three months ended September 30, 2000 was primarily attributed to significant reductions in offline advertising relationships combined with a reduction in headcount resulting from restructuring efforts. The increase for the nine months ended September 30, 2000 was due to substantial increases in consumer marketing expenses, including increased costs and fees associated with new and existing online relationships, costs incurred in the first half of the year related to national radio and television campaigns, an increase in the average number of sales and marketing personnel, operating costs associated with InsWeb's customer care center and associated insurance agency activities and retention bonuses associated with the restructuring. Although InsWeb reduced its sales and marketing expenses in the third quarter of 2000 below amounts reported for the three months ended June 30 and March 31, 2000, sales and marketing expenses may nevertheless increase in future periods as the Company expands online partnership programs.

    General and Administrative.  General and administrative expenses increased to $5.9 and $16.4 million for the three and nine months ended September 30, 2000, respectively, from $4.2 and $9.9 million for the comparable periods in 1999. This increase was primarily due to increased personnel and related costs, increased office and occupancy costs associated with additional leased office facilities, increased depreciation related to capital expenditures and retention bonuses associated with the restructuring. InsWeb expects that general and administrative expenses in all categories will decrease over the next two quarters due to reduced headcount and cost containment measures being undertaken as a result of the announced restructuring plans. Nevertheless, general and administrative expenses may increase compared to prior periods if the restructuring and other cost containment measures are not successful.

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

    Restructuring Charge.  In May 2000, the Board of Directors approved a decision to restructure InsWeb's operations in order to enhance operating efficiencies and to further develop its agency operations. The restructuring plan includes the closure of the Company's facilities in Redwood City, San Carlos and Westlake Village, California and Bel Air, Maryland, the relocation of the Company's entire operations to the Sacramento, California area, and the discontinuance of certain strategic initiatives. The restructuring plan is targeted for completion in the first quarter of 2001. As a result of the Company's restructuring plan, in the second quarter of 2000, the Company recorded a restructuring charge of $1.5 million. The charge consisted of employee separation costs of $0.9 million, asset impairments related to its San Carlos facility of $1.1 million, and other exit costs of $0.5 million, offset by the lease termination receivable of $1.0 million. In the third quarter of 2000, the Company recorded additional restructuring charges of $0.6 million. The charge consisted of additional employee separation costs of $0.1 million, asset impairments of $0.2 million, and other exit costs of $0.3 million. Other exit costs recorded in the third quarter of 2000, primarily represent future rent payments for closed facilities. As the Company completes its restructuring plan, additional expenses may be incurred due to changes in the estimates in realizable value of assets to be disposed and other costs.

    Separately, the Company recorded charges in the third quarter of 2000 of approximately $2.4 million for retention agreements with key employees, relocation expenses, and other restructuring costs. These charges were recorded in product development, sales and marketing, and general and administrative expenses. The Company anticipates additional charges of approximately $4.0 million representing additional retention payments to key employees, individual and corporate relocation expenses, and recruiting. Retention costs will be expensed over the period that services are rendered. Other costs will be expensed as incurred through the completion of the restructuring period in the first quarter of 2001. Though InsWeb's operating expenditures are expected to decline as a result of this restructuring plan through reduced headcount, a reduction of depreciation from assets disposed of and reduced occupancy expenses, operating expenses nevertheless may increase if our planned construction of our new facility is delayed further or costs exceed the original estimates and if our restructuring plan is not ultimately successful.

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

    Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur substantial operating losses for the foreseeable future. We incurred operating losses of $21.9 million for the year ended December 31, 1998, $38.4 million for the year ended December 31, 1999, and $46.0 million for the nine months ended September 30, 2000. As of September 30, 2000, our accumulated deficit was $118.6 million. Although we experienced significant revenue growth in earlier periods, this growth rate is not sustainable and revenues may decrease from comparable prior year periods. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

Because substantially all of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

    Automobile insurance accounted for approximately 78% of our total revenues in the year ended December 31, 1999 and approximately 75% in the nine months ended September 30, 2000. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, our business is likely to be affected by any events or changes that affect the automobile insurance industry as a whole.

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

Because a limited number of insurance companies account for a majority of our revenues, the loss of a single insurance company relationship could result in a substantial drop in our revenues

    Revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues for the year ended December 31, 1999, and revenues from State Farm, AIG, and GE Financial Assurance accounted for approximately 18%, 11% and 10%, respectively, of our revenues for the nine months ended September 30, 2000. Effective May 1, 2000, State Farm is no longer participating in InsWeb's marketplaces for auto, term life, homeowners, condominium and renters insurance. As a result of State Farm's withdrawal, revenues for the second quarter of 2000 from State Farm declined to approximately 15% of total revenues, and no revenue from State Farm was recognized for the third quarter of 2000. Until additional agreements with new carriers can be negotiated and these carriers are integrated into InsWeb's marketplaces, revenues may decline in the near term. In addition, one participating company was removed from our marketplace in July 2000, by mutual agreement because of a serious decline in its financial rating. Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. In addition, although new carriers may be signed up to participate in our online marketplace, these new carriers may not replace revenues lost as a result of State Farm's non-renewal. Moreover, there can be no assurance we will be able to add any new carriers.

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

    We have entered into exclusive arrangements with Yahoo! Inc. and MSN under which our website is the exclusive insurance site included in their website, and a significant marketing agreement with AOL. For the year ended December 31, 1999 and nine months ended September 30, 2000, we received approximately 10.1% and 27.7% of our website traffic from these online relationships, respectively, and approximately 33.7% and 67.7% of our traffic from all of our online relationships combined, respectively. Our ability to increase our revenues will depend, in part, on increased traffic to our website that we expect to generate through these very significant online relationships.

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

    The table below represents carrying amounts and related weighted-average interest rates by year of maturity of InsWeb's investment portfolio at September 30, 2000:

	2000	2001	Total
	(In thousands, except interest rates)
Cash and money market funds	$5,181	$—	$5,181
Average interest rate	6.1%	0.0%	6.1%
Investments	$43,167	$8,988	$52,155
Average interest rate	6.6%	6.4%	6.5%
Total	$48,348	$8,988	$57,336
Average interest rate	6.5%	6.4%	6.5%

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
PART II: OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K