Form 10-K405
period 2000-12-31
INSWEB CORP
filed 2001-04-02
CIK 1077370

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549
                               ------------------
                                    FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-26083
                               ------------------
                               INSWEB CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   94-3220749
      (State or other jurisdiction of                     (I.R.S. Employer
       Incorporation or organization)                    Identification No.)

                 11290 PYRITES WAY, GOLD RIVER, CALIFORNIA 95670
                    (Address of principal executive offices)

                                 (916) 853-3300
              (Registrant's telephone number, including area code)
                               ------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                         NAME OF EXCHANGE ON WHICH REGISTERED
        NONE                                                NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)
                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of registrant's voting and non-voting common equity held by nonaffiliates of registrant, based upon the closing sale price of the common stock on March 21, 2001, as reported on the Nasdaq National Market, was approximately $25,225,006. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Outstanding shares of registrant's common stock, $0.001 par value, as of March 21, 2001: 42,326,482.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive Proxy Statement for registrant's 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Form 10-K Report.

                                     PART I

     THIS REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND OUR POTENTIAL FINANCIAL PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM WHAT WE SAY IN THIS REPORT. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, OUR ABILITY TO GENERATE SIGNIFICANT REVENUES FROM OUR CORE BUSINESS; OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY; OUR RELIANCE ON AUTOMOBILE INSURANCE; OUR ABILITY TO EXPAND OUR OPERATIONS; OUR RELIANCE ON A LIMITED NUMBER OF INSURANCE COMPANIES FOR OUR CURRENT REVENUES; AND THE SUCCESS OF OUR ONLINE RELATIONSHIPS IN ATTRACTING CONSUMERS TO OUR WEBSITE. WE MORE FULLY DISCUSS THESE AND OTHER RISK FACTORS IN "ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS--FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE" AND ELSEWHERE IN THIS REPORT AND IN OUR OTHER FILINGS WITH THE SEC.

ITEM 1.  BUSINESS

THE INSWEB ONLINE INSURANCE MARKETPLACE

     InsWeb operates a leading online insurance marketplace that enables consumers to comparison shop online and obtain insurance company-sponsored quotes for a variety of products, including automobile, term life and homeowners insurance, as well as annuities. InsWeb's marketplace capitalizes upon the advantages of the Internet to electronically match consumers and insurance companies, providing consumers with the insurance they need and insurance companies with the customers they want. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop a sophisticated, integrated online marketplace. InsWeb's marketplace enables consumers to efficiently research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes for actual coverage and to purchase coverage through InsWeb's insurance agency. In addition, InsWeb provides insurance companies with pre-qualified consumers at substantially lower acquisition costs, as well as the scalable, cost-efficient distribution capabilities of InsWeb's Internet-based model.

     THE QUOTE GENERATION AND PURCHASE PROCESS

     The quote generation and purchase process involves the following steps:

     -    data entry by the consumer;

     -    electronic underwriting;

     -    electronic rating and generation of price quotes;

     -    presentation of quotes to the consumer;

     - delivery of leads to InsWeb's agency and/or a participating insurance company; and

     -    purchase of the insurance policy.

     Quotes obtained through the online marketplace are free to consumers, while participating insurance companies pay transaction fees to InsWeb generally based on the delivery of qualified leads, or a commission from the sale of an insurance policy through InsWeb's insurance agency, InsWeb Insurance Services, Inc.

    DATA ENTRY. To initiate a shopping session, a consumer completes an online form that requests information such as the consumer's age, address and coverage requirements, a process that InsWeb estimates takes approximately 10 to 25 minutes, depending on the type of insurance sought and the complexity of the consumer's profile. The quote form captures a comprehensive set of information designed to address each of the participating insurance companies' underwriting and rating criteria. To assist consumers in evaluating and fulfilling their insurance needs, InsWeb provides consumers a variety of interactive website features and insurance-related information. In addition, InsWeb provides online help and customer service throughout the data entry process. The consumer is required to complete only one form to obtain quotes for a particular type of insurance from those participating companies offering that type of insurance in the consumer's state who have qualified that consumer. Throughout the data entry process, consumers are presented with the option of saving their data into their personal insurance profile. Consumers who are returning to the online marketplace can simply enter their user name and password to retrieve information they entered during previous visits. This information can be used to automatically complete portions of the quote form for other insurance products. Because the information insurance companies use to underwrite, rate and provide quotes to a consumer is entered directly by the consumer, the insurance companies can reduce or eliminate the expense associated with collecting consumer data. Moreover, information entered directly by consumers typically contains fewer errors than information provided orally to an agent or insurance company representative, who must then enter that information manually into the insurance company's system.

    UNDERWRITING. InsWeb's software uses criteria set by each participating insurance company to analyze a consumer's data and determine whether it fits within the insurance company's targeted risk profile. InsWeb's system can provide rapid feedback to an insurance company regarding the impact that particular criteria are having on the number of leads being directed to that company, and also permits individual criteria to be easily added or removed. Electronic underwriting eliminates the expense of screening and quoting risks that an insurance company ultimately may not want to accept. Electronic underwriting also ensures that consumers are only presented with quotes from companies who are interested in doing business with them.

    RATING. InsWeb integrates each of its participating insurance companies' rating criteria into its online marketplace through one of several rating solutions, depending on InsWeb's preference. These solutions include:

     - a customized interface between InsWeb's site and the insurance company's own rating engine;

     -    an interface between InsWeb's site and a third-party rating engine; or

     - an integration of the insurance company's rating criteria into one of InsWeb's proprietary rating engines.

In each case, the rating process is developed in conjunction with the participating insurance company.

    PRESENTATION OF QUOTES. After a consumer has completed the form for a particular product and has requested quotes, the consumer is presented with a "quote pad." The quote pad contains the logos of insurance companies interested in providing quotes, along with prices for the insurance companies offering instant quotes. The quote pad also informs the consumer which insurance companies will provide quotes on a delayed basis, either via e-mail, mail or telephone. The response method varies among insurance products and companies. Currently, all term life and the majority of automobile quotes are provided through instant quotes. InsWeb is working with its participating insurance companies to increase implementation of instant quoting capability.

    DELIVERY OF LEADS. InsWeb's participating insurance companies pay transaction fees to InsWeb generally based on the delivery of qualified leads, or a commission from the sale of an insurance policy through InsWeb Insurance Services. Qualified leads are produced in two ways: for insurance companies providing instant online quotes, a qualified lead is produced when a consumer clicks to request insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when a consumer clicks to request the quote itself. In either case, InsWeb is paid a transaction fee whether or not the consumer actually purchases a policy. Once a lead is generated by the consumer's request for an application or offline quote, InsWeb transmits the lead either to InsWeb Insurance Services, or to the selected insurance company by e-mail, file transfer or direct connection to the insurance company's information system. InsWeb provides each participating insurance company with custom-formatted lead information based on the insurance companies individual requirements.

    PURCHASE OF POLICY. After InsWeb generates and delivers a qualified lead, insurance companies, or InsWeb Insurance Services, may respond directly to the interested consumer by e-mail, mail or telephone to close the purchase of the policy or direct the lead to an agent for follow-up. The delivery of a qualified lead to the insurance company does not require further involvement by InsWeb, although InsWeb monitors insurance company responses and works with companies and agents to ensure that they are responding to leads generated from the online insurance marketplace in a timely fashion. In addition, InsWeb performs closing services, through InsWeb Insurance Services, in both a traditional agency and an online setting, for some participating insurance companies. These closing services include advising consumers about coverage options, confirming consumer information, selling the policy and taking a premium deposit. In either case, the ongoing servicing of the insurance policy, after it has been sold, is generally performed by the insurance company. As of December 31, 2000, InsWeb Insurance Services is closing business on behalf of eight auto insurance carriers in four western states.

    CUSTOMER CARE. InsWeb provides assistance to consumers throughout the data entry, quote-generation, delivery and purchase process through embedded help icons, which link to explanations of the various steps in the process and through e-mail support. InsWeb's Customer Care Center provides additional help to consumers working through the process of shopping for insurance online through real-time chat and live telephone support.

     PRODUCTS AND SERVICES

     Insurance companies participating in InsWeb's online insurance marketplace offer automobile, term life, homeowners, renters, condominium, home warranty, motorcycle and pet insurance as well as variable annuities.

    AUTOMOBILE INSURANCE. Automobile insurance comprises the largest segment of the consumer insurance market, and, to date, has accounted for most of the consumer traffic on InsWeb's online marketplace, and a substantial majority of its revenues. At March 21, 2000, InsWeb's online marketplace offers quotes to qualified consumers in 49 states plus the District of Columbia. The following table shows, as of March 21, 2001, the percentage of the U.S. population residing in states where at least two companies offer automobile insurance quotes on the InsWeb online marketplace:


NUMBER OF COMPANIES          NUMBER OF STATES  PERCENTAGE OF U.S. POPULATION
OFFERING AUTO QUOTES                               RESIDING IN STATES AND
                                                    JURISDICTIONS COVERED
2 or more .................    43 plus D.C.               90.9 %
3 or more .................    33 plus D.C.               85.1 %
4 or more .................    26 plus D.C.               77.6 %
5 or more .................    20 plus D.C.               68.9 %

     For the year ended December 31, 2000, the national average for actionable insurance quotes received by consumers participating in InsWeb's online marketplace was 2.5, of which 1.4 were instant quotes. For the year ended December 31, 2000, California residents received an average of 6.3 actionable insurance quotes, of which 5.1 were presented instantly.

     TERM LIFE INSURANCE. The InsWeb online marketplace currently offers comparative quotes for term life insurance from six or more companies in 49 states plus D.C. The following table shows, as of March 31, 2001, the percentage of the U.S. population residing in states where at least six companies offer term life insurance quotes on the InsWeb online marketplace:


NUMBER OF COMPANIES         NUMBER OF STATES         PERCENTAGE OF U.S. POPULATION
OFFERING TERM LIFE QUOTES                                RESIDING IN STATES AND
                                                          JURISDICTIONS COVERED
6 or more ..............................   44 plus D.C.           97.9 %
7 or more ..............................   41 plus D.C.           96.8 %
8 or more ..............................   39 plus D.C.           89.6 %


    HOMEOWNERS/RENTERS/CONDOMINIUM INSURANCE. As of March 21, 2001, the InsWeb online marketplace offered quotes for homeowners, renters and condominium insurance from at least one insurance company in 16 states plus D.C., representing 48.5% of the population.

    VARIABLE ANNUITIES. InsWeb began offering quotes for the variable annuities product in December 2000. A variable annuity is a contract whereby an insurance company agrees to pay income to the purchaser in the future. The value of the annuity and the amount of the income, however, will vary based on the performance of underlying investments in specific subaccounts chosen by the purchaser. As of March 21, 2001, there are two insurance companies offering quotes in InsWeb's variable annuity marketplace. InsWeb expects that this product offering will continue to grow throughout 2001.

     INDIVIDUAL HEALTH INSURANCE. InsWeb began offering individual health insurance quotes in August 1998. Individual health insurance was initially offered in the form of preferred provider organization plans, health maintenance organization plans and traditional indemnity plans. In April 2000, InsWeb entered into a two-year linking agreement with eHealthInsurance.com under which InsWeb customers access a co-branded version of eHealthInsurance's individual health, small group health, and Medicare supplement insurance product offerings. As a result, InsWeb re-evaluated the cost to develop and market its health care product offerings and decided to discontinue its health care initiatives, which were primarily being carried out through the business and assets acquired as a result of InsWeb's acquisition of Benelytics, Inc. in 1998. As described in Note 19 of the Consolidated Financial Statements, in February 2001, InsWeb temporarily suspended its online health insurance quoting due to the decision by eHealthInsurance to unilaterally terminate the relationship. Additionally, eHealthInsurance has filed suit in U.S. District Court against InsWeb alleging InsWeb's failure to perform its obligations under the linking agreement. See
Item 3, Legal Proceedings.

     OTHER PRODUCTS AND SERVICES. InsWeb's online marketplace allows consumers to shop for home warranty, motorcycle and pet insurance in some states. At present, the InsWeb online marketplace does not offer multiple quotes with respect to these types of insurance, which are offered by a single insurance company for each product in the states in which it is available. InsWeb's long-term strategy is to expand the range of insurance products and services offered through its online insurance marketplace. From time to time, InsWeb licenses its insurance quoting functionality to insurance companies and financial institutions on a selected basis.

    NON-U.S. MARKETS. In 1998, InsWeb entered into a joint venture agreement with SOFTBANK Corp. to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The joint venture is carried out exclusively through InsWeb Japan K.K., a Japanese corporation, in which InsWeb owns a 25% interest. The parties to the joint venture agreement are currently negotiating a possible restructuring of InsWeb Japan K.K. The restructuring, if completed, would create a holding company which would control InsWeb Japan K.K. and other companies in which InsWeb does not have a financial interest. InsWeb's shares in InsWeb Japan K.K. would be exchanged for shares in the holding company. In conjunction with the joint venture agreement, InsWeb also entered into an agreement in August 1999 to provide consulting and hosting services to assist InsWeb Japan K.K. in developing its Internet strategy. Though this agreement has not been terminated, and would continue in the event of a restructuring, InsWeb does not expect to provide future consulting and hosting services to InsWeb Japan K.K.

     INSURANCE COMPANY RELATIONSHIPS

     InsWeb believes that establishing long-term relationships with reputable insurance companies is essential to its ability to offer a desirable insurance marketplace on its website. InsWeb's focus is to maintain and expand the product offerings available on the online marketplace by selling InsWeb's services to new companies and expanding InsWeb's relationship with participating insurance companies.

     Once an insurance company decides to participate in InsWeb's online insurance marketplace, InsWeb's implementation team works with the insurance company to integrate its insurance product information, which entails a process of specification development, education, planning and activation. Because of the complexity of interfacing with an insurance company's legacy computer systems, the implementation team conducts a thorough assessment of the insurance company's business processes, technical capabilities and desired interface to develop a comprehensive integration plan. Although the implementation process can be costly and time-consuming for both InsWeb and the insurance company, InsWeb believes that it represents a significant commitment by the insurance company, and that the insurance company typically views this expenditure of time and resources as an investment in a long-term relationship with InsWeb. Once an insurance company's initial implementation is complete, InsWeb works with the carrier to expand its geographic coverage and add insurance products.

         As of March 31, 2001, InsWeb had relationships with 36 insurance companies, including many large companies with established brand names that InsWeb believes are attractive to consumers. These companies include:


                                                      INSURANCE COMPANIES
TYPE OF INSURANCE

Automobile................. AAA Michigan                 Hartford
                            AIG                          Infinity
                            American Family              Kemper Auto & Home
                            Amica Mutual                 Meridian
                            Allstate                     National Merit
                            CSE Insurance Group          New York Central Mutual
                            Electric Insurance           Progressive
                            Explorer                     Permanent General
                            Financial Indemnity          Travelers
                            GE Financial Assurance       Tri-State
                            GMAC Integon
Term Life.................. Allstate Life                North American
                            Amica Life                   Ohio National
                            CNA                          Old Republic Life
                            GE Financial Assurance       Prudential Life
                            John Hancock                 Sun Life
                            Midland Life                 Western Southern
                            MONY Life Insurance Company  Zurich Kemper
                            Northwestern Mutual Life
Homeowners/Renters/Condo... American Family              Tri-State
                            Homesite
Home Warranty.............. Cross Country
Annuities.................. American Skandia             Western Southern

     To date, InsWeb has been dependent on a limited number of insurance companies for a significant portion of its revenues. Revenues from the top three carriers that participate in InsWeb's marketplace represented 34%, 53% and 64% for the years ended December 31, 2000, 1999 and 1998, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

     -    glossaries of insurance-related terms; and

     -    on-line chat, email and 800 phone service.

MARKETING AND SALES

     InsWeb's marketing program consists of a two-pronged effort, with substantial resources directed both at attracting increased consumer traffic to the InsWeb website, and building and expanding relationships with participating insurance companies. InsWeb believes that increased traffic will encourage insurance companies to develop and expand their relationship with InsWeb, and that enhancing the comparative shopping opportunities available through increased insurance company participation will drive further increases in consumer traffic.

     CONSUMER MARKETING

     InsWeb's consumer marketing program seeks to increase consumer traffic and brand awareness through the establishment of relationships with online companies as well as through direct offline and online consumer marketing.

     ONLINE RELATIONSHIPS. InsWeb believes that relationships with high-profile online companies can drive significant traffic to its site. InsWeb seeks out relationships with companies whose websites feature a high volume of traffic or a substantive focus that is related to the purchase of insurance coverage, such as sites related to automobiles or homes. Agreements with these online companies typically provide that InsWeb and the online company will share revenue from transaction fees generated through the relationship, and some require InsWeb to also pay a fixed fee to the online company. Online companies integrate links into their websites connecting to InsWeb's marketplace. InsWeb provides functionality to further integrate with online companies and, in some cases, provides co-branding functionality whereby the online company's logo is presented on the InsWeb marketplace to those consumers directed to InsWeb's marketplace from a company's site. For some of InsWeb's more significant online relationships, including Yahoo!, InsWeb has further integrated its functionality with these companies' sites by customizing the look and feel of InsWeb's insurance-related content and marketplace to replicate the design characteristics of the online company's site. Additionally, some of these companies have developed customized interfaces on their own site to link to the InsWeb marketplace. InsWeb's agreements with online companies typically have a 12 to 24 month term, with either party having a right to terminate the agreement on 30 to 90 days' notice. Notwithstanding the foregoing, the integration process requires a significant investment of the online company's time and resources, which InsWeb believes motivates the partner to maintain a long-term relationship with InsWeb.

     InsWeb and Yahoo! have entered into an agreement pursuant to which Yahoo! offers a co-branded version of the InsWeb online insurance marketplace on the Yahoo! website. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the Yahoo! site for automobile, homeowners and term life insurance. Under the agreement, InsWeb has agreed to pay to Yahoo! fixed fees, plus a portion of the associated revenues provided that certain minimum quarterly targets are met, for each user delivered to an InsWeb quote form from the co-branded site. This agreement was renewed in September 2000 for a period of one year.

     In December 1999, InsWeb and Microsoft entered into a two-year agreement pursuant to which Microsoft's MSN Insurance Center on MSN MoneyCentral offers co-branded comparative shopping services provided by InsWeb. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the MSN Insurance Center. Under the agreement, InsWeb has agreed to pay to MSN fixed fees for certain traffic guarantees, plus a fee for each user delivered to an InsWeb quote form from the co-branded site in excess of certain minimums.

     In February 2000, InsWeb and America On-line entered into a two-year agreement pursuant to which America Online offers a co-branded version of the InsWeb online insurance marketplace across the Netscape Netcenter, Compuserve and Digital City websites. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the Netscape website and premier insurance comparison-shopping aggregator of insurance offerings for Compuserve and Digital City. Under the agreement, InsWeb has agreed to pay to AOL fixed fees for certain impression targets plus a fee for each clickthrough over a cumulative minimum threshold. In February 2001, InsWeb and AOL amended the original contract to adjust the amount of fixed fees and targeted impressions for the remainder of the original term of the contract. As a result of this amendment, effective November 1, 2001, InsWeb will no longer be the exclusive provider of online insurance quotations on Netscape, and rather will become a preferred provider of these services.

     In January 2001, InsWeb acquired from Intuit Inc., certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly owned subsidiary of

Intuit. In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement, under which, Intuit and InsWeb have granted one another licenses to create links between their respective websites in order to create and operate a co-branded insurance center. This agreement also provides that InsWeb will be the exclusive aggregator of online consumer insurance services for Quicken.com, an Intuit website, and that Intuit will share in the associated revenues. This agreement has been entered into for an initial term of five years.

    TRADITIONAL CONSUMER MARKETING. As part of its branding effort, InsWeb developed a consumer marketing campaign, which began in 1998 with radio advertising in selected metropolitan markets, which was expanded in 1999 to include national television and syndicated radio advertising. In the first half of 2000, InsWeb changed its marketing focus to emphasize more online marketing efforts and eliminated the radio and television marketing campaigns.

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

     InsWeb's software architecture facilitates interoperability among software components to maximize responsiveness, flexibility and reliability. This architecture enables InsWeb to efficiently develop and deploy new insurance company-specific modules for underwriting, rating and data delivery. It also simplifies the process of providing InsWeb's core marketplace functionality for use on insurance company sites. In order to speed implementation for each participating insurance company, InsWeb has developed transmission software components which allow consumer data to be custom-formatted for delivery to each insurance company based on the requirements of the insurance company's computer system. InsWeb has developed custom communication software to provide multiple types of real-time telecommunication links to its participating insurance companies. These components provide a variety of solutions to the insurance companies to best meet their needs and interface with their legacy systems. InsWeb has devoted significant time and resources to maximize the efficiency of integrating new insurance companies into its online marketplace and to create a flexible, customizable Web interface. InsWeb's front-end user interface is accessible to consumers via standard Web browsers and is designed without unnecessary graphics that would increase download time.

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

     InsWeb  has  also  integrated  and  plans to  further  develop  systems  to facilitate incoming consumers though InsWeb's Customer Care Center and the processing of leads and sale of insurance policies through its agency operations. InsWeb's agency technology systems use a combination of our own proprietary technologies and commercially available, licensed technologies. This includes an array of proprietary advanced telephony and network tools in order to manage leads delivered from InsWeb's marketplace and online chat, email and phone calls received in the customer service center. InsWeb's proprietary automated customer management system has been developed to communicate and process data with InsWeb marketplace, outside rating services, credit bureaus, third-party data providers, and an online credit card processing company to facilitate the sale of an insurance policy to a consumer. Once a policy is sold, data is entered onto an agency management system, where upload and download interfaces between its agency management system and various carrier back office systems have been developed to streamline the proper fulfillment and servicing of sold policies.

     SECURITY

     InsWeb employs third-party firewall technology to protect its corporate network from intrusion and uses proprietary designs to isolate confidential data on its network so that only selected information is publicly available on its website. Consumer information is transmitted to InsWeb's site using Secure Socket Layer encryption technology, a widely used technology for transmitting encoded data via a Web browser. InsWeb employs a number of other encryption methods for delivery of consumer information to insurance companies. InsWeb protects its system management functions using security models integrated with the operating system. Additionally, some sensitive software applications incorporate proprietary authentication schemes.

     SITE OPERATIONS

     InsWeb's hardware servers, storage systems, Internet connections, back-up strategies and network are designed to allow its online marketplace to operate continuously. InsWeb's main Web servers are located at its headquarters facility in Gold River, California. InsWeb uses multiple service providers to access the Internet over multiple dedicated communication lines. InsWeb uses a separate server to operate the software for each primary insurance product, as well as at least one redundant server for each core product. InsWeb uses a number of internally-developed and third-party software products to monitor the performance and availability of its website and core products. InsWeb continuously monitors consumer traffic, response times and capacity to ensure a high quality of service for consumers and insurance companies. InsWeb maintains a back-up facility in Irvine, California through a third-party service provider to ensure the continuous operation of its online marketplace in case of a failure at its main facility.

PRODUCT DEVELOPMENT

     InsWeb devotes significant resources to improving the structure of its products and delivering additional tools that allow insurance companies to effectively reach consumers. InsWeb generally follows a semi-quarterly release schedule for new versions of its online user interface, which may incorporate technology advances, new product features and improvements in consumer interactivity. InsWeb also devotes resources to refining its online consumer tools and research materials, as well as developing new support products. InsWeb is also researching new methods of designing more useful insurance-related material and presenting it to the consumer in a more meaningful context.

     InsWeb's product development expenses were approximately $10.1 million in 1998, $8.9 million in 1999 and $8.7 million in 2000. Product development expenses in 1998 included approximately $5.5 million of purchased software licenses that were expensed due to InsWeb's decision not to integrate the software into its products.

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

     InsWeb competes with:

     - single insurance company websites that offer quotes for InsWeb's own insurance products online or by telephone;

     - Web-based information delivery services that use generic filings with state regulators to deliver estimated price quotes from various insurance companies;

     -    Web-assisted   agency   distribution   services,   that   provide   an
          Internet-based   distribution   channel  for   traditional   insurance
          agencies;

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

     In order to provide the types of services that require a license, InsWeb has caused a wholly-owned subsidiary to be licensed as an insurance agent. This subsidiary is currently licensed in 39 states (including the District of Columbia) and, in the remaining eleven states where corporations are not eligible to become licensed, is licensed through its officers or through resident agents that contract with InsWeb. InsWeb's policy is to post prominently on its website the jurisdictions in which the subsidiary is licensed. Links to agents that contract with InsWeb will be established to afford consumers access to licensed agencies. In addition, employees of InsWeb who are engaged in the sale of insurance are licensed as insurance agents. InsWeb's operations depend on the validity of and it's continued good standing under the licenses and approvals pursuant to which InsWeb's subsidiary, licensed officers and agents operate. Licensing laws and regulations vary from jurisdiction to jurisdiction. The applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion concerning the allowance, renewal and revocation of licenses and approvals. The inability to obtain the requisite agent licenses or other necessary licenses, permits, or authorizations could harm InsWeb's business.

     InsWeb transferred responsibility for the ongoing operation of InsWeb's website in April 1999 to its licensed subsidiary, and intends to conduct business activities that require a license through this subsidiary and InsWeb's licensed officers and agents. Offering services through this licensed subsidiary or through licensed officers and agents could create conflicts with insurance companies that have policies prohibiting them from employing insurance agents or from selling insurance through agents that compete with their own exclusive agents. These conflicts could result in a loss of business from these insurance companies and could harm InsWeb's business.

     InsWeb developed its Customer Care Center to provide assistance to consumers who visit InsWeb's website through real-time chat and live telephone support. InsWeb believes that the defined responsibilities of the service representatives staffing the Customer Care Center do not require licensure; however, InsWeb intends to comply with any licensing requirement of the jurisdictions served by the Customer Care Center.

     InsWeb faces additional regulatory risk because most of the laws and regulations governing the transaction of insurance, including laws and regulations relating to marketing and underwriting, do not currently address the delivery of services through electronic communications. Until these laws and regulations are revised to clarify their applicability to electronic commerce, any company offering insurance products and services through the Internet or other means of electronic commerce will face uncertainty as to compliance with these laws and regulations. InsWeb's policies and procedures may not be deemed acceptable by any regulatory body examining its activities in light of these potentially different laws and regulations. Any adverse regulatory actions could seriously harm InsWeb's business.

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

INTELLECTUAL PROPERTY

     InsWeb regards its intellectual property as critical to its success, and relies upon trademark, copyright and trade secrets laws in the United States and other jurisdictions to protect its proprietary rights. The INSWEB mark has been registered in the United States, France, Germany, South Korea, Japan and the United Kingdom, among others and applications are pending in several other countries. Other U.S. and worldwide trademark applications include, but are not limited to, eAgent, InsWeb.com, Powered by InsWeb, and Where You and Your Insurance Really Click. InsWeb has applied for patents on its core technology and related patentable subject matter, however no patent has yet issued, and thus InsWeb cannot currently prevent a competitor from independently using similar functionality. In connection with its acquisition of assets from Intuit in January 2001, InsWeb obtained the rights to patent applications filed by Intuit relating to Intuit's online insurance shopping and purchasing service. InsWeb intends to continue to pursue these patents. InsWeb's pending trademark registration and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in some foreign countries. InsWeb also seeks to protect its proprietary rights through physical and technological security measures, and through the use of confidentiality or license agreements with its business partners, employees, consultants, advisors and others, and generally to control access to, and distribution and use of, its software, documentation, business and other proprietary information. Despite InsWeb's efforts to protect its proprietary rights from unauthorized use or disclosure, employees, consultants, advisors or others may not maintain the confidentiality of InsWeb's proprietary information, and this proprietary information may otherwise become known, or be independently developed, by competitors. The steps InsWeb has taken may not prevent misappropriation of its proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the U.S.

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

EMPLOYEES

     As of December 31, 2000, InsWeb had 143 full-time employees, compared to 297 at December 31, 1999. This reduction in workforce is primarily attributable to InsWeb's restructuring plan and relocation to the Sacramento California area. InsWeb expects its workforce to increase once the relocation is completed. InsWeb has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. InsWeb considers its relations with its employees to be good. InsWeb believes that its future success will depend in part on the continued service of its senior management and key technical personnel and its ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in InsWeb's industry and geographical location is intense. InsWeb may not continue to be successful in attracting and retaining a sufficient number of qualified personnel to conduct its business in the future.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 21, 2001, InsWeb's executive officers were as follows:


NAME              POSITION WITH INSWEB                                       AGE

Hussein A. Enan   Chairman of the Board and Chief Executive Officer          55
Mark P. Guthrie   President, Chief Operating Officer and Chief Financial
                  Officer (Acting)                                           39
L. Eric Loewe     Senior Vice President, General Counsel                     43

     HUSSEIN A. ENAN co-founded InsWeb in February 1995 and has served as its Chairman of the Board and Chief Executive Officer since its inception. Mr. Enan also served as InsWeb's President from May 1999 to June 2000. From March 1992 to November 1994, Mr. Enan was a general partner at E.W. Blanch, a reinsurance intermediary that merged with his own wholly-owned company, Enan & Company, a reinsurance intermediary, in March 1992. Mr. Enan founded Enan & Company in February 1979. From November 1970 to March 1979, Mr. Enan held various executive positions at BEP International, a Canadian reinsurance intermediary.

     MARK P. GUTHRIE joined InsWeb in September 1997 as Senior Vice President of Strategic Partnerships and has served as its Executive Vice President of Operations from July 1998 to June 2000, as InsWeb's Chief Operating Officer since January 2000 and as InsWeb's President and acting Chief Financial Officer since June 2000. From July 1995 to August 1997, Mr. Guthrie held various positions with Industrial Indemnity, a nationwide property and casualty insurance company, most recently as senior operating officer of national programs.

     L. ERIC LOEWE joined InsWeb in October 1998 as General Counsel, Legal and Regulatory, responsible for all regulatory compliance issues, and has served as Senior Vice President and General Counsel since September 2000. Prior to joining InsWeb, Mr. Loewe held various positions with the National Association of Independent Insurers from January 1980 to September 1998. As Senior Counsel, Mr. Loewe was responsible for legislation and regulations affecting the association's 570 member companies. Mr. Loewe is a member of the Illinois and California bars.

ITEM 2.  PROPERTIES.

     InsWeb's corporate headquarters and its principal administrative, product development, sales and marketing operations have been relocated to a 55,000 square foot facility in the Sacramento California area, which InsWeb occupies under a lease expiring in 2010. InsWeb also leases approximately 65,000 square feet of office space in Redwood City, California under a lease expiring in September 2008. This space was formerly occupied by InsWeb as its headquarters facility. As of March 2001, approximately one-half of the Redwood City facility was sublet, and InsWeb anticipates subleasing the remainder of this property during 2001. InsWeb believes that its new facilities are adequate to meet its needs for future growth, and there should be no need to lease additional or alternative space in the near term.

ITEM 3.  LEGAL PROCEEDINGS.

     In February 2001, InsWeb temporarily suspended its online health-insurance quoting services due to the decision by eHealthInsurance, formerly InsWeb's exclusive provider of online health-insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small-group health and Medicare supplement insurance quotes to InsWeb users through a co-branded website. In February 2001, eHealthInsurance filed suit in the U.S. District Court for the Northern District of California alleging InsWeb's failure to perform its obligations under the agreement. The complaint seeks unspecified compensatory and punitive damages. InsWeb believes that the claims are without merit and that the outcome of this lawsuit will not have a material adverse effect on InsWeb's financial results, cash flow or financial position. In addition, InsWeb filed a countersuit in March 2001, alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     InsWeb did not submit any matters to a vote of its security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     InsWeb consummated its initial public offering on July 23, 1999. InsWeb's common stock is quoted on the Nasdaq National Market under the symbol "INSW." As of December 31, 2000, there were approximately 220 stockholders of record. Because many shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of InsWeb's common stock as reported on the Nasdaq National Market:


                                                             PRICE RANGE
                                                            QUARTER ENDED
                                                         -------------------
                                                           HIGH         LOW
September 30, 1999....................................... $44.00      $15.44
December 31, 1999........................................ $35.69      $16.00
March 31, 2000........................................... $26.13      $ 9.00
June 30, 2000............................................ $10.25      $ 2.09
September 30, 2000....................................... $ 3.25      $ 1.19
December 31, 2000........................................ $ 3.00      $ 0.50

         We have not paid any cash dividends on InsWeb's capital stock. InsWeb currently intends to retain future earnings, if any, for use in the operation and expansion of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Operating results" and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              YEAR ENDED DECEMBER 31,

                                                          -----------------------------------------------------------
                                                          ------------------------------------------------------------
Revenues: .............................................       2000(1)        1999        1998        1997        1996
                                                          ------------------------------------------------------------

  Transaction fees ....................................   $ 19,561       $ 19,138    $  3,151    $    116    $      7
  Development and maintenance fees ....................      3,598          2,673         789         551         199
  Other revenues ......................................         51             29         370          83          42
                                                          ------------------------------------------------------------
     Total revenues ...................................     23,210         21,840       4,310         750         248
Operating expenses:
  Product development .................................      8,690          8,871      10,077       3,210       2,900
  Sales and marketing .................................     38,248         33,477       8,954       3,167       2,010
  General and administrative ..........................     21,179         13,474       6,640       3,259       2,730
   Amortization of intangible assets ..................      1,150          3,129        --          --          --
  Amortization of stock-based
     compensation .....................................        912          1,272         540         470        --
   Impairment of goodwill and other intangibles
     (2) ..............................................      4,418           --          --          --          --
  Restructuring charge (3) ............................      2,167           --          --          --          --
                                                          ------------------------------------------------------------
     Total operating expenses .........................     76,764         60,223      26,211      10,106       7,640
                                                          ------------------------------------------------------------
Loss from operations ..................................    (53,554)       (38,383)    (21,901)     (9,356)     (7,392)
Other income (expense), net ...........................         56           (166)        600        --          --
Interest income (expense), net ........................      4,286          2,348      (1,189)        293         122
                                                          ------------------------------------------------------------
Loss before cumulative effect of a change in
  accounting principle ................................    (49,212)       (36,201)    (22,490)     (9,063)     (7,720)
Cumulative effect of a change in accounting
  principle ...........................................     (1,635)          --          --          --          --
                                                          ------------------------------------------------------------

Net loss ..............................................   $(50,847)      $(36,201)   $(22,490)   $ (9,063)   $ (7,720)
                                                          ============================================================

Loss per share before cumulative effect of a
  change in accounting principle--basic and diluted....   $  (1.40)      $  (1.52)   $  (1.52)   $  (0.62)   $  (0.56)
                                                          ============================================================

Net loss per share--basic and diluted .................   $  (1.45)      $  (1.52)   $  (1.52)   $  (0.62)   $  (0.56)
                                                          ============================================================
Shares used in computing net loss per share--basic
  and diluted .........................................     35,143         23,864      14,813      14,601      13,055
                                                          ============================================================


(1) Reflects the impact of the adoption of SAB 101 on revenue recognition effective January 1, 2000. Pro forma amounts of net loss and related diluted per share amounts, assuming retroactive application of the change in accounting principle for the years ended 1997 through 2000 (previous amounts were not material) are as follows:


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Proforma amounts reflecting the adoption of
SAB 101                                             2000        1999        1998       1997
                                                -------------------------------------------

Net loss ....................................   $(49,212)   $(37,195)   $(22,817)   $(9,376)
                                                ===========================================

Net loss per share--basic and diluted .......   $  (1.40)   $  (1.56)   $  (1.54)   $ (0.64)
                                                ===========================================

(2) Represents the write-down of goodwill and other intangible assets of Benelytics, Inc., in May 2000. See Note 10 to the consolidated financial statements.

(3)  Charge taken in May 2000 pursuant to InsWeb's  restructuring  plan. See
     Note 9 to the consolidated financial statements.

CONSOLIDATED BALANCE SHEET DATA:


                                                DECEMBER 31
                             -------------------------------------------------
                               2000      1999      1998      1997      1996
                             -------------------------------------------------
Cash and cash equivalents     24,795    25,689     8,337     2,360     6,807
Short-term investments ...    26,331    64,063      --        --        --
Working capital ..........    51,657    91,631     5,497     2,040     6,739
Total assets .............    73,008   118,281    49,357     5,140    93,523
Long-term debt ...........     1,312     1,464     2,089      --        --
Total stockholders' equity    63,884   111,185    19,582     3,062     7,476


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to InsWeb's future financial performance. These forward-looking statements are subject to various risks and uncertainties, including the factors described below under the caption "Factors That May Affect Our Future Performance," and other documents filed with the Securities and Exchange Commission, that could cause InsWeb's actual results to differ materially from historical results or those currently anticipated.

RECENT DEVELOPMENTS

     RESTRUCTURING - Effective May 1, 2000, State Farm Insurance, which accounted for approximately 39.5%, 31% and 14% of InsWeb's revenues for the years ended December 31, 1998, 1999 and 2000, respectively, discontinued its participation in InsWeb's marketplaces for auto, term life, homeowners, condominium and renters insurance. With State Farm's nonrenewal, auto insurance coverage is no longer available to consumers in three Canadian provinces, and homeowners and renters insurance is available in 33 fewer states. Term life offerings were not significantly affected in any state.

     To address this situation and other market conditions, InsWeb initiated strategic objectives to address its short-term business plans in order to manage its expenses and portfolio of cash and short-term investments, including an initial reduction of workforce in April 2000 by approximately 10% and a significant reduction in consumer marketing expenses beginning in the second quarter of fiscal 2000. In May 2000, the Board of Directors approved a decision to restructure InsWeb's operations in order to enhance operating efficiencies and to further develop its agency operations. The restructuring plan included the closure of InsWeb's facilities in Redwood City, San Carlos and Westlake Village, California and Bel Air, Maryland, the relocation of InsWeb's entire operations to the Sacramento, California area and the discontinuance of certain strategic initiatives. The restructuring plan was completed in the first quarter of 2001. See Note 9 to the consolidated financial statements.

EHEALTHINSURANCE.COM - In April 2000, InsWeb and eHealthInsurance announced the formation of an online partnership designed to leverage the companies' respective strengths in marketing, product offerings and customer service. Through this effort, InsWeb customers shopping for health insurance could access eHealthInsurance's selection of leading insurers, products and service offerings. The exclusive, two-year linking agreement included the marketing of individual health, small-group health and Medicare supplement insurance offerings from among the insurers participating with eHealthInsurance. As a result of this agreement, InsWeb negotiated termination agreements with its participating health insurance carriers and discontinued its existing health insurance marketplace. In February 2001, InsWeb temporarily suspended its online health insurance quoting due to the decision by eHealthInsurance to unilaterally terminate the relationship. Additionally, eHealthInsurance has filed suit in U.S. District Court against InsWeb alleging InsWeb's failure to perform its obligations under the linking agreement. The complaint seeks unspecified compensatory and punitive damages. InsWeb believes that the claims are without merit and that the outcome of this lawsuit will not have a material adverse effect on InsWeb's earnings, cash flow or financial position. In addition, InsWeb countersued eHealthInsurance on March 23, 2001 claiming that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb's business.

     ACQUISITION OF INTUIT INSURANCE SERVICES - In January 2001, InsWeb acquired from Intuit Inc., certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly owned subsidiary of Intuit in exchange for 7,019,389 shares of InsWeb's common stock. The purchase price, based on the fair value of the common stock value at the date the acquisition was announced, was approximately $12.5 million. Pursuant to related agreements, a representative from Intuit has been elected to the InsWeb Board of Directors, and some restrictions were placed on the ability of InsWeb to conduct future acquisitions or dispositions.

     In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement, under which Intuit and InsWeb have granted one another licenses to create links between their respective websites in order to create and operate a co-branded insurance center. This agreement also provides that InsWeb will be the exclusive aggregator of online consumer insurance services for Quicken.com, an Intuit website, and that subject to certain minimum clickthrough targets, Intuit will share in associated revenues. Intuit has also agreed to a not to compete covenant for a period of 5 years.

OVERVIEW

     InsWeb operates an online insurance marketplace that enables consumers to shop online for a variety of insurance products, including automobile, term life, homeowners, renters and health insurance, and obtain insurance company-sponsored quotes for actual coverage. In order to create this marketplace, InsWeb has established close relationships with a significant number of insurance companies throughout the United States.

     InsWeb's principal source of revenues is transaction fees. While quotes obtained through InsWeb's online insurance marketplace are provided to consumers free of charge, InsWeb's participating insurance companies pay transaction fees to InsWeb generally based on qualified leads delivered to them electronically, or a commission from the sale of an insurance policy through InsWeb Insurance Services. Qualified leads are produced in two ways: for insurance companies offering consumers instant online quotes, a qualified lead is produced when a consumer requests insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when the consumer clicks to request the quote itself. In either case, transaction fees are payable whether or not the consumer actually purchases an insurance policy from the insurance company, and revenue from transaction fees is recognized either at the time the qualified lead is delivered to the insurance company, or when the policy is sold by InsWeb Insurance Services or the insurance company.

     InsWeb also generates development and maintenance fees from its participating insurance companies. InsWeb charges a set-up fee to design and develop customized interfaces between an insurance company's information system and the InsWeb site. Development fees are typically deferred until the insurance company's integration with the InsWeb site becomes operational, at which time the development fees are recognized over the estimated life of the carrier relationship, typically 3 years. Prior to the adoption of SEC Staff Accounting Bulletin No. 101: Revenue Recognition (SAB 101), effective January 1, 2000, development revenues from set-up fees were recognized when the insurance company's integration became operational. Additional development fees are charged as insurance companies add new products, increase their geographic coverage and convert to instant quoting capability on InsWeb's online insurance marketplace, as well as for periodic upgrades and changes to insurance companies' information resident on the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb's facility that is dedicated to specific insurance companies. These maintenance fees are typically payable monthly and are recognized as revenue ratably over the term of the maintenance agreement. Prepaid development and maintenance fees are recorded as deferred revenue until earned. Development and maintenance fees are expected to account for a declining percentage of total revenues as InsWeb's online marketplace expands and transaction fees increase.

     InsWeb initially focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 75% of total revenues in 1998, 78% in 1999,and 69% in 2000. We anticipate that automobile insurance will continue to account for a significant portion of InsWeb's revenues for the foreseeable future. However, InsWeb intends to continue to expand its online insurance marketplace by adding new products and additional insurance companies, and expects fees related to automobile insurance to eventually decrease as a percentage of revenues as additional insurance companies and products are brought online.

     InsWeb has been dependent on a limited number of insurance companies for a majority of its revenues. Revenues from State Farm and AIG account for approximately 14% and 11%, respectively, of InsWeb's revenues for the year ended December 31, 2000, revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of InsWeb's revenues for the year ended December 31, 1999, and revenues from State Farm, AIG and Reliance Direct accounted for approximately 40%, 16% and 10%, respectively, of InsWeb's revenues for the year ended December 31, 1998. InsWeb expects its revenues to become less concentrated as new insurance companies are added to its online insurance marketplace. However, because of the broad market presence of some of InsWeb's participating insurance companies, InsWeb expects to continue to generate a substantial portion of its revenues from a limited number of insurance companies for the foreseeable future. State Farm discontinued its participation in InsWeb's online insurance marketplace as of May 1, 2000.

     Product development expenses consist primarily of payroll and related expenses for development and technology personnel. As discussed in the notes to the financial statements, management implemented EITF Issue 00-02, "Accounting for Website Development Costs," during the third quarter of 2000. This resulted in the capitalization of website development costs directly related to the enhancement and upgrade of the InsWeb site. Such costs had previously been expensed as period costs. Consistent with the guidance of EITF Issue 00-02, and other applicable accounting guidance, all other software development costs have been expensed as incurred. Though product development expenses decreased in fiscal 2000 compared to fiscal 1999, as a result of expenses capitalized under EITF 00-02, InsWeb expects that its product development costs will continue to increase for the foreseeable future.

     Sales and marketing expenses consist primarily of payroll and related expenses for InsWeb's sales and marketing personnel, as well as consumer marketing expenditures for advertising, public relations, promotions and fees paid to online companies with which InsWeb has relationships and expenses related to its customer care and insurance agency operations. Through the first quarter of fiscal 2000, InsWeb increased its sales and marketing expenses in order to establish and maintain relationships with insurance companies, attract increased consumer traffic to the InsWeb site, and develop the InsWeb brand. In the second quarter of 2000, InsWeb began concentrating its consumer marketing program on maintaining key online relationships, and on selective cost effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace. As a result, InsWeb began reducing consumer marketing expenses in the second quarter of 2000. Consumer marketing expenses are expected to increase in future periods as InsWeb expands its agency operations and maintains its online relationships.

     General  and  administrative  expenses  consist  primarily  of payroll  and related expenses for InsWeb's management, administrative and accounting personnel, expenses relating to site operations, occupancy costs, professional fees and other general corporate expenses. Although general and administrative expenses have increased in support of InsWeb's continued business and its operations as a public company, InsWeb expects that general and administrative expenses will decrease over the near term due to reduced headcount and cost containment measures undertaken as a result of the restructuring plans announced in May 2000.

     In 1998, InsWeb acquired Benelytics, Inc., a developer of employee health benefits selection and management software and reference data products, in order to accelerate the development of its health insurance product offerings. The total purchase price of $8.7 million consisted of 909,000 shares and warrants to purchase an aggregate of 12,000 shares of InsWeb's common stock with an estimated fair value of approximately $8.5 million and acquisition-related expenses and assumed liabilities. Of the total purchase price, $7.3 million was allocated to goodwill and $1.4 million to software and other intangible assets. In April 2000, InsWeb entered into a linking agreement with eHealthInsurance.com under which InsWeb customers access eHealthInsurance's individual health, small group health, and Medicare supplement insurance product offerings. As a result, InsWeb evaluated the cost to develop and market its health care product offerings and decided to discontinue the development of its health care initiatives, which were primarily being carried out through the business and assets acquired as a result of InsWeb's acquisition of Benelytics. InsWeb then evaluated the recoverability of the goodwill and other intangibles recognized in connection with this acquisition, and determined that the circumstances indicated an inability to recover the carrying amount of the assets. During the second quarter of 2000, InsWeb recorded a one-time, non-cash write down of $4,418,000 of goodwill and other intangible assets, including the assembled workforce and contractual relationships associated with the Benelytics acquisition. As of December 31, 2000, all intangible assets relating to the acquisition of Benelytics have been fully amortized or written off.

     Since its inception, InsWeb has incurred significant losses, and as of December 31, 2000, InsWeb had an accumulated deficit of $125.3 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb's technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb's marketing and sales activities. InsWeb intends to continue to invest in product development, sales and marketing and in its administrative infrastructure. As a result, InsWeb believes that it will continue to incur operating losses during the next fiscal year. Although InsWeb has experienced revenue growth in recent periods, its operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb's revenue growth will continue or that it will be able to achieve and sustain profitability. In view of the rapidly evolving nature of InsWeb's business and its limited operating history, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:


                                                         YEAR ENDED DECEMBER 31,
                                                         2000      1999     1998
                                                         ----      ----     ----
Revenues:

  Transaction fees ..................................    84.3%     87.6%     73.1%
  Development and maintenance fees ..................    15.5      12.2      18.3
  Other revenues ....................................     0.2       0.2       8.6
                                                        --------------------------
         Total revenues .............................   100.0     100.0     100.0

Operating expenses:
  Product development ...............................    37.5      40.6     233.8
  Sales and marketing ...............................   164.8     153.3     207.7
  General and administrative ........................    91.2      61.7     154.1
  Amortization of stock-based compensation ..........     3.9       5.8      12.5
  Amortization of intangible assets .................     5.0      14.3      --
  Impairment of goodwill ............................    19.0      --        --
  Restructuring charge ..............................     9.3      --        --
                                                        --------------------------
         Total operating expense ....................   330.7     275.7     608.1
                                                        --------------------------
Loss from operations ................................   (230.7)   (175.7)   (508.1)

Other income (expense) ..............................     0.2      (0.8)     13.9
Interest income, net ................................    18.5      10.7     (27.6)
                                                        --------------------------
Loss before accounting change .......................   (212.0)   (165.8)   (521.8)

Cumulative effect of a change in accounting principle    (7.1)     --        --
                                                        --------------------------
Net loss ............................................   (219.1)%  (165.8)%  (521.8)%
                                                        ===========================

     The financial table above reflects the adoption of SAB 101 effective January 1, 2001. See Note 3 to the consolidated financial statements.

YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

     TRANSACTION FEES. Transaction fees accounted for $19.6 million, or 84.3%, of total revenues in 2000, compared to $19.1 million, or 87.6%, in 1999. The increase in transaction fees for the year ended December 31, 2000 compared to the prior year was primarily the result of the increased number of leads generated by the increase in the number of completed shopping sessions, partially offset by a decline in revenue generated per shopping session and the discontinuation of State Farm's participation in the InsWeb online marketplace effective May 1, 2000. The increase in shopping sessions resulted from increased consumer traffic due to InsWeb's consumer marketing activities, and the addition of a substantial number of online relationships.

     During the year ended December 31, 2000, more than 2.1 million shopping sessions were completed at InsWeb, a 5% increase over the 2.0 million shopping sessions completed in 1999. Additionally, InsWeb recorded more than 8.0 million unique user sessions during the year ended December 31, 2000.

     DEVELOPMENT AND MAINTENANCE FEES. Development and maintenance fees accounted for $3.6 million, or 15.5%, of total revenues in 2000, compared to $2.7 million, or 12.2%, in 1999. The increase for year ended December 31, 2000 as compared to the same period last year, primarily resulted from revenue associated with a development agreement with InsWeb Japan K.K., and to a lesser extent, to an increase in the number of InsWeb's participating insurance companies. As InsWeb transitions to a greater number of agency based insurance carriers, development and maintenance fees is expected to decline in 2001.

OPERATING EXPENSES

     PRODUCT DEVELOPMENT. Product development expenses decreased to $8.7 million in 2000 from $8.9 million in 1999. The decrease was primarily attributable to the capitalization of website development costs as required by a recent accounting pronouncement, EITF 00-02. Excluding the $1.2 million capitalization of website development costs, net of amortization, the increase in product development expenses in 2000, was primarily attributed to a higher average headcount needed to support the requirements of InsWeb's growing network of participating insurance companies, online relationships, and to design, test and deploy InsWeb's product offerings. As a result of InsWeb' s announced restructuring plans, product development expenses are expected to decline in 2001 as a result of reductions in headcount and additional amounts capitalized under EITF 00-02.

     SALES AND MARKETING. Sales and Marketing expenses increased to $38.2 million in 2000 from $33.5 million in 1999. The increase was due to substantial increases in consumer marketing expenses, including increased costs and fees associated with new and existing online relationships, costs incurred in the first half of the year related to national radio and television campaigns, an increase in the average number of sales and marketing personnel, and operating costs associated with InsWeb's Customer Care Center and associated insurance agency activities. As InsWeb intends to continue to focus its marketing activities on online marketing programs, sales and marketing expenses are expected to decline in 2001 partially offset by increased personnel and operating costs associated with InsWeb's agency operations.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $21.2 million in 2000 compared to $13.5 in 1999. This increase was primarily due to increased personnel and related costs, increased office and occupancy costs associated with additional leased office facilities, and increased depreciation related to capital expenditures. InsWeb expects that general and administrative expenses will decrease in fiscal 2001 compared to fiscal 2000 due to reduced headcount and cost containment measures undertaken as a result of the announced restructuring plan announced in May 2000.

    AMORTIZATION OF STOCK-BASED COMPENSATION. Amortization of stock-based compensation decreased to $0.9 in 2000 compared to $1.3 million in 1999. This decrease is attributable to the reduction in employees in conjunction with InsWeb's restructuring plan.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $1.2 million in 2000, compared to $3.1 million in 1999. The decrease in expense is attributable to the write-down of the Benelytics, Inc. goodwill and other intangible assets in May 2000.

     RESTRUCTURING CHARGE. In May 2000, the Board of Directors approved a decision to restructure InsWeb's operations in order to enhance operating efficiencies and to further develop its agency operations. The restructuring plan included the closure of InsWeb's facilities in Redwood City, San Carlos and Westlake Village, California and Bel Air, Maryland, the relocation of InsWeb's entire operations to the Sacramento California area, and the discontinuance of certain strategic initiatives. The restructuring plan was completed in the first quarter of 2001. As a result of InsWeb's restructuring plan, in the second quarter of 2000, InsWeb recorded a restructuring charge of $1.5 million. The charge consisted of employee separation cost of $0.9 million, asset impairments related to its San Carlos facility of $1.1 million, and other exit costs of $0.5 million, offset by a lease termination fee of $1.0 million to be received as a result of the termination of a lease on InsWeb's San Carlos facility. In the third quarter of 2000, InsWeb recorded additional restructuring charges of $0.6 million. The charge consisted of additional employee separation costs of $0.1 million, asset impairments of $0.2 million, and other exit costs of $0.3 million. Other exit costs recorded in the third quarter of 2000, primarily represent future rent payments for closed facilities. As InsWeb completed its restructuring plan in the first quarter of fiscal 2001, no additional restructuring expenses are expected to be incurred with respect to this plan.

     Separately, InsWeb recorded charges for the year ended December 31, 2000 of approximately $4.8 million for retention agreements with key employees, relocation expenses, and other transition costs. These charges were recorded in product development, sales and marketing, and general and administrative expenses, respectively. InsWeb expects to incur additional retention, relocation and other transition costs to be incurred through the completion of the restructuring period in the first quarter of 2001. Though InsWeb's operating expenditures are expected to decline as a result of this restructuring plan through reduced headcount, a reduction of depreciation from assets disposed of and reduced occupancy expenses, operating expenses nevertheless may increase if the restructuring plan is not ultimately successful.

     IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES. In the second quarter of 2000, InsWeb evaluated the recoverability of the goodwill and other intangibles recognized in connection with its acquisition of Benelytics and determined, as a result of its partnership with eHealthInsurance announced in April 2000, that it would be unlikely to recover the carrying amount. Accordingly, during the second quarter of 2000, InsWeb recorded a one-time, non-cash write-down of $4.4 million of goodwill and other intangible assets, including the assembled workforce and contractual relationships, associated with the Benelytics acquisition. See Note 19 to the consolidated financial statements.

OTHER INCOME, (EXPENSE) NET

     Other income, net was $56,000 in 2000 compared to a loss of $166,000 in 1999, and primarily consisted of the gain on foreign currency exchange rate on its note payable to InsWeb Japan K.K. In 1999, other expense primarily consisted of InsWeb's equity share of the net loss of InsWeb Japan K.K. As of December 31, 2000 and 1999, InsWeb owned a 25% equity interest in InsWeb Japan K.K.

INTEREST INCOME, NET

     Interest income, net includes income earned on InsWeb's investments, and the expense related to its outstanding debt obligations. Net interest income for the year ended December 31, 2000 was $4.3 million compared to $2.4 million, for the same period in 1999. The increase in net interest income was primarily a result of the repayment of the line of credit in fiscal 1999 from the proceeds of InsWeb's initial public offering of common stock in July 1999, and increased interest income on cash and short-term investments in fiscal 2000.

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

    DEVELOPMENT AND MAINTENANCE FEES. Development and maintenance fees accounted for $2.7 million, or 12.2%, of total revenues in 1999, compared to $789,000, or 18.3% in 1998. The increase in development fees resulted primarily from an increased number of participating insurance companies whose integration with the InsWeb online insurance marketplace became operational during 1999. Maintenance fees increased as a result of the expansion in the number of InsWeb's participating insurance companies. These revenues are not subject to the provisions of SAB 101, which became effective January 1, 2000.

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

    SALES AND MARKETING. Sales and marketing expenses increased to $33.5 million in 1999 from $9.0 million in 1998. This increase was due to substantial increases in consumer marketing expenses, including increased costs and fees associated with new and existing online relationships, costs related to national radio and television campaigns, an increase in sales and marketing personnel and operating costs associated with establishing InsWeb's Customer Care Center to provide additional customer service.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $13.5 million in 1999 from $6.6 million in 1998. This increase was primarily due to increased personnel and related costs, increased office and occupancy costs associated with additional leased office facilities and increased depreciation related to capital expenditures.

    AMORTIZATION OF STOCK-BASED COMPENSATION. Amortization of stock-based compensation was $1.3 million in 1999 compared to $500,000 in 1998. This increase was attributable to the amortization of additional deferred compensation charges related to certain stock option grants where InsWeb has determined that the deemed fair market value on the date of grant was in excess of the exercise price of the options.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets was $3.1 million in 1999. This amount was attributable to the acquisition of Benelytics in December 1998.

OTHER INCOME (EXPENSE), NET

     Other expense in 1999 primarily consisted of InsWeb's equity share of the net loss of InsWeb Japan K.K. As of December 31, 1999, InsWeb owned a 25% equity interest in InsWeb Japan K.K. Other income, net in 1998 represented income from the sale of assets of InsWeb's property and casualty agent's line of business, net of a $50,000 non-compete fee.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, InsWeb's principal source of liquidity was $51.1 million in cash, cash equivalents and short-term investments.

     Net cash used in operating activities was $38.3 million in 2000 compared to $32.3 million in 1999. In each period, the use of cash primarily consisted of InsWeb's operating loss before non-cash items. In 2000, the non-cash items included the amortization and write-off of intangibles of $5.6 million, amortization of deferred compensation of $0.9 million, write-down of fixed assets as a result of the restructuring of $1.3 million and depreciation and amortization of fixed assets of $3.6 million. Increases in deposits and other assets, account payable, offset by accounts receivable, security deposits payable and deferred revenue contributed to the cash used in operations in 2000. In 1999, the non-cash items included amortization of intangibles of $3.1 million, amortization of deferred compensation of $1.3 million and depreciation and amortization of fixed assets of $1.8 million. Increases in accounts receivable and deposits, partially offset by increases in accounts payable and accrued expenses, also contributed to the cash used in operations in 1999.

     Net cash provided by investing activities was $34.6 million in 2000, and net cash used in investing activities was $74.3 million in 1999. Net cash provided by investing activities in 2000 primarily consisted of the sale of short-term investments, offset by purchases of equipment and furniture, website development costs, and the investment in a joint venture. Net cash used in investing activities in 1999 primarily consisted of the purchase of short-term investments with the proceeds from the issuances of preferred and common stock.

     Net cash provided by financing activities was $2.8 million in 2000 and $124.0 million in 1999. In 2000, net cash provided by financing consisted of proceeds from stock options and the employee stock purchase plan. Net cash provided by financing activities during 1999 primarily consisted of net proceeds of $56.3 million from the issuance of preferred stock, offset by the repayment of $19.3 million in borrowings under the line of credit and net proceeds of $89.6 million from the public offering of common stock.

     In September 2000, InsWeb signed a 10-year lease agreement through 2010 for additional office space in the Sacramento area to house its corporate headquarters and agency operations. InsWeb expects to incur additional costs for leasehold improvements and furniture and equipment associated with this lease through the second quarter of 2001. In December 2000, InsWeb subleased a portion of its Redwood City operating facilities and expects to sublease the rest during fiscal 2001, and expects revenue from existing and future subleases to offset its ongoing lease obligation related to the Redwood City facility. Future minimum lease payments under the Sacramento lease are $10.6 million for the term of the lease.

     In addition, under various marketing agreements with its online partners, InsWeb is obligated to make minimum payments totaling $31.5 million through various dates ending in 2005.

     InsWeb currently anticipates that its balances of cash and cash equivalents and short-term investments, together with cash generated by its operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Although InsWeb does not anticipate the need for additional financing, we nevertheless may need additional funds to meet all of InsWeb's anticipated operating needs, or to expand business internally or through acquisition. InsWeb cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, its business could be materially harmed. If additional funds were raised through the issuance of equity securities, the percentage ownership of InsWeb's then-current stockholders would be reduced.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 in 2001 is not expected to have a material effect on InsWeb's results of operations or financial condition.

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

     - the development of comparable services by competitors, which may reduce our market share;

     - the uncertainty of the extent to which the consumer market will adopt the Internet as the preferred medium for comparison shopping for and purchase of insurance products, which may limit our ability to generate revenue from consumers that visit our online marketplace or our insurance agency;

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

     Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain increased revenues. As a result, we believe that we will incur significant operating losses for the foreseeable future. We incurred operating losses of $21.9 million for the year ended December 31, 1998, $38.4 million for the year ended December 31, 1999, and $53.6 million for the year ended December 31, 2000. As of December 31, 2000, our accumulated deficit was $125.3 million. Although we experienced significant revenue growth in earlier periods, this growth rate is not sustainable and revenues may decrease from comparable prior year periods. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

     - Our ability to convert site visits into transaction fees and/or revenue from insurance agency activities may fluctuate due to changes in our user interface or other features on our site or changes in the underwriting criteria used by our participating insurance companies to determine which consumers will be offered quotes; and

     - Our ability to generate transaction fees and/or revenue from insurance agency activities may also be harmed due to technical difficulties on our website that hamper a consumer's ability to start or complete a shopping session.

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

BECAUSE A SIGNIFICANT PORTION OF OUR REVENUE IS ATTRIBUTABLE TO AUTOMOBILE INSURANCE SHOPPING ON OUR ONLINE MARKETPLACE, WE ARE ESPECIALLY VULNERABLE TO RISKS RELATED TO THE ONLINE MARKET FOR AUTOMOBILE INSURANCE OR THE AUTOMOBILE INSURANCE INDUSTRY GENERALLY

     Automobile insurance accounted for approximately 75% of total revenues in the year ended December 31, 1998, approximately 78% of total revenues in the year ended December 31, 1999 and approximately 69% in the year ended December 31, 2000. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, our business is likely to be affected by any events or changes that affect the automobile insurance industry as a whole.

IF WE ARE UNABLE TO PROMOTE OUR BRAND AND EXPAND OUR BRAND RECOGNITION, OUR ABILITY TO DRAW CONSUMERS TO OUR WEBSITE WILL BE LIMITED

     A growing number of websites offer services that are similar to and competitive with the services offered on our online insurance marketplace. Therefore, a positive recognition of our brand is critical to attracting additional consumers to our website, strengthening our relationships with participating insurance companies and attracting new insurance companies. In order to attract and retain consumers and insurance companies and to promote and maintain our brand, through the first quarter of 2000, we increased our financial commitment to creating and maintaining prominent brand awareness. Beginning in the second quarter of 2000, our consumer marketing program has been reduced and currently consists of the maintenance of certain network online relationships, and other selective cost effective marketing campaigns, designed to maintain consumer awareness of InsWeb and our online insurance marketplace. If our marketing efforts do not generate a corresponding increase in revenues or we otherwise fail to successfully promote our brand, or if these efforts require excessive expenditures, our business will be harmed. Moreover, if visitors to our website do not perceive our existing services or the products and services of our participating insurance companies to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be harmed.

OUR PLANS TO OFFER ADDITIONAL SERVICES COULD RESULT IN SIGNIFICANT EXPENDITURES, AND WE MAY NOT GENERATE SUFFICIENT REVENUE TO OFFSET THESE EXPENDITURES

     We intend to offer additional services including, among other things:

     - performing activities on behalf of an increased number of insurance companies as an authorized agent;

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

     The online insurance distribution market is a new industry and, like the broader electronic commerce market, is both rapidly evolving and highly competitive. Increased competition, particularly by companies offering online insurance distribution, could reduce the fees we are able to charge our participating insurance companies or increase the fees we are required to pay to online companies with which we have strategic relationships, resulting in reduced margins or loss of market share, any of which could harm our business. In addition, our current and future competitors may be able to:

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

IF OUR PARTICIPATING INSURANCE COMPANIES OR OUR INSURANCE AGENCY DO NOT CONTINUE TO PROVIDE HIGH QUALITY PRODUCTS AND SERVICE TO CONSUMERS, OUR BRAND WILL BE HARMED AND OUR ABILITY TO ATTRACT CONSUMERS TO OUR WEBSITE WILL BE LIMITED

     Our ability to maintain a positive recognition of our brand depends in part on the quality of the products and services consumers receive from our participating insurance companies or our insurance agency, including timely response to requests for quotes or coverage. If we are unable to provide consumers with high-quality products and services, the value of our brand may be harmed and the number of consumers using our services may decline. We have from time to time received complaints from consumers who have not received a timely response to a request for an insurance quote. Although we have taken steps to increase responsiveness to consumer requests, these steps and/or proposed methods may not be successful. In addition, if any of our major participating insurance companies were to discontinue their business, be downgraded by insurance company rating services or be financially harmed by trends in the insurance industry, our brand may be harmed.

OUR PLAN TO EXPAND OUR ONLINE INSURANCE AGENCY OPERATIONS WILL REQUIRE SIGNIFICANT RESOURCES AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES TO RECOVER OUR EXPENSES

Since October 1999, InsWeb has been operating an online insurance agency business in California. Our online agency receives a commission on the sale and renewal of the automobile insurance polices sold though its offices. Our plan to expand our online agency operations requires that we attract and retain highly skilled sales agents and customer care personnel. We will face competition from other agencies and insurance companies for these agents. In addition, we will need additional carriers to appoint us as an agent and pay us commissions. Although the agency infrastructure is already in place, integration of additional carriers into our online agency operations may take more time and be more expensive than we project. If we are unable to implement our expansion in a timely and cost-effective manner, we may not be able to recover our costs and our business will be harmed.


BECAUSE A LIMITED NUMBER OF INSURANCE COMPANIES ACCOUNT FOR A MAJORITY OF OUR REVENUES, THE LOSS OF A SINGLE INSURANCE COMPANY RELATIONSHIP COULD RESULT IN A SUBSTANTIAL DROP IN OUR REVENUES

     Revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues for the year ended December 31, 1999, and revenues from State Farm, AIG, and GE Financial Assurance accounted for approximately 14%, 11% and 9%, respectively, of our revenues for the year ended December 31, 2000. Effective May 1, 2000, State Farm is no longer participating in InsWeb's marketplaces for auto, term life, homeowners, condominium and renters insurance. As a result of State Farm's withdrawal, revenues for the second quarter of 2000 from State Farm declined to approximately 15% of total revenues, and no revenue from State Farm was recognized for the third and fourth quarter of 2000. Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. Although InsWeb continually seeks new carriers to participate in the online marketplace, we may be unable to add any new carriers.

IN MOST JURISDICTIONS, WE RELY ON THE PARTICIPATION OF A LIMITED NUMBER OF INSURANCE COMPANIES ON OUR ONLINE MARKETPLACE, AND THE LOSS OF ANY OF THESE
INSURANCE  COMPANIES  COULD  MAKE OUR  ONLINE  MARKETPLACE  LESS  ATTRACTIVE  TO
CONSUMERS

     Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with a significant number of insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from one to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only three or fewer insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. At December 31, 2001, there were 17 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. No automobile insurance quotes are available in New Jersey, and as of December 31, 2000, there were eight jurisdictions in which only one insurance company is offering automobile quotes on our online marketplace. If any other insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be greatly diminished.

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

     We have entered into exclusive arrangements with Yahoo! Inc. and MSN under which our website is the exclusive insurance site included in their website, and a significant marketing agreement with AOL. For the years ended December 31, 2000 and 1999, we received approximately 24.5% and 10.1% of our website traffic from these online relationships, respectively, and approximately 47.5% and 33.7% of our traffic from all of our online relationships combined, respectively. In January 2001 we entered into an agreement with Intuit, Inc by which InsWeb will serve as the exclusive aggregator of online consumer insurance services for Quicken.com(R), QuickenInsurance and certain Quicken consumer desktop products. Our ability to increase our revenues will depend, in part, on increased traffic to our website that we expect to generate through these significant online relationships.

     Our relationships with online companies typically have a 12-month term and do not provide us with automatic renewal rights upon termination. In addition, these agreements are typically terminable by either party on 30 to 90 days' notice. We may not be able to negotiate or renew marketing agreements with online companies on terms that are acceptable to us. The termination, non-renewal or renewal on unfavorable terms of a relationship from which we generate significant traffic to our website would harm our business. Additionally, an online company's failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we receive at our site, harming our business.

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

OUR WEBSITE MAY NOT PERFORM AT LEVELS THAT ARE SATISFACTORY TO CONSUMERS

     We are continually enhancing and expanding our technology, quote generating systems, network infrastructure and other technologies to accommodate the volume of traffic on our website. We may be unsuccessful in these efforts or we may be unable to accurately project the rate or timing in the volume of traffic on our website. In addition, we cannot predict whether additional network capacity will be available from third party suppliers as we need it. Also, our network or our suppliers' networks might be unable to timely achieve or maintain a sufficiently high capacity of data transmission to timely process orders or effectively download data, especially if our website traffic increases. Our failure to achieve or maintain high capacity data transmission could significantly reduce consumer demand for our services.

OUR FACILITIES AND SYSTEMS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED LOSSES, AND WE MAY NOT HAVE ADEQUATE INSURANCE TO COVER SUCH LOSSES

     Our computer hardware operations are located in leased facilities in Gold River, California. A full backup system is located in Irvine, California. If both of these locations experienced a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, power loss, telecommunications failures, break-ins, natural disasters and similar events. If we seek to replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

WE  MAY  EXPERIENCE   TECHNOLOGICAL   PROBLEMS  OR  SERVICE  INTERRUPTIONS  WITH
INDIVIDUAL INSURANCE COMPANIES, WHICH COULD HARM THE QUALITY OF SERVICE ON OUR WEBSITE

     Several of our participating insurance companies have chosen a technical solution that requires that our Web servers communicate with these insurance companies' computer systems in order to perform the underwriting and risk analysis and rating functions required to generate quotes. Thus, the availability of quotes from a given insurance company may depend in large part upon the reliability of that insurance company's own computer systems, over which we have no control. A malfunction in an insurance company's computer system or in the Internet connection between our Web servers and the insurance company's system, or an excess of data traffic on that system, could result in a delay in the delivery of e-mail quotes or could cause an insurance company that provides instant quotes to go offline until the problem can be remedied. Moreover, the malfunction could cause the carrier to dispute the number of leads it received from InsWeb. Further, a computer malfunction could cause an insurance company to quote erroneous rates, in which case the insurance company would be required to take itself offline until the malfunction can be corrected. Any technological problems with or interruption of communications with an insurance company's computer systems could materially reduce the number of competing insurance companies available to provide quotes, and therefore the level of service perceived by consumers, on our online marketplace.

OUR RECENT REDUCTION IN FORCE AND PLANNED FUTURE GROWTH HAS PLACED A SIGNIFICANT STRAIN ON OUR MANAGEMENT, SYSTEMS AND RESOURCES, AND WE MAY EXPERIENCE DIFFICULTIES IN MANAGING OUR OPERATIONS IN THE FUTURE

     Through the quarter ended March 31, 2000, we experienced growth and expansion that placed a strain on our administrative, operational and financial resources and increased demands on our systems and controls. As a result of our restructuring plans, however, our workforce declined by approximately 52% between April 2000 and December 31, 2000. This reduction has occurred through a combination of InsWeb initiated terminations and voluntary resignations. If our management is unable to manage our resources effectively, our business will be harmed. This prior growth and subsequent reduction in force has resulted in a continuing increase in the level of responsibility for our management personnel. We anticipate that our continued operations will require us to retain our current personnel and to recruit, hire, train and retain new managerial, technical, sales and marketing personnel based on the attrition of our current employee base. Our ability to manage our operations successfully will also require us to improve our operational, management and financial systems and controls on a timely basis.

WE RELY ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND THE INSURANCE INDUSTRY AND TECHNICAL EXPERTISE WOULD BE EXTREMELY DIFFICULT TO REPLACE

     Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, our Chairman and Chief Executive Officer; and Mark
P. Guthrie, our President, Chief Operating Officer and Chief Financial Officer (acting). The loss of the services of any of our executive officers or other key employees could harm our business. For example, in March 2000, Stephen Robertson, our Chief Financial Officer, resigned to pursue other professional interests. This resignation has put additional pressure on our executive management team to fulfill his functional responsibilities. As of the date of this report, we have not recruited a permanent Chief Financial Officer.

     We have no long-term employment agreements with any of our key personnel other than Mr. Enan, whose employment agreement expires in July 2002. We maintain a $2 million life insurance policy on Mr. Enan that names us as the beneficiary, but maintain no similar insurance on any of our other key employees. Additionally, InsWeb granted stock options as incentives to executive officers and new employees, including Mr. Guthrie, and certain other key personnel. As the value of these incentives are highly dependent on an increase in the market price of our common stock, we may be unable to retain such key employees, nor retain or recruit other officers and key employees in the future.

BECAUSE OF INTENSE COMPETITION FOR PERSONNEL, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL, WHICH COULD SLOW THE PROCESS OF ADDING NEW INSURANCE COMPANIES TO OUR WEBSITE OR OTHERWISE HARM OUR BUSINESS

     Our future success depends on our continuing ability to attract, retain and motivate highly skilled employees, particularly with respect to technology development and implementation, including integration of insurance companies into our online marketplace. If we are not able to attract and retain new personnel, particularly to expand our technology development and implementation team, our business will be harmed. The implementation of new insurance companies on our site is a technologically complex and labor-intensive process.
Accordingly, any difficulty we face in attracting and retaining talented development and implementation personnel could slow the process of adding new insurance companies to our online marketplace and therefore limit our ability to increase the attractiveness of our services to consumers. As competition for personnel is intense, we may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we may experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS

     As of December 31, 2000, our international operations consist of activities with and through our joint venture partner, InsWeb Japan K.K. (of which we currently own a 25% equity interest) to develop and maintain an online insurance marketplace in Japan. Though our foreign operations are limited they are subject to other inherent risks, including:

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

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

     We regard our intellectual property as critical to our success. We rely on trademark, copyright and trade secret laws to protect our proprietary rights. We have registered the INSWEB mark in the United States, Japan, France, Germany, South Korea, Japan and the United Kingdom and applications are pending in several other countries. Other United States and worldwide trademark applications include, but are not limited to, eAgent, InsWeb.com, Powered by InsWeb, and Where You and Your Insurance Really Click. We have patent applications on file in the United States. Our trademark registration and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply.

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

OUR STOCK PRICE HAS FLUCTUATED WIDELY, AND INTERNET STOCKS IN GENERAL HAVE BEEN EXTREMELY VOLATILE

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     InsWeb is exposed to financial market risks including changes in interest rates and, to a lesser degree, foreign currency exchange rates. The fair value of InsWeb's investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short term nature of the major portion of InsWeb's investment portfolio. InsWeb's interest income is sensitive to changes in the general level of U.S. interest rates, particularly since all of our funds are invested in instruments with maturities currently less than one year. InsWeb's policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Funds in excess of current operating requirements are invested in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and large corporations.

     The table below represents carrying amounts and related weighted-average interest rates by year of maturity of InsWeb's investment portfolio at December 31, 2000:


                                                 2001
                                                -----
(In thousands, except interest rates)
Cash and equivalents ...................   $   24,795
Average interest rate ..................        6.24%
Investments ............................   $   26,331
Average interest rate ..................        6.67%
Total investment securities ............   $   51,126
  Average interest rate ................        6.47%


     InsWeb's revenue and capital spending is transacted in U.S. dollars. As discussed in the notes to the consolidated financial statements, InsWeb investment in InsWeb Japan K.K. and the note payable to strategic partner and shareholder is denominated in Japanese Yen. InsWeb has not engaged in hedging transactions to reduce its exposure to fluctuations that may arise from changes in foreign exchange rates. Based on InsWeb's overall currency rate exposure at December 31, 2000, a near-term 10% appreciation or depreciation would have an immaterial affect on InsWeb's operating results or financial condition.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages 37-62.

REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
INSWEB CORPORATION:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of InsWeb Corporation and Subsidiaries (InsWeb) at December 31, 2000 and 1999, and the results of their operations and of their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of InsWeb's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, effective January 1, 2000, InsWeb adopted the provisions of Staff Accounting Bulletin No. 101, REVENUE RECOGNITION.


/s/ PricewaterhouseCoopers LLP
  Sacramento, California
  January 31, 2001, except for Notes 11 and 19,
   for which the date is March 30, 2001

                       INSWEB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                      DECEMBER 31,
                                                                                 --------------------
                                                                                  2000          1999
                                                                                  ----          ----
ASSETS
Current assets:
  Cash and cash equivalents ................................................   $  24,795    $  25,689
  Short-term investments ...................................................      26,331       64,063
                                                                                 --------------------

     Total cash, cash equivalents and short-term investments ...............      51,126       89,752
  Accounts receivable, net of allowance of $135 and $142 ...................       2,935        4,268
  Prepaid expenses and other current assets ................................       3,852        2,974
                                                                                 --------------------

     Total current assets ..................................................      57,913       96,994
Property and equipment, net ................................................       8,666        7,357
Investment in joint venture ................................................       1,908        1,449
Long-term investments in securities ........................................        --          4,979
Intangible assets, net of accumulated amortization of $0 and $3,129 ........        --          5,568
Deposits and other assets ..................................................       3,318        1,934
Capitalized website development costs, net .................................       1,203         --
                                                                                 --------------------
     Total assets ..........................................................   $  73,008    $ 118,281
                                                                                 ====================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable .........................................................   $   1,010    $   2,108
  Accrued expenses .........................................................       2,036        3,072
  Deferred revenue .........................................................       3,124          183
  Restructuring accrual ....................................................          86         --
                                                                                 --------------------
     Total current liabilities .............................................       6,256        5,363
Note payable to strategic partner ..........................................       1,312        1,464
Tenant security deposits ...................................................       1,020           60
Other liabilities ..........................................................         536          209
                                                                                 --------------------
     Total liabilities .....................................................       9,124        7,096
                                                                                 --------------------
Commitments and contingencies (Notes 9, 11 and 19)

Stockholders' equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares.  No
  shares issued or outstanding in 2000 and 1999  ...........................        --           --
Common stock, $0.001 par value. Authorized: 150,000; Issued and outstanding:
  35,273 shares in 2000 and 34,743 shares in 1999 ..........................          35           35
Paid-in capital ............................................................     189,356      188,223
Common stock warrants ......................................................         113          113
Deferred stock compensation ................................................        (309)      (2,888)
Accumulated other comprehensive (loss) income ..............................         (53)         113

Accumulated deficit ........................................................    (125,258)     (74,411)
                                                                                 --------------------

     Total stockholders' equity ............................................      63,884      111,185
                                                                                 --------------------

     Total liabilities and stockholders' equity ............................   $  73,008    $ 118,281
                                                                                 ====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                       INSWEB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                     2000       1999        1998
                                                                     ----       ----        ----
Revenues:
  Transaction fees................................................   $19,561     $19,138     $3,151
  Development and maintenance fees................................     3,598       2,674        789
  Other revenues..................................................        51          29        370
                                                                    --------------------------------
      Total revenues..............................................    23,210      21,841      4,310
                                                                    --------------------------------
Operating expenses:
  Product development.............................................     8,690       8,871     10,077
  Sales and marketing.............................................    38,248      33,477      8,954
  General and administrative......................................    21,179      13,474      6,640
  Amortization of intangible assets...............................     1,150       3,129          -
  Amortization of stock-based compensation........................       912       1,272        540
  Impairment of goodwill and other intangibles....................     4,418           -          -
  Restructuring charge............................................     2,167           -          -
                                                                    --------------------------------
      Total operating expenses....................................    76,764      60,223     26,211
                                                                    --------------------------------
         Loss from operations.....................................  (53,554)    (38,382)   (21,901)
Other income (expense), net.......................................        56       (166)        600
Interest income (expense), net....................................     4,286       2,347    (1,189)
                                                                    --------------------------------
         Loss before cumulative effect of a change in accounting
         principle................................................  (49,212)    (36,201)   (22,490)

Cumulative effect of a change in accounting principle.............   (1,635)           -          -
                                                                    --------------------------------
         Net loss................................................. $(50,847)   $(36,201)  $(22,490)
                                                                    ================================
Net loss per share--basic and diluted:
Loss before cumulative effect of a change in accounting
principle.........................................................   $(1.40)     $(1.52)    $(1.52)
Cumulative effect of a change in accounting principle.............    (0.05)           -          -
                                                                    --------------------------------

Net loss per share--basic and diluted.............................   $(1.45)     $(1.52)    $(1.52)
                                                                    ================================
Weighted average shares used in computing net loss per
   share--basic and diluted.......................................   35,143      23,864     14,813
                                                                    ================================
Proforma   amounts   reflecting  the  adoption
  of  SAB  101  (Note  3)  applied retroactively:
   Net loss                                                        $(49,212)   $(37,195)  $(22,817)
                                                                    ================================

   Net loss per share--basic and diluted..........................   $(1.40)     $(1.56)    $(1.54)
                                                                    ================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     INSWEB CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         CONVERTIBLE PREFERRED
                                                                 STOCK                COMMON STOCK
                                                        ------------------------ -----------------------
(IN THOUSANDS)                                                                                              PAID-IN
                                                          SHARES       AMOUNT      SHARES      AMOUNT       CAPITAL
                                                        ------------ ----------- ------------ ---------- ---------------
Balances, December 31, 1997 .......................             443         $ 1       14,611        $15         $19,503
Issuance of preferred stock for cash and receivable,
   net of $1,649 in issuance costs.................             190           -                                  29,398
Issuance of common stock for acquisition...........                                      909          1           8,388
Issuance of common stock warrants in connection with
   acquisition.....................................
Exercise of stock options..........................                                      420          -             568
Deferred stock compensation........................                                                               1,618
Amortization of deferred stock compensation
Net loss...........................................
                                                        ------------ ----------- ------------ ---------- ---------------
Balances, December 31, 1998........................             633           1       15,940         16          59,475
Issuance of preferred stock for cash and receivable,
   net of $71 in issuance costs....................             186           -                                  34,929
Issuance of common stock for cash..................                                       32          -             297
Issuance of common stock in initial public offering,
   net.............................................                                    5,750          6          89,549
Conversion of preferred shares to common shares
   related to initial public offering..............           (819)         (1)       12,287         12            (11)
Deferred stock compensation........................                                                               2,347
Amortization of deferred stock compensation
Exercise of stock options..........................                                      734          1           1,637
Comprehensive income(loss):
   Cumulative translation adjustment...............
   Unrealized loss on investments..................
   Net loss........................................
Comprehensive loss.................................
                                                        ------------ ----------- ------------ ---------- ---------------
Balances, December 31, 1999........................              --          --       34,743         35         188,223
Sales of shares through employee stock purchase plan
                                                                                         102          -             936
Deferred stock compensation........................                                                             (1,667)
Amortization of deferred stock compensation
Exercise of stock options..........................                                      428          -           1,864
Comprehensive income (loss):
   Cumulative translation adjustment...............
   Unrealized gain on investments..................
   Net loss........................................
Comprehensive loss.................................
                                                        ------------ ----------- ------------ ---------- ---------------
Balances, December 31, 2000........................              --           --      35,273        $35        $189,356
                                                        ============ =========== ============ ========== ===============


                                                                                               ACCUMULATED OTHER

(IN THOUSANDS)                                          COMMON STOCK     DEFERRED STOCK  COMPREHENSIVE   ACCUMULATED
                                                          WARRANTS        COMPENSATION   INCOME (LOSS)     DEFICIT         TOTAL
                                                        ---------------- -------------- --------------- ------------- -----------
Balances, December 31, 1997 .......................                  --         $(736)             --     $(15,720)      $3,063
Issuance of preferred stock for cash and receivable,
   net of $1,649 in issuance costs.................                                                                       29,398
Issuance of common stock for acquisition...........                                                                        8,389
Issuance of common stock warrants in connection with
   acquisition.....................................                 113                                                      113
Exercise of stock options..........................                                                                          568
Deferred stock compensation........................                            (1,618)                                         -
Amortization of deferred stock compensation                                        541                                       541
Net loss...........................................                                                         (22,490)    (22,490)
                                                        ---------------- -------------- --------------- ------------- -----------
Balances, December 31, 1998........................                 113        (1,813)              --      (38,210)      19,582
Issuance of preferred stock for cash and receivable,
   net of $71 in issuance costs....................                                                                       34,929
Issuance of common stock for cash..................                                                                          297
Issuance of common stock in initial public offering,
   net.............................................                                                                       89,555
Conversion of preferred shares to common shares
   related to initial public offering..............                                                                            -
Deferred stock compensation........................                            (2,347)                                         -
Amortization of deferred stock compensation                                      1,272                                     1,272
Exercise of stock options..........................                                                                        1,638
Comprehensive income(loss):
   Cumulative translation adjustment...............                                                155                       155
   Unrealized loss on investments..................                                               (42)                      (42)
   Net loss........................................                                                         (36,201)    (36,201)
                                                                                                                      ===========
Comprehensive loss.................................                                                                     (36,088)
                                                        ---------------- -------------- --------------- ------------- -----------
Balances, December 31, 1999........................                 113        (2,888)             113      (74,411)     111,185
Sales of shares through employee stock purchase plan
                                                                                                                             936
Deferred stock compensation........................                              1,667                                         -
Amortization of deferred stock compensation                                        912                                       912
Exercise of stock options..........................                                                                        1,864
Comprehensive income (loss):
   Cumulative translation adjustment...............                                              (201)                     (201)
   Unrealized gain on investments..................                                                 35                        35
   Net loss........................................                                                         (50,847)    (50,847)
                                                                                                                      -----------
                                                                                                                      -----------
Comprehensive loss.................................                                                                     (50,013)
                                                        ---------------- -------------- --------------- ------------- -----------
Balances, December 31, 2000........................                $113         $(309)           $(53)    $(125,258)     $63,884
                                                        ================ ============== =============== ============= ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       INSWEB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------------
                                                                                      2000         1999         1998
                                                                                      ----         ----         ----
Cash flows from operating activities:
  Net loss ....................................................................   $ (50,847)   $ (36,201)   $ (22,490)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ............................................       3,631        1,813          985
     Amortization of stock-based compensation .................................         912        1,272          540
     Write-down of fixed assets included in restructuring charge ..............       1,269         --           --
     Amortization of intangible assets ........................................       1,150        3,129         --
     Foreign currency translation (gain) loss on note payable to strategic
     partner ..................................................................        (152)         158         --
     Equity loss from joint venture ...........................................          48           12         --
     Loss on disposal of equipment ............................................          41            3
     Impairment of goodwill ...................................................       4,418         --           --
     Loss on software license .................................................        --           --          5,450
     Income from sale of property and casualty agents business ................        --           --           (650)
     Revenue from software license agreement ..................................        --           --           (350)
     Non compete agreement expense ............................................        --           --             50
     Cumulative effect of a change in accounting principle ....................       1,635         --           --
   Changes in operating assets and liabilities:
     Accounts receivable ......................................................       1,333       (3,076)      (1,054)
     Prepaid expenses and other current assets ................................        (878)      (2,320)        (560)
     Deposits and other assets ................................................      (1,384)        (544)      (1,366)
     Accounts payable .........................................................      (1,098)       1,140          689
     Accrued expenses .........................................................      (1,036)       2,045          594
     Deferred revenue .........................................................       1,306          (44)         153
     Restructuring accrual ....................................................          86         --           --
     Tenant security deposit ..................................................         960           60
     Other liabilities ........................................................         327          209         --
     Interest received on note receivable from officers .......................        --           --             68
     Interest paid on note payable to officer .................................        --           --            (68)
                                                                                  ------------------------------------
       Net cash used in operating activities ..................................     (38,279)     (32,344)     (18,009)
                                                                                  ------------------------------------
Cash flows from investing activities:
  Redemptions (purchases) of short term investments, net ......................      42,745      (64,105)        --
  Purchases of held to maturity securities ....................................        --         (4,979)        --
  Proceeds from sale of property and equipment ................................          14           15           35
  Purchases of property and equipment .........................................      (6,223)      (5,190)      (3,973)
  Capitalized website development costs .......................................      (1,245)        --           --
  Investment in joint venture .................................................        (708)        --           --
  Cash acquired in acquisition ................................................        --           --             17
                                                                                 ------------------------------------
       Net cash provided by (used in) investing activities ....................      34,583      (74,259)      (3,921)
                                                                                 ------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net ..............................        --         56,280        8,048
  Proceeds from initial public offering of common stock, net ..................        --         89,555         --
  Proceeds from issuance of common stock ......................................        --            297         --
  Proceeds from sales of shares through stock plans ...........................       2,800        1,638          569
  Issuance of notes receivable from officer ...................................        --           --         (4,000)
  Proceeds from repayment of notes receivable from officer ....................        --           --          5,525



  Payment to former Series B stockholder ......................................        --         (4,500)        --
  Payment of note payable to officer ..........................................        --            (25)      (1,525)
  Proceeds from line of credit from affiliate .................................        --           --         23,290
  Payments on line of credit from affiliate ...................................        --        (19,290)      (4,000)
       Net cash provided by financing activities ..............................       2,800      123,955       27,907
                                                                                  ------------------------------------
Net (decrease) increase in cash and cash equivalents ..........................        (896)      17,352       (5,977)
Cash and cash equivalents, beginning of period ................................      25,689        8,337        2,360
                                                                                  ------------------------------------
Cash and cash equivalents, end of period ......................................   $  24,795    $  25,689    $   8,337
                                                                                  ====================================
Supplemental disclosure of cash activities:
  Cash paid during the period for interest ....................................   $      87    $   1,229    $     794
                                                                                  ====================================
Supplemental schedule of noncash financing activities:
Deferred stock compensation from issuance of options ..........................         $--    $   2,347    $   1,618
                                                                                  ====================================
Note payable to strategic partner for initial investment in joint venture .....         $--          $--    $   2,089
                                                                                  ====================================
Proceeds from sale of a portion of investment in joint venture used to reduce
  note payable to the strategic partner .......................................         $--    $     783          $--
                                                                                  ====================================
Issuance of common stock for acquisition of Benelytics, Inc. ..................         $--          $--    $   8,389
                                                                                  ====================================
Issuance of common stock warrants in connection with acquisition of Benelytics,
  Inc .........................................................................         $--          $--    $     113
                                                                                  ====================================
Receivable for sale of preferred stock ........................................         $--          $--    $  22,999
                                                                                  ====================================
Preferred stock issuance costs accrued but not paid ...........................         $--          $--    $   1,649
                                                                                  ====================================
Conversion of preferred stock to common stock .................................         $--    $       1          $--
                                                                                  ====================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       INSWEB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS OF INSWEB

     InsWeb Corporation, formerly Strategic Concepts Corporation (InsWeb), was incorporated in the State of California on February 28, 1995 to provide, through InsWeb's website, a centralized interactive marketplace for insurance information and electronic quotation. In November 1996, InsWeb was re-incorporated as a Delaware corporation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of InsWeb and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. (formerly Avatar Insurance Services, Inc.) and Benelytics, Inc. Benelytics, Inc. was purchased on December 31, 1998, and the acquisition was accounted for as a purchase. Accordingly, the results of operations of Benelytics, Inc. for the year ended December 31, 1998 are not included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments in 20 to 50 percent owned affiliates are accounted for on the equity method.

     CASH AND CASH EQUIVALENTS

     InsWeb considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market.

     INVESTMENTS IN SECURITIES

     InsWeb accounts for its short-term investments under Statement of Financial Accounting Standards No. 115 (SFAS No. 115), ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. SFAS No. 115 requires the classification of investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale," or "trading." Management determines the appropriate classification of its debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when InsWeb has the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value based on quoted market prices, with unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders' equity. The cost of securities sold is based on the specific identification method.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of certain of InsWeb's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short maturities. In addition, the carrying amount of the note payable to the strategic partner is not estimable due to the related party nature of the note payable.

     REVENUE RECOGNITION

     Transaction fee revenue from qualified consumer leads is recognized when such lead is delivered to an insurance company customer, and from commissions upon the sale of an insurance policy through InsWeb Insurance Services. Transaction fees that are contingent on the delivery of certain minimum clickthroughs are deferred until all contingencies have been met. Maintenance revenue is recognized ratably over the term of the customer agreement. Other revenue represents revenue from operating activities, which are nonrecurring in nature and is recognized when the service is performed and no additional significant obligations exist. Deferred revenue represents prepayment for services to be rendered in the future.

     Prior to January 1, 2000, InsWeb recognized development fee revenue from the design and development of customized interfaces when the development work was completed and the insurance company's integration with InsWeb's site became operational ("Live Date"). As a result of the adoption of Staff Accounting Bulletin No. 101, REVENUE RECOGNITION, (SAB 101), discussed further in Note 3, effective January 1, 2000, development fee revenue is deferred until the Live Date, and then recognized ratably over the estimated life of the carrier relationship, typically three years.

     WEBSITE DEVELOPMENT COSTS

     Prior to July 1, 2000, website development costs were expensed as incurred. Effective July 1, 2000, InsWeb implemented the provisions of Emerging Issues Task Force Issue No. 00-02, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS, (EITF 00-02), which provides guidance on accounting for costs incurred to develop, enhance, and upgrade a website. The consensus is effective for website development costs incurred in quarters beginning after June 30, 2000. During the year ended December 31, 2000, InsWeb capitalized $1,203,000 in costs, net of amortization of $42,000, relating to the upgrade and enhancement of InsWeb's website. All other development costs, not qualifying for capitalization under EITF Issue No. 00-02, are expensed as incurred. Amounts capitalized under this standard are amortized over the estimated useful life of the related upgrade and enhancement, typically three years.

     ONLINE MARKETING FEES

     InsWeb enters into marketing agreements requiring revenue sharing from transaction fees, fixed fee payments or per unit based charges with various participating online companies. Revenue sharing from transaction fees are expensed in the period the related qualified consumer lead is delivered to an insurance company customer. Fixed fee payments are capitalized, and expensed on a straight-line basis over the term of the agreement, or ratably based on delivery of the specified consumer traffic targets.

     ADVERTISING COSTS

     Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising costs charged to expense for the years ended December 31, 2000, 1999 and 1998 were $9,982,000, $13,040,000 and
$2,338,000, respectively.

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

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Depreciation on computer and office equipment, furniture and fixtures and purchased software is calculated using the straight-line method over the estimated useful lives of the assets, generally two to five years. Amortization on leasehold improvements is calculated using the straight-line method over the estimated useful lives of the improvements or the remaining life of the lease, whichever is shorter. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in results of operations. Expenditures for maintenance and repairs are charged to expense as incurred.

     LONG-LIVED ASSETS

         InsWeb evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. InsWeb assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

     INTANGIBLE ASSETS

     Intangible assets are recorded at cost. Amortization is provided on a straight-line method over the estimated useful lives of the related assets. Purchased software, non-compete agreements, assembled workforce and contractual relationships acquired from Benelytics, Inc. were being amortized over the estimated useful life of two years. Unidentified assets related to the Benelytics, Inc. acquisition allocated to goodwill were being amortized over three years. During the second quarter of 2000, InsWeb recorded a one-time non-cash write down of $4,418,000 of goodwill and other intangible assets, including the assembled workforce and contractual relationships associated with the Benelytics, Inc. acquisition.

     DEPOSITS AND OTHER ASSETS

     Payments to collateralize certain lease commitments and cash received to collateralize certain sub-lease agreements are included in deposits and other assets.

     FOREIGN CURRENCY TRANSLATION

     The long-term note payable to strategic partner is translated from Japanese yen into U.S. dollars in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. Accordingly, it is translated at the current exchange rate as of the applicable balance sheet date and the resulting foreign currency gain (loss) is included in the consolidated statements of operations. The investment in InsWeb Japan K.K. is translated into U.S. dollars at the applicable balance sheet rate and the resulting translation adjustment is recorded in accumulated other comprehensive income (loss), a separate component of stockholders' equity.

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject InsWeb to concentration of credit risk, as defined by SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, consist principally of cash, cash equivalents, short-term investments and accounts receivable. InsWeb deposits its cash and cash equivalents with a single major bank, which deposits may exceed federal deposit insurance limits.

     InsWeb's short- and long-term investments consist of diversified investment grade securities. InsWeb's investment policy limits the amount of credit exposure to investments in any one issue, and InsWeb believes no significant concentration of credit risk exists with respect to these investments.

     InsWeb's customer base is dispersed across many different geographic areas, and most customers are in a single industry in the United States. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact InsWeb's overall credit risk. InsWeb performs ongoing credit evaluations of its customers and generally does not require collateral. InsWeb reviews the need for allowances for potential credit losses; and reserves for potential credit losses are maintained.

     SIGNIFICANT CUSTOMERS

     For the year ended December 31, 2000, two customers accounted for 13.9% and 10.8% of total revenues. For the year ended December 31, 1999, three customers accounted for 30.8%, 11.3% and 11.2% of total revenues. For the year ended December 31, 1998, three customers accounted for 39.5%, 16.3% and 10.3% of total revenues. At December 31, 2000, two customers accounted for 19.3% and 19.1% of accounts receivable. At December 31, 1999, two customers accounted for 22.3% and 20.6% of accounts receivable.

     STOCK SPLITS

     All common share and per share amounts reflect a 3-for-2 split authorized in June 1999. All common share and per common share amounts in the accompanying consolidated financial statements have been restated to give retroactive effect to the stock split for all periods presented. Prior to giving retroactive effect to the June 1999 stock split, net loss per share - basis and diluted - was $2.28 for the year ended December 31, 1998.

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

     COMPREHENSIVE INCOME

     Effective January 1, 1998, InsWeb adopted the provisions of SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 requires items of other comprehensive income (loss) be classified, net of income taxes, by their nature in the financial statements. For InsWeb, other comprehensive income (loss) includes primarily foreign currency translation adjustments and unrealized losses on investments. Prior to December 31, 1998, accumulated other comprehensive income was not significant. The change in the components of accumulated other comprehensive income (loss), net of taxes, is summarized as follows:


                                                 FOREIGN CURRENCY   UNREALIZED   ACCUMULATED OTHER
                                                   TRANSLATION      LOSSES ON     COMPREHENSIVE
                                                   ADJUSTMENTS     INVESTMENTS    INCOME (LOSS)
(IN THOUSANDS)
Balance, December 31, 1998 ..................        $  --          $  --           $  --
Other comprehensive (loss) income ...........          155            (42)            113
                                                    ----------------------------------------------
Balance, December 31, 1999 ..................          155            (42)            113
Other comprehensive (loss) income ...........         (201)            35            (166)
                                                    ----------------------------------------------
Balance, December 31, 2000 ..................        $ (46)         $  (7)          $ (53)
                                                    ==============================================



     STOCK-BASED COMPENSATION

     InsWeb accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and complies with the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of InsWeb's stock and the exercise price of the option on the measurement date, which is typically the date of grant.

     InsWeb accounts for options granted to non-employees in accordance with the provisions of SFAS No. 123 and under Emerging Issues Task Force Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS AND SERVICES. Under these provisions, options are recorded at their fair value on the measurement date.

     RISKS AND UNCERTAINTIES

     InsWeb is subject to all of the risks inherent in an early stage business in the electronic commerce industry. These risks include, but are not limited to, a limited operating history, limited management resources, dependence upon consumer acceptance of the Internet, Internet related security risks and the changing nature of the electronic commerce industry. Due to the foregoing factors, InsWeb's operating results may be materially affected.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the FASB issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN No. 44 is effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." InsWeb has adopted FIN No. 44, which had no material impact on InsWeb's financial position, results of operations or cash flows.

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. InsWeb's adoption of SFAS No. 133 is not expected to not have material effect on InsWeb's results of operations, financial condition or cash flows.

     RECLASSIFICATIONS

     Certain  amounts  in  the  prior  years'  financial  statements  have  been reclassified to conform to the December 31, 2000 presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders' equity or net loss.

3.  CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2000, InsWeb changed its revenue recognition policy for set-up fees, which are included in development and maintenance fees, to comply with SEC Staff Accounting Bulletin No. 101: REVENUE RECOGNITION. Prior to this accounting change, InsWeb recognized revenue from set-up fees received from a participating insurance carrier when that carrier's integration with the InsWeb site became operational ("Live Date") on InsWeb's marketplace. As a result of SAB 101, InsWeb continues to defer set-up revenue until the Live Date, but has changed its revenue recognition policy from full recognition at the Live Date to recognizing the revenue ratably over the estimated life of the carrier relationship. This accounting change results in a cumulative effect of a change in accounting principle, for years prior to 2000, of $1,635,000, and is reflected in the results for the year ended December 31, 2000. During the year ended December 31, 2000, $981,000 of the cumulative effect for years prior to 2000, was recognized as revenue. As a result of adopting SAB 101, the 2000 revenues decreased and net loss increased by approximately $578,000 (or $0.02 per share). The pro forma amounts shown on the statements of operations have been adjusted for the effect of retroactive application of SAB 101.

     The pro forma 1999 and 1998 amounts below are provided to show what InsWeb would have reported if the new accounting policy had been in effect for the fiscal 1999 and 1998 periods presented below.


                                                        FOR THE YEAR
                                                     ENDED DECEMBER 31,
                                              ----------------------------------
(IN THOUSANDS EXCEPT FOR PER SHARE                        PRO FORMA   PRO FORMA
AMOUNTS)                                          2000        1999        1998
                                              ----------------------------------
Total revenues                                $ 23,210    $ 20,847    $  3,983
                                              ----------------------------------
Loss before cumulative effect of a change
in accounting principle                       ($49,212)   ($37,195)    (22,817)
                                              ----------------------------------
Cumulative effect of a change in accounting
principle                                       (1,635)       --          --
                                              ----------------------------------
Net loss                                      ($50,847)   ($37,195)   ($22,817)
                                              ----------------------------------
Net loss per share - basic and diluted        ($  1.45)   ($  1.56)   ($  1.54)
                                              ----------------------------------
Weighted average shares                         35,143      23,864      14,813
                                              ----------------------------------

4.  CASH AND INVESTMENTS

     Cash and investments consist of the following:

                                                                       DECEMBER 31,
                                                                    2000         1999
                                                                  -----------------------
(IN THOUSANDS)
Cash and cash equivalents:
  Cash .........................................................   $ 1,155     $ 1,132
  Money market funds ...........................................     5,966      13,655
  Taxable municipal securities .................................     2,200       5,000
  Commercial paper .............................................    15,474       5,902
                                                                  -----------------------
                                                                    24,795      25,689
                                                                  -----------------------
Short-term investments:
 Available for sale:
  Certificates of deposit ......................................     4,000       1,500
  Commercial paper .............................................     3,540      62,563
  Taxable municipal securities .................................    13,800          --
 Held to maturity:
  U.S. Agency securities .......................................     4,991          --
                                                                  -----------------------
                                                                    26,331      64,063
                                                                  -----------------------
Cash, cash equivalents and short-term investments ..............   $51,126     $89,752
                                                                  =======================
Long-term investments--U.S. Agency securities (held to maturity)   $    --     $ 4,979
                                                                  =======================

     At December 31, 2000 and 1999, the carrying value of short-term available-for sale securities are shown net of gross unrealized (gains)/losses of $(153,000) and $42,000, respectively, which are included as a component of stockholders' equity, and are attributable to InsWeb's investments in commercial paper and other debt securities. The fair value of all other short-term securities approximates cost due to the short maturities of these instruments. At December 31, 2000, all cash, cash equivalents and short-term investments mature in 2001.

     At December 31, 2000 and 1999, the fair value of InsWeb's held to maturity securities was $5,072,000 and $4,947,000, respectively, and included gross unrealized gains (losses) of $81,000 and ($32,000), respectively.

5.  PREPAID EXPENSES AND OTHER ASSETS

     Prepaid expenses and other assets consist of the following:

                                              DECEMBER 31,
(IN THOUSANDS)                              2000      1999
                                            ----      ----

Prepaid marketing fees .................   $2,740   $1,200
Prepaid insurance ......................      512      824
Prepaid rent ...........................       81      128
Interest receivable ....................      362      344
Other ..................................      157      478
                                         -----------------
                                           $3,852   $2,974
                                         =================

6.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                      DECEMBER 31,
(IN THOUSANDS)                                      2000         1999
                                                    ----         ----
Computer and office equipment ................   $  5,799    $  4,807
Furniture and fixtures .......................      1,885       1,666
Leasehold improvements .......................      2,619       2,326
Purchased software ...........................      3,973       1,510
Construction in progress .....................        595          66
                                                 -----------------------
                                                   14,871      10,375
Less accumulated depreciation and amortization     (6,205)     (3,018)
                                                 -----------------------
                                                 $  8,666    $  7,357
                                                 =======================

     Depreciation and amortization expense was $3,589,000, $1,813,000 and $985,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

7.  INSWEB JAPAN

     In 1998, InsWeb entered into a Joint Venture Agreement with a strategic partner and significant stockholder to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The joint venture is carried out exclusively through InsWeb Japan K.K., a Japanese corporation, in which InsWeb currently owns a 25% interest. In conjunction with this agreement, InsWeb also entered into an agreement in August 1999 to provide consulting and hosting services to assist InsWeb Japan K.K. in developing its Internet strategy. For the years ended December 31, 2000 and 1999, $1,414,000 and $355,000 was billed under this contract, respectively, and is included in development and maintenance fees. At December 31, 2000 and 1999, $0 and $171,000 of accounts receivable, respectively, was due from InsWeb Japan, K.K. Though this agreement has not been terminated, InsWeb does not expect to provide future consulting and hosting services to InsWeb Japan K.K.

     InsWeb's initial interest in InsWeb Japan K.K. was purchased in exchange for a promissory note payable to InsWeb's strategic partner. The promissory note is payable in Yen and accrues interest at 5% per annum, which is payable quarterly. The promissory note, together with all accrued and unpaid interest, is due and payable on the earlier of the closing date of an initial public offering of the securities of InsWeb Japan K.K. or December 15, 2002. Interest expense related to this note for the years ended December 31, 2000 and 1999, was $70,000 and $43,000, respectively. As of December 31, 2000 and 1999, $1,312,000 and $1,464,000 was outstanding under the note, respectively.

     On May 14, 1999, InsWeb sold a portion of its interest in InsWeb Japan K.K. to a common stockholder for

$783,000. As a result of this sale, InsWeb's interest in this joint venture decreased from 40% to 25%. InsWeb used the proceeds from the sale to partially repay the note payable to the strategic partner. In August 2000, InsWeb invested an additional $708,000 as part of an additional sale of capital stock by InsWeb Japan K.K. As a result of this additional investment, InsWeb maintained its 25% interest in InsWeb Japan K.K.

8.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                             DECEMBER 31,
(IN THOUSANDS)                             2000      1999
                                           ----      ----

Accrued employee compensation ..........   $  713   $1,439
Employee stock purchase plan ...........       50      796
Accrued retention bonuses ..............    1,064     --
Accrued fee sharing ....................      207      734
Other ..................................        2      103
                                          ----------------
                                           $2,036   $3,072
                                          ================
9.  RESTRUCTURING

     In May 2000, the Board of Directors approved the restructuring of InsWeb's operations in order to enhance operating efficiencies and to further develop its agency operations. The restructuring plan included the closure of InsWeb's facilities in Redwood City, San Carlos and Westlake Village, California and Bel Air, Maryland, the relocation of InsWeb's operations to the Sacramento California area, and the discontinuance of certain strategic initiatives. The plan contemplated a total of approximately 190 individuals leaving InsWeb across all functions, of which approximately 180 have left InsWeb as of December 31, 2000. It is expected that the restructuring plan will be completed in the first quarter of 2001.

     In the second quarter of 2000, InsWeb recorded a related restructuring charge of $1.5 million. The charge consisted of employee separation costs of $0.9 million, asset impairments of $1.1 million, other exit costs of $0.5 million, offset by a lease termination fee of $1.0 million to be received as a result of InsWeb's termination of its lease on their San Carlos facility. In the third quarter of 2000, InsWeb recorded additional restructuring charges of $0.6 million based on revisions to the restructuring plan. The charge consisted of additional employee separation costs of $0.1 million, asset impairments of $0.2 million, and other exit costs, primarily representing future rent payments for facilities being exited, of $0.3 million.

     The asset impairments, of $1.1 million, expensed in the second quarter consisted solely of the write-off of tenant improvements associated with InsWeb's facility in San Carlos, California. As the approved restructuring plan calls for the relocation of InsWeb's corporate headquarters to the Sacramento California area, InsWeb assigned its 12-year lease to an affiliate of the landlord of the property in exchange for a portion of the future profits, if any, associated with the releasing of this property through September 2003 and the release of InsWeb's letter of credit and security deposit. As a result, InsWeb transferred its interest in the tenant improvements it made to this property, and wrote down the value to zero. Additionally, the landlord agreed to pay to InsWeb a termination fee of $1.0 million, if and when, the landlord formally terminated the lease with InsWeb and a portion of future profits, if any, upon the landlord's re-leasing of the facility. In October 2000, this facility was re-leased by the original lessor, and the termination fee was collected in full.

Details of the restructuring charge are as follows (IN THOUSANDS):


                                                 Employee      Write-down of
                                                Termination   Property, Plant
                                                 Benefits      and Equipment     Other      Total
------------------------------------------------------------------------------------------------------
2000 restructuring charge
Original estimate (2nd Quarter) ..............   $      926    $    1,066          (464)   $    1,528
Change in estimate (3rd Quarter)..............           77           203           359           639
                                                 ----------    ----------    ----------    ----------
Total restructuring charge ...................   $    1,003    $    1,269    $     (105)   $    2,167

Write-down of assets to net realizable value..                     (1,269)                     (1,269)
Lease termination fee received ...............                                    1,000         1,000
Cash payments ................................       (1,003)         --            (809)       (1,812)
                                                 ----------    ----------    ----------    ----------
Restructuring accrual as of December 31, 2000.   $     --      $     --      $       86    $       86
                                                 ==========    ==========    ==========    ==========

     In addition to the severance costs included in the restructuring charge, InsWeb also has accrued retention bonuses of $1,064,000 at December 31, 2000. $4,806,000 of retention bonuses were included in operating expenses for the year ended December 31, 2000. These bonuses were offered to certain employees for their commitment to stay with InsWeb for periods of six months to one year beginning May 2000. At December 31, 2000, InsWeb had future retention commitments of $1,131,000, which are expected to be charged to expense in the first half of fiscal 2001.

10.  IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

     In April 2000, InsWeb entered into a linking agreement with eHealthinsurance.com under which InsWeb customers accessed eHealthInsurance's individual health, small group health, and Medicare supplement insurance product offerings. As a result, InsWeb evaluated the cost to develop and market its health care product offerings and decided to discontinue the development of its health care initiatives, which were primarily being carried out through the business and assets acquired as a result of InsWeb's acquisition of Benelytics, Inc. in 1998. InsWeb then evaluated the recoverability of the goodwill and other intangibles recognized in connection with the Benelytics, Inc. acquisition, and determined that the circumstances indicated an inability to recover the carrying amount of the related assets. During the second quarter of 2000, InsWeb recorded a one-time non-cash write down of $4,418,000 of goodwill and other intangible assets, including the assembled workforce and contractual relationships associated with the Benelytics, Inc. acquisition.

11.  COMMITMENTS

     LEASES

     InsWeb leases its current office facilities under non-cancelable operating leases, which expire at various dates through August 2012.

     At December 31, 2000, future minimum lease payments under non-cancelable operating leases are as follows:


(IN THOUSANDS)
2001 ............................................................   $ 3,241
2002 ............................................................     3,634
2003 ............................................................     3,580
2004 ............................................................     3,543
2005 ............................................................     3,341
Thereafter ......................................................    12,725
                                                                    -------
                                                                    $30,064
                                                                    =======


     Rent expense for the years ended December 31, 2000, 1999 and 1998 was $1,979,000, $1,458,000 and $1,094,000 (net of sublease rental income of
$749,000, $672,000 and $26,000), respectively.

     One of the office leases is for a 65,000 square foot building in Redwood City, California. Under the terms of this lease, InsWeb is responsible for taxes, insurance and maintenance expenses. This lease includes the option to extend the term for two consecutive five-year periods at the expiration of the initial term and at the end of the first five-year extension period. As of December 31, 2000, InsWeb had subleased a portion of the Redwood City facility under a four year sublease agreement. InsWeb also received a letter of credit and $1,007,000 in cash to collateralize the lease, and expects any sublease revenue to offset its ongoing lease obligations.

     At  December  31,  2000,  future  sublease  revenue  under   non-cancelable
operating leases are as follows:


(IN THOUSANDS)
2001 ............................................................   $ 2,801
2002 ............................................................     3,244
2003 ............................................................     3,197
2004 ............................................................     3,014
Thereafter ......................................................      --
                                                                    -------
                                                                    $12,256
                                                                    =======


     In September 2000, InsWeb signed a 10-year lease agreement through 2010 for office space in the Sacramento area to house its corporate headquarters and agency operations. InsWeb has options to extend the lease at the end of the lease term, and has the right of first refusal on other office space in the complex.

     MARKETING AGREEMENTS

     InsWeb is required to make fixed payments under various marketing agreements, which expire at various dates through 2005. In addition to the fixed fees, certain of these agreements require InsWeb to pay fees for each user delivered to InsWeb's website in excess of certain minimums.

     In February 1998, InsWeb and Yahoo! entered into an agreement pursuant to which Yahoo! offers a co-branded version of the InsWeb online insurance marketplace on the Yahoo! website. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the Yahoo! site for automobile, homeowners and term life insurance. Under the agreement, InsWeb has agreed to pay to Yahoo! fixed fees, plus a portion of the associated revenues provided that certain minimum quarterly targets are met, for each user delivered to an InsWeb quote form from the co-branded site. This agreement was renewed in September 2000 for a period of one year.

     In December 1999, InsWeb and Microsoft entered into a two-year agreement pursuant to which Microsoft's MSN Insurance Center on MSN MoneyCentral offers co-branded comparative shopping services provided by InsWeb. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the MSN Insurance Center. Under the agreement, InsWeb has agreed to pay to MSN fixed fees for certain traffic guarantees, plus a fee for each user delivered to an InsWeb quote form from the co-branded site in excess of certain minimums.

     In February 2001, InsWeb and America On-line entered into a two-year agreement pursuant to which America Online offers a co-branded version of the InsWeb online insurance marketplace across the Netscape Netcenter, Compuserve and Digital City websites. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the Netscape website and premier insurance comparison-shopping aggregator of insurance offerings for Compuserve and Digital City. Under the agreement, InsWeb has agreed to pay to AOL fixed fees for certain impression targets plus a fee for each click-through over a cumulative minimum threshold. In February 2001, InsWeb and AOL amended the original contract to adjust the amount of fixed fees and targeted impressions for the remainder of the original term of the contract. As a result of this amendment, effective November 1, 2001, InsWeb will no longer be the exclusive provider of online insurance quotations on Netscape, and rather will become a preferred provider of these services.

     At December 31, 2000, future minimum payments under these agreements, including the AOL amendment and Intuit agreement executed in fiscal 2001, is $13,100,000 in 2001 and $18,350,000 thereafter.

12.  RELATED PARTY TRANSACTIONS

     STOCKHOLDER AND CUSTOMER

     A stockholder, who is also a customer, accounted for $881,000, $1,023,000 and $134,000 of InsWeb's revenue during 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, this customer accounted for $74,000 and $0 of accounts receivable, respectively.

     NOTES PAYABLE TO OFFICERS

     From InsWeb's inception through March 1996, InsWeb borrowed from its Chief Executive Officer an aggregate of $1,722,000 to cover start-up costs. The loan was evidenced by an uncollateralized demand promissory note bearing interest at 6% per annum. InsWeb paid $197,000 on the note in 1996 and paid the remaining balance of $1,525,000 in September 1998.

     In December 1998, Benelytics, Inc. borrowed $25,000 from its President in exchange for an uncollateralized demand promissory note bearing interest at 4.33% per annum. The note was paid in full by InsWeb in January 1999.

     NOTES RECEIVABLE FROM OFFICERS

     In February 1996, InsWeb lent the Chief Executive Officer $1,525,000. The loan was evidenced by an uncollateralized demand promissory note bearing interest at 6% per annum. The Chief Executive Officer paid the note in full in September 1998 along with accrued interest.

     In August 1998, InsWeb lent the Chief Executive Officer and the President $3,000,000 and $1,000,000, respectively, in exchange for promissory notes. The notes accrued interest at 15% per annum and were collateralized by shares of InsWeb's common stock owned by the officers. The officers used the proceeds of these loans to acquire another stockholder's interest in 885,000 shares of InsWeb's common stock. These notes and accrued interest were paid in full in September 1998.

     AFFILIATE AND CUSTOMER

     An affiliate, who owns a majority interest in a significant stockholder of InsWeb, is also a customer and accounted for $322,000, $400,000 and $248,000 of InsWeb's revenue during 2000, 1999 and 1998, respectively. This customer accounted for $4,000 and $15,000 of accounts receivable at December 31, 2000 and 1999.

     STOCKHOLDER AGREEMENTS

     In November 1996, InsWeb entered into the following agreements with the then Series B preferred stockholder (the Series B stockholder).

LINE OF CREDIT AGREEMENT

     InsWeb obtained a five-year line of credit totaling $25,000,000 from the Series B stockholder. In April 1998, the line of credit commitment was assigned to and assumed by the majority stockholder of the Series B stockholder, who is also a customer of InsWeb. The amount available under the line of credit commitment was reduced to $12,500,000 in May 1999 and was subsequently cancelled in conjunction with the closing of InsWeb's initial public offering in July 1999.

     Under the line of credit agreement, all borrowings were uncollateralized and bore interest at 15% per annum. The entire balance was repaid in March 1999. Interest expense related to the line of credit was $0, $539,000 and $1,311,000 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, there was no accrued interest payable.

ASSET PURCHASE AGREEMENT

     In March 1997, InsWeb sold the assets of its Property and Casualty Agents line of business to the Series B stockholder in accordance with an Asset Purchase Agreement. InsWeb recognized the associated income of $650,000, net of the related non-compete agreement payment, in December 1998 as other income on the statement of operations.

JOINT MARKETING AND LICENSE AGREEMENT

     In accordance with a Joint Marketing and License Agreement, InsWeb and the Series B stockholder agreed to license certain software to each other. The transfers of the licensed software were completed in December 1998 and InsWeb is under no further obligation to deliver additional software or documentation or to provide any maintenance for previously delivered software. The agreement specified the following cross-licensing fees: (i) InsWeb was to pay the Series B stockholder $50,000 and $5,450,000 for a non-compete agreement and five-year non-exclusive licenses to certain software owned by the Series B stockholder, respectively, and (ii) the Series B stockholder was to pay InsWeb $350,000 for five-year non-exclusive licenses to certain software owned by InsWeb. In addition, the agreement provided for the payment of transaction fees by each party to the other based on revenues resulting from the joint marketing efforts and utilization of each other's software.

     Under the terms of the Joint Marketing and License Agreement, InsWeb's payments to the Series B stockholder of $5,500,000 were to be offset against the Series B stockholder's payments to InsWeb of $1,000,000, consisting of the $350,000 license fee payable under the agreement and of the $650,000 purchase price payable under the Asset Purchase Agreement. Payment was originally to be made in November 1998.

     In December 1998, the parties agreed to amend the Joint Marketing and License Agreement. The amendment eliminated the payment of transaction fees and revised the payment terms to allow InsWeb to make four quarterly payments to the Series B stockholder of $1,125,000 each, due on the first day of each quarter beginning January 1, 1999. The remaining amounts were paid in full during 1999. In 1998, InsWeb determined that it would not be integrating the software licensed from the Series B stockholder into its products. As a result, the $5,450,000 software licenses were recorded as product development expense.

     MARKETING AGREEMENTS

     For the years ended December 31, 2000 and 1999, InsWeb recognized $4,625,000 and $4,549,000, respectively in marketing expense under a marketing agreement with an Internet company. An affiliate of the Internet company became a principal stockholder of InsWeb on December 30, 1998.

13.  STOCKHOLDERS' EQUITY

     INITIAL PUBLIC OFFERING

     In July 1999, InsWeb sold 5,750,000 shares of common stock including the exercise of the underwriters' over-allotment option in an underwritten public offering at a price of $17.00 per share. InsWeb received net proceeds of approximately $90,000,000 after underwriting discount and offering expenses. Simultaneously with the closing of the public offering, all 819,000 shares of InsWeb's preferred stock were converted to common stock on a fifteen for one basis. Prior to the conversion, the Series A, A-1, B, C, D and E preferred stockholders held certain voting, dividend, liquidation and conversion rights. No dividends were declared by the Board of Directors through the date of conversion. In accordance with its line of credit agreement with its affiliate (see Note 12), InsWeb did not declare or pay any dividends while the line of credit was in effect.

     STOCK OPTION PLANS

     In September 1995,  InsWeb  authorized the 1995 Stock Option Plan (the 1995
Plan) under which the Board of Directors was authorized to grant stock options to employees, officers, directors, independent contractors and consultants of InsWeb and its subsidiaries. In 1997, the Board of Directors terminated the 1995 Plan and provided that no further options would be granted pursuant to the 1995 Plan, but that the terms of the 1995 Plan would continue to govern the options then outstanding under the 1995 Plan. No options remain outstanding under the 1995 plan as of December 31, 2000 or 1999.

     In July 1997, InsWeb authorized the 1997 Stock Option Plan (the 1997 Option
Plan) and the Senior Executive

Option Plan (the Executive Plan). Under the 1997 Option Plan, the Board of Directors may issue incentive stock options to employees of InsWeb and its subsidiaries and may also issue nonqualified stock options to employees, officers, directors, independent contractors and consultants of InsWeb and its subsidiaries. Under the Executive Plan, the Board of Directors may issue nonqualified stock options to employees, officers and directors of InsWeb and its subsidiaries. Following attendance at each regularly scheduled meeting of the Board of Directors, each eligible director is granted a fully-vested option to purchase 750 shares of common stock at the fair market value on the date of grant.

     As of December 31, 2000, 7,920,170 total shares of InsWeb's common stock have been reserved for issuance upon exercise of stock options under the 1997 Option Plan and the Executive Plan. The 1997 Option Plan was amended in August 1998, providing an automatic annual increase in the share reserve, to be effective on the first day of each fiscal year, by a number of shares equal to 5% of the number of common shares outstanding as of the last day of the preceding fiscal year.

     Options granted under the Plans generally vest in equal monthly installments over a one to three-year period, except for certain options granted to members of InsWeb's Board of Directors, which vest immediately. The options expire ten years from the date of grant.

     Activity under all the Plans is as follows:



(IN THOUSANDS EXCEPT EXERCISE PRICE    SHARES AVAILABLE     NUMBER OF                                    WEIGHTED AVERAGE
                                       ----------------    ----------                                    ----------------
 AMOUNTS)                                 FOR GRANT          SHARES     EXERCISE PRICE  AGGREGATE PRICE   EXERCISE PRICE
                                          ---------          ------     --------------  ---------------   --------------

Balances, December 31, 1997.............          607         1,546      $ 0.02-$ 2.65     $    2,604      $     1.68
Additional shares reserved .............          750            --                 --             --              --

Options granted ........................       (1,171)        1,171      $ 2.65-$ 5.00          4,513      $     3.85
Options exercised ......................           --          (419)     $ 1.30-$ 2.65           (568)     $     1.35
Options canceled .......................          201          (201)     $ 0.50-$ 2.65           (477)     $     2.38
                                              ------------------------                     --------------------------

Balances, December 31, 1998 ............          387         2,097      $ 0.02-$ 5.00          6,072      $     2.90
Additional shares reserved .............        3,602            --                 --             --              --
Options granted ........................       (3,845)        3,845      $ 9.23-$60.00         93,958      $    24.43
Options exercised ......................         --            (734)     $ 0.02-$10.67         (1,638)     $     2.23
Options canceled .......................          544          (544)     $ 0.50-$45.00         (7,728)     $    14.20
                                              ------------------------                     --------------------------

Balances, December 31, 1999 ............          688         4,664      $ 0.50-$60.00         90,664      $    19.43
Additional shares reserved .............        1,735            --                 --            --               --
Options granted ........................       (5,416)        5,416      $ 1.13-$25.75         43,844      $     8.09
Options exercised ......................           --          (428)     $ 2.16-$ 5.31         (1,895)     $     4.43
Options canceled .......................        5,367        (5,367)     $ 1.44-$60.00        (92,838)     $    17.30
                                              ------------------------                     --------------------------

Balances, December 31, 2000 ............        2,374         4,285      $ 0.50-$45.00         39,775      $     9.28
                                              ========================                     ==========================

     Options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows:


                                                         OPTIONS OUTSTANDING                  OPTIONS CURRENTLY EXERCISABLE
                                                       ----------------------               --------------------------------
(IN THOUSANDS EXCEPT CONTRACTUAL LIFE AND          NUMBER      WEIGHTED AVERAGE REMAINING    NUMBER         WEIGHTED AVERAGE
EXERCISE PRICE AMOUNTS)                          OUTSTANDING        CONTRACTUAL LIFE        OUTSTANDING       EXERCISE PRICE
                                                 -----------        ----------------        -----------       --------------
EXERCISE PRICES
---------------
$0.50 - $2.00..............................          190                     9.61                    12                $0.95
$2.06 -$2.16...............................         1,058                    9.55                   144                $2.16
$2.19 - $2.65..............................          234                     8.18                   129                $2.63
$2.69......................................          653                     9.30                   350                $2.69
$3.12 - $10.67.............................          716                     8.25                   436                $7.80
$10.67 - $13.75............................          163                     8.58                    74               $11.95
$14.00.....................................          824                     9.09                   257               $14.00
$14.13 - 29.44.............................          165                     8.85                    59               $19.47
$29.50.....................................          10                      8.92                    3                $29.50
$45.00.....................................          272                     8.55                    72               $45.00
                                            ----------------------------------------------------------------------------------
                                                    4,285                    9.00                  1,536               $9.10
                                            ==================================================================================

     The weighted average exercise price of options exercisable as of December 31, 1999 and 1998, was $5.48 and $1.67, respectively.

     InsWeb accounts for employee and board of director stock options in accordance with the provisions of APB No. 25 and FIN No. 44, and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options at the measurement date, which in the case of employee stock options is typically the date of grant. For financial reporting purposes, InsWeb has determined that the deemed fair market value of InsWeb's common stock on the date of grant of certain employee stock options was in excess of the exercise price of the options. This amount is recorded as deferred compensation, is classified as a reduction of stockholders' equity and is amortized as a charge to operations over the vesting period of the applicable options, which is generally three years. Consequently, InsWeb recorded deferred stock compensation of $(1,667,000), $2,347,000 and $1,618,000, net of terminations of $1,667,000,
$456,000 and $56,000,  during the years ended December 31, 2000, 1999, and 1998, respectively. Amortization of stock compensation expense recognized for the years ended December 31, 2000, 1999, and 1998 totaled $912,000, $1,272,000 and
$541,000, respectively. InsWeb's stock option grants and related deemed fair value are as follows:


                                                              NUMBER OF OPTIONS WEIGHTED AVERAGE  WEIGHTED AVERAGE
(IN THOUSANDS EXCEPT  EXERCISE PRICE AND DEEMED FAIR VALUE        GRANTED       EXERCISE PRICE   DEEMED FAIR VALUE
  AMOUNTS)
For year ended December 31, 1998
Options granted at deemed fair value .....................            503   $       4.19       $       4.19
Options granted below deemed fair value ..................            668   $       3.55       $       6.02
                                                                   ----------------------------------------
  Total ..................................................          1,171   $       3.85       $       5.23
                                                                   ========================================
For year ended December 31, 1999
Options granted above deemed fair value ..................          1,251   $      48.40       $      17.00
Options granted at deemed fair value .....................            993   $      15.51       $      15.51
Options granted below deemed fair value ..................          1,601   $      11.23       $      12.98
                                                                   ----------------------------------------
  Total ..................................................          3,845   $      24.43       $      12.94
                                                                   ========================================
For year ended December 31, 2000
Options granted at deemed fair value .....................          5,416   $       8.09      $       8.09
                                                                   ========================================

     Stock compensation is being amortized over the vesting periods of the options on a graded vesting method. This compensation expense relates to options awarded to individuals in all operating expense categories. Absent cancellations, the amortization of deferred compensation is expected to approximate $250,000 for 2001, and $59,000 for 2002.

     Had compensation cost for option grants to employees been determined consistent with SFAS No. 123, InsWeb's net loss would have been as follows:


                                                                      YEAR ENDED DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                         2000             1999          1998
                                                                ----             ----          ----
Net loss as reported ......................................   $  (50,847)   $  (36,201)   $  (22,490)
Net loss per share as reported ............................   $    (1.45)   $    (1.52)   $    (1.52)
Net loss--pro forma (computed using SFAS No. 123) .........   $  (60,864)   $  (37,663)   $  (22,539)
Net loss per share--pro forma (computed using SFAS No. 123)   $    (1.73)   $    (1.58)   $    (1.52)


     The above pro forma disclosures are not necessarily representative of the effects on reported income or loss for future years as additional grants are made each year and options vest over several years.

     The per share weighted average fair value of options granted for the years ended December 31, 2000, 1999, and 1998 was $6.66, $2.94 and $0.56,
respectively, as estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:


                                              YEAR ENDED DECEMBER 31,
                                       2000             1999            1998
                                       ----             ----            ----

Risk-free interest rate ...........    6.1% -6.3%     4.6%-6.19%    4.6%-5.6%
Expected life .....................    2.7 years      2.5 years       3 years
Expected dividend yield ...........           --             --            --
Volatility ........................          161%       0%-147%            --


     The risk-free interest rate range represents the low and high end of the range used at different points during the year. Prior to InsWeb's initial public offering in July 1999, InsWeb did not have actively traded equity securities, and, accordingly, volatility was not considered in determining the value of options granted to employees.

     EMPLOYEE STOCK PURCHASE PLAN

     InsWeb has an Employee Stock Purchase Plan (the 1999 Plan) under which eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the Common Stock on the date of commencement of the offering or on the last day of the six-month purchase period. The program commenced in July 1999. In fiscal year 2000, 102,000 shares were purchased by InsWeb and distributed to employees at prices ranging from $1.17 to $12.38. The weighted average fair value of the fiscal 2000 awards was $9.15. At December 31, 2000, InsWeb had 648,000 shares of its Common Stock reserved for future issuance under the 1999 Plan. The number of shares of common stock issuable under the 1999 Plan is to be increased by 300,000 shares each year beginning on January 1, 2000 and through January 1, 2008.

14.  COMMON STOCK WARRANTS

     In connection with the acquisition of Benelytics, Inc., InsWeb assumed all warrants then outstanding to purchase common stock of Benelytics, Inc. and converted them into warrants to purchase an aggregate of 12,000 shares of InsWeb's common stock at an exercise price of $10.86 per share. The warrants are fully exerciseable and expire on June 1, 2003. At

December 31, 2000 and 1999, respectively, no warrants had been exercised and all remained outstanding. The fair value of these warrants was accounted for as part of the purchase price for Benelytics, Inc.

15.  INCOME TAXES

     As of December 31, 2000, InsWeb had net operating loss carryforwards of approximately $117,500,000 for federal and $79,300,000 state income tax purposes. The federal and state net operating loss carryforwards begin to expire in the years 2011 and 2004, respectively. InsWeb's ability to utilize its net operating loss carryforwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit, on an annual basis, InsWeb's future use of its net operating loss carryforwards. The amount, if any, of such limitations has not yet been determined.

     The components of the net deferred tax assets and liabilities are presented below:


                                                             DECEMBER 31,
(IN THOUSANDS)                                        2000                 1999
                                                      ----                 ----
Net operating loss carryforwards .................   $     44,576    $     27,591
Tax credit carryforwards .........................             31              31
Accruals and reserves ............................          2,617             267
Other ............................................            272             335
                                                      ----------------------------

                                                           47,496          28,224
Less valuation allowance .........................        (47,496)        (28,224)
                                                      ----------------------------
Net deferred tax asset ...........................            $--             $--
                                                      ============================

     Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, InsWeb has placed a valuation allowance against its net deferred tax asset. The valuation allowance recorded for the years ended December 31, 2000, 1999 and 1998 increased by $19,272,000, $12,664,000 and $9,505,000, respectively.

     The difference between the income tax benefit at the federal statutory rate of 34% and InsWeb's effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

                                                                DECEMBER 31,
                                                         2000      1999     1998
                                                        ------    ------   ------
Federal tax benefit at statutory rate ...........       (34)%       (34)%   (34)%
State taxes, net of federal benefit .............        (3)         (3)     (6)
Nondeductible goodwill amortization .............         1           4       --
Nondeductible stock compensation ................         1           1       --
Adjustment due to increase in valuation allowance        35          32       40
                                                      ---------------------------
Provision for income taxes ......................         0%          0%       0%
                                                      ===========================

16.  EMPLOYEE BENEFIT PLAN

     InsWeb has a defined contribution plan offered to all eligible employees, and is qualified under section 401(k) of the Internal Revenue code. InsWeb will match 50% of the first 6% of elective contributions made by each qualifying employee. Each participant is 100% vested in elective contributions and is incrementally vested one-third at the end of each of three consecutive years of service in employer contributions. Employer contributions for the years ended December 31, 2000, 1999 and 1998 were $308,000, $282,000 and $181,000, respectively.

17.  BENELYTICS, INC.

     On December 31, 1998, InsWeb acquired all of the outstanding shares of Benelytics, Inc. in exchange for 909,000 shares and warrants to purchase an aggregate of 12,000 shares of InsWeb's common stock valued at $9.23 per share. Transaction costs of $86,000 were incurred. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price of $8,588,000, together with $172,000 of liabilities assumed, was allocated based on the fair value of the assets acquired. The tangible assets of $63,000 are comprised of cash and fixed assets. Intangible assets of $1,380,000 are comprised of purchased software, non-compete agreements, assembled workforce and contractual relationships, and were being amortized over two years. Goodwill of $7,317,000 was being amortized over three years. Amortization expense was $1,150,000, $3,129,000 and $0 for the years ended December 31, 2000, 1999 and
1998,  respectively.  During  the  second  quarter  of 2000,  InsWeb  recorded a one-time non-cash write down of $4,418,000 of goodwill and other intangible assets, including the assembled workforce and contractual relationships associated with the Benelytics, Inc. acquisition.

     The following pro forma results of operations reflect the combined results of InsWeb and Benelytics, Inc. for the fiscal year ended December 31, 1998, and has been prepared as though the entities had been combined as of January 1, 1998. The proforma results do not reflect any nonrecurring charges which resulted directly from the transaction.


                                                     (UNAUDITED)
                                                     YEAR ENDED
                                                     DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                  1998
                                                     ----------
Revenues .........................................   $    4,315
Net loss .........................................   $  (26,968)
Net loss per share ...............................   $    (1.72)
Shares used in computing net loss per share ......       15,678


18.  SEGMENT INFORMATION

     InsWeb adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     InsWeb operates in one segment, business-to-consumer electronic insurance services. InsWeb markets its online marketplace in the United States and Canada. The Chief Executive Officer has been identified as the Chief Operating Decision Maker ("CODM") because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about any material individual components of InsWeb's operations.

19.  SUBSEQUENT EVENTS

ACQUISITION OF INTUIT INSURANCE SERVICES ASSETS

     In January 2001, InsWeb acquired from Intuit, certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly owned subsidiary of Intuit in exchange for 7,019,389 shares of InsWeb's common stock. The purchase price, based on the fair value of the common stock value at the date the acquisition was announced, was approximately $12.5 million. InsWeb also incurred approximately $525,000 in direct transaction costs associated with this acquisition, of which $295,000 were incurred as of December 31, 2000 and are included in deposits and other assets. InsWeb did not acquire any of Intuit's revenue producing relationships with insurance carriers. Pursuant to related agreements, a representative from Intuit has been elected to the InsWeb Board of Directors, and certain restrictions were placed on the ability of InsWeb to conduct future acquisitions or dispositions.

     In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement, under which, Intuit and InsWeb have granted one another licenses to create links between their respective websites in order to create and operate a co-branded insurance center. This agreement also provides that InsWeb will be the exclusive aggregator of online consumer insurance services for Quicken.com, an Intuit website, and that subject to certain minimum clickthrough targets, Intuit will share in associated revenues.

EHEALTHINSURANCE LITIGATION

     In February 2001, InsWeb temporarily suspended its online health-insurance quoting services due to the decision by eHealthInsurance, formerly InsWeb's exclusive provider of online health-insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small-group health and Medicare supplement insurance quotes to InsWeb's users through a co-branded website. In February 2001, eHealthInsurance filed suit in the U.S. District Court for the Northern District of California alleging InsWeb's failure to perform its obligations under the agreement. The complaint seeks unspecified compensatory and punitive damages. InsWeb believes that the claims are without merit and that the outcome of this lawsuit will not have a material adverse effect on InsWeb's financial results, cash flow or financial position. In addition, InsWeb filed a countersuit in March 2001 alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb's business.

NOTE 20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                  QUARTER ENDED                        YEAR ENDED
                                                     --------------------------------------------------------------------
                                                       MARCH 31      JUNE 30    SEPTEMBER 30    DECEMBER 31   DECEMBER 31
                                                     --------------------------------------------------------------------
FISCAL 2000:                                                           (a)           (b)
Net revenues .....................................   $    8,720    $    4,857    $    4,230    $    5,403    $   23,210
                                                     ------------------------------------------------------------------
Operating loss ...................................   $  (14,302)   $  (19,748)   $  (11,976)   $   (7,528)   $  (53,554)
                                                     ------------------------------------------------------------------
Loss before cumulative effect of a change in
accounting principle .............................   $  (12,975)   $  (18,747)   $  (10,816)   $   (6,674)   $  (49,212)
                                                     ------------------------------------------------------------------
Net loss .........................................   $  (14,610)   $  (18,747)   $  (10,816)   $   (6,674)   $  (50,847)
                                                     ------------------------------------------------------------------
Loss per share before cumulative effect of a
change in accounting principle - basic and diluted.  $    (0.36)   $    (0.53)   $    (0.30)   $    (0.19)   $    (1.40)
                                                     ------------------------------------------------------------------
Net loss per share - basic and diluted ...........   $    (0.41)   $    (0.53)   $    (0.30)   $    (0.19)   $    (1.45)
                                                     ------------------------------------------------------------------

FISCAL 1999:
Net revenues .....................................   $    3,311    $    5,060    $    7,041    $    6,429    $   21,841
                                                     ------------------------------------------------------------------
Operating loss ...................................   $   (5,553)   $   (9,261)   $  (11,063)   $  (12,505)   $  (38,382)
                                                     ------------------------------------------------------------------
Net loss .........................................   $   (6,021)   $   (8,977)   $  (10,192)   $  (11,011)   $  (36,201)
                                                     ------------------------------------------------------------------
Net loss per share - basic and diluted ...........   $    (0.38)   $    (0.56)   $    (0.36)   $    (0.16)   $    (1.52)
                                                     ------------------------------------------------------------------
FISCAL 1999 (PRO FORMA) (C):
Net revenues .....................................   $    3,061    $    4,743    $    6,657    $    6,386    $   20,847
                                                     ------------------------------------------------------------------
Operating loss ...................................   $   (5,803)   $   (9,578)   $  (11,447)   $  (12,548)   $  (39,376)
                                                     ------------------------------------------------------------------
Net loss .........................................   $   (6,271)   $   (9,294)   $  (10,576)   $  (11,054)   $  (37,195)
                                                     ------------------------------------------------------------------
Net loss per share - basic and diluted ...........   $    (0.39)   $    (0.58)   $    (0.37)   $    (0.16)   $    (1.56)
                                                     ------------------------------------------------------------------

 (a) Operating loss, loss before cumulative effect of a change in accounting principle and net loss per share includes charge for impairment of goodwill of $4.4 million and restructuring charge of $1.5 million.

 (b) Operating loss, loss before cumulative effect of a change in accounting principle and net loss per share includes restructuring charge of $0.6 million.

(c)  Pro forma information shows what InsWeb would have reported if SAB 101 (see
     Note 3, above) had been in effect for the 1999 quarterly periods presented.

     RESTATEMENT OF QUARTERLY RESULTS

     In the quarter ended June 30, 2000, InsWeb originally recorded certain payments to be made to terminating employees as part of its restructuring charge. Upon reevaluation of this accounting, InsWeb determined that these payments were effectively "stay bonuses" which should be recognized over the contractual service period of the related employee, and excluded from the restructuring charge. This adjustment resulted in a decrease to InsWeb's original restructuring charge by $1,882,000, which is net of $345,000 of severance related charges incurred and paid in April 2000, for the three months ended June 30, 2000 and an increase to the restructuring charge of $23,000 for the three months ended September 30, 2000. Compensation expense included in operating expenses has also been adjusted (increased) by $405,000 and $1,270,000, to record the amount of stay bonuses earned during the three months ended June 30, 2000 and September 30, 2000, respectively.

     The second adjustment reduced the asset impairment portion of the restructuring charge recorded in the quarter ended June 30, 2000, related to InsWeb's termination of the San Carlos facility lease. In May 2000, InsWeb assigned its 12-year lease to an affiliate of the landlord in exchange for, among other things, a termination fee of $1.0 million to be received when the property is re-leased by the landlord. At the time that the lease was assigned, InsWeb wrote-off the $1.1 million of the related tenant improvements as part of the original restructuring charge. However, as re-leasing of this property and the resulting collection of this termination fee was probable, this adjustment is being made to accrue the $1.0 million fee as a reduction of the restructuring charge recorded in the quarter ended June 30, 2000. The corresponding receivable has been recorded as part of deposits and other assets at September 30, 2000. The $1.0 million receivable was collected in full in October 2000.

     CHANGE IN ACCOUNTING PRINCIPLE

     As discussed in Note 3 above, effective January 1, 2000, InsWeb changed its revenue recognition policy for set-up fees, which are included in development and maintenance fees, to comply with SEC Staff Accounting Bulletin No. 101:
REVENUE Recognition. Prior to this accounting change, InsWeb recognized revenue from set-up fees received from a participating insurance carrier when the development work was completed and the insurance company's integration with the Company's site became operational ("Live Date"). As a result of SAB 101, InsWeb continues to defer set-up revenue until the Live Date, but has changed its revenue recognition policy from full recognition at the Live Date to recognizing the revenue ratably over the estimated life of the carrier relationship.
Additionally, InsWeb's changed its revenue recognition policy for transaction fees from linking agreements that are contingent on the delivery of certain minimum clickthroughs. No linking agreements with such a contingency clause were entered into prior to fiscal 2000. Prior to this change, InsWeb recognized revenue based on the number of clickthroughs delivered. As a result of the adoption of SAB 101, InsWeb will defer revenue on contracts with certain minimum clickthrough requirements until all contingencies have been met. The adjustment for this change in accounting principle is unrelated to the other restatement adjustments described above, and results solely from the adoption of SAB 101.

     The effects of the restatement of the restructuring charge and the change in accounting principle on InsWeb's consolidated financial statements for the three months ended March 31, 2000, June 30, 2000 and September 30, 2000 are as follows:

                                                                                   QUARTER ENDED
                                               ------------------------------------------------------------------------------------
                                                      MARCH 31, 2000                JUNE 30, 2000              SEPTEMBER 30, 2000
                                               ------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           AS                            AS                           AS
                                                AS RESTATED    ORIGINALLY     AS RESTATED    ORIGINALLY    AS RESTATED    ORIGINALLY
                                                                REPORTED                      REPORTED                     REPORTED
Net revenues                                          $8,720         $8,617         $4,857        $4,808         $4,230      $5,322
Operating Expenses                                 $(23,022)      $(23,022)      $(24,605)     $(27,428)      $(16,206)    $(14,914)
                                               -------------------------------------------------------------------------------------
Operating loss                                     $(14,302)      $(14,405)      $(19,748)     $(22,620)      $(11,976)     $(9,592)
Loss before cumulative effect of a  change
in accounting principle                            $(12,975)      $(13,077)      $(18,747)     $(21,618)      $(10,816)     $(8,432)
                                               -------------------------------------------------------------------------------------
Net loss                                           $(14,610)      $(13,077)      $(18,747)     $(21,618)      $(10,816)     $(8,432)
                                               -------------------------------------------------------------------------------------
Loss per share before cumulative effect of a
change in accounting principle - basic and
diluted                                              $(0.36)        $(0.37)        $(0.53)       $(0.62)        $(0.30)      $(0.37)
                                               -------------------------------------------------------------------------------------
Net loss per share - basic and diluted               $(0.41)        $(0.37)        $(0.53)       $(0.62)        $(0.30)      $(0.37)
                                               ------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called "incorporation by reference." We intend to file our definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the headings "Proposal No. 1--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and in Part I of this report under the heading "Executive Officers of the Registrant."

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


     (a)  The following documents are filed as part of this Form:

          1.     Financial Statements:


                                                                            PAGE
Report of Independent Accountants.....................................        37
Consolidated Balance Sheets...........................................        38
Consolidated Statements of Operations.................................        39
Consolidated Statements of Stockholders' Equity.......................        40
Consolidated Statements of Cash Flows.................................        41
Notes to Consolidated Financial Statements............................        43

          2.     Financial Statement Schedules:

          The following financial statement schedule of InsWeb Corporation for the years ended December 31, 2000, 1999 and 1998 is filed as part of this report and should be read in conjunction with the consolidated financial statements of InsWeb Corporation.

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

(b) Reports on Form 8-K during the quarter ended December 31, 2000:

          We filed a current report on Form 8-K dated December 18, 2000, announcing InsWeb's intent to acquire from Intuit certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly owned subsidiary of Intuit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001.

                                    INSWEB CORPORATION
                                    By:          /s/ HUSSEIN A. ENAN
                                           -------------------------------------
                                                      Hussein A. Enan
                                                 CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       SIGNATURE               TITLE                                                     DATE

  /s/ HUSSEIN A. ENAN        Chairman of the Board and Chief Executive Officer    March 30, 2001
---------------------------  (Principal Executive Officer)
    Hussein A. Enan

  /s/ JAMES M. CORROON       Vice Chairman of the Board                           March 30, 2001
---------------------------
    James M. Corroon

  /s/ MARK P. GUTHRIE         President, Chief Operating Officer and
                              Chief Financial Officer (Acting)                     March 30, 2001
---------------------------   (Principal Financial and Accounting
    Mark P. Guthrie           Officer)

 /s/ STEPHEN M. BENNETT       Director                                             March 30, 2001
---------------------------
   Stephen M. Bennett

   /s/ RONALD FISHER          Director                                             March 30, 2001
---------------------------
     Ronald Fisher

 /s/ RICHARD D. HEADLEY       Director                                             March 30, 2001
---------------------------
   Richard D. Headley

  /s/ ROBERT C. NEVINS        Director                                             March 30, 2001
---------------------------
      Robert C. Nevins

  /s/ ROBERT A. PUCCINELLI    Director                                             March 30, 2001
---------------------------
    Robert A. Puccinelli


                       INSWEB CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




DESCRIPTION                                              BALANCE AT      CHARGED TO    CHARGED TO     DEDUCTIONS   BALANCE AT END
                                                        BEGINNING OF     COSTS AND    OTHER ACCOUNTS                 OF PERIOD
                                                       PERIOD EXPENSES
Year ended December 31, 2000:
Allowance for doubtful accounts ..................   $    142,000     $    144,000         $--       $  (151,000)     $   135,000

Year ended December 31, 1999:
Allowance for doubtful accounts ..................            $--     $    302,000         $--       $  (160,000)     $   142,000

Year ended December 31, 1998:
Allowance for doubtful accounts ..................   $      5,000              $--         $--       $    (5,000)             $--


                               INSWEB CORPORATION
                                    EXHIBITS
                                       TO
                             FORM 10-K ANNUAL REPORT
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2000


EXHIBIT
NUMBER  DESCRIPTION OF DOCUMENT
-------------------------------
    3.1   Amended and Restated Certificate of Incorporation of Registrant. (1)
    3.2   Bylaws of Registrant. (1)
    4.1   Third Amended and Restated Investor Rights Agreement among Registrant and certain Stockholders of Registrant, dated as of March 31, 1999. (1)
   10.1   Form of Indemnification Agreement between Registrant and Registrant's directors and officers. (1)
   10.2   1997 Stock Option Plan. (1)
   10.3   1999 Employee Stock Purchase Plan. (1)
   10.4   Series A Preferred Stock Purchase Agreement between Registrant and Nationwide Mutual Insurance Company, dated as of
          January 30, 1996. (1)
   10.5   Stock Purchase Agreement between Registrant and Insurance Information Exchange, L.L.C., dated as of November 22, 1996 .
                                                                                                            (1)
   10.6   Non-Exclusive Joint Marketing and License Agreement between Registrant and Insurance Information Exchange, L.L.C.,
          dated as of November 22, 1996. (1)
   10.7   Asset Purchase Agreement between Registrant and Insurance Information Exchange, L.L.C., dated as of November 22, 1996 .
                                                                                                            (1)
   10.8   Letter of Credit Agreement between Registrant and AMS Services, Inc., dated as of November 22, 1996. (1)
   10.9   Assignment and Assumption Agreement by and among Registrant, AMS Services, Inc. and Continental Casualty Company, dated as of April 10, 1998. (1)
  10.10   Employment Agreement between Registrant and Hussein A. Enan, dated November 22, 1996. (1)
  10.11   Option Agreement between Insurance Information Exchange, L.L.C. and Hussein A. Enan, dated as of November 22, 1996. (1)
  10.12   Series C Stock Purchase Agreement between Registrant and Century Capital Partners, L.P., dated as of February 21, 1997
                                                                                                            (1)
  10.13   Subscription Agreement between Registrant and Nationwide Mutual Insurance Company, dated as of May 15, 1997. (1)
  10.14   Series D Preferred Stock Purchase Agreement by and among Registrant, SOFTBANK Ventures, Inc., SOFTVEN No. 2 Investment
          Enterprise Partnership and Century Capital Partners, L.P., dated as of December 15, 1998, as amended. (1)
  10.15   Agreement and Plan of Reorganization by and among Registrant, Benelytics Acquisition Corporation and Benelytics, Inc.,
          dated as of December 31, 1998. (1)
  10.16   Joint Venture Agreement by and between Registrant and SOFTBANK Corp., dated as of December 15, 1998. (1)
  10.17   Series E Preferred Stock Purchase Agreement by and between Registrant and SOFTBANK America Inc., dated as of February
          26, 1999. (1)
  10.18+  License Agreement between Registrant and Yahoo! Inc. dated as of February 12, 1999. (1)
  10.19+  Services Agreements between Registrant and State Farm Mutual Automobile Insurance Company dated as of September 15,
          1998. (1)
  10.20   Lease between Registrant and Spieker Properties, L.P. dated October 27, 1999. (2)
  10.21   Assignment of Lease and Profit Sharing Agreement by and between Registrant and Spieker Properties L.P. dated June 28,
                                                                                                          2000(3)
  10.22   Retention Agreement between Registrant and Mark P. Guthrie dated June 23, 2000(3)
  10.23   Lease Between Registrant and Oates/Allegheny Venture I, LLC Dated September 29, 2000(4)
   21.1   Subsidiaries of Registrant
   23.1   Consent of Independent Accountants
   23.2   Report of Independent Accountants on Financial Statement Schedule


-----------

(1) Previously filed with InsWeb's Registration Statement on Form S-1 (File No. 333-78095), as amended.
(2) Previously filed with InsWeb's Registration Statement on Form 10-K for the year ended December 31, 2000.
(3)  Previously   filed  with  InsWeb's
     Registration  Statement  on Form 10-Q for the quarter  ended June 30, 2000.
(4) Previously filed with InsWeb's Registration Statement on Form 10-Q for the quarter ended September 30, 2000.

+Confidential treatment has been granted as to a portion of this Exhibit.