Form 10-Q
period 2001-03-31
INSWEB CORP
filed 2001-05-15
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________________

Commission file number 0-26083

INSWEB CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-3220749
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

11290 Pyrites Way, Suite 200
Gold River, California 95670
(Address of principal executive offices)

(916) 853-3300
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on April 30, 2001 was 42,326,482 shares.

FORM 10-Q
INSWEB CORPORATION
INDEX

PART I	FINANCIAL INFORMATION
ITEM 1:	Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000
Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited)
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)
Notes to Condensed Consolidated Financial Statements
ITEM 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

PART II	OTHER INFORMATION
ITEM 6:	Exhibits and Reports on Form 8-K
Signature
Exhibits

PART I:            FINANCIAL INFORMATION
ITEM 1.            FINANCIAL STATEMENTS

INSWEB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	March 31	December 31,
	2001	2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,944	$24,795
Short-term investments	28,627	26,331
Total cash, cash equivalents and short-term investments	46,571	51,126
Accounts receivable, net of allowance of $141 and $135 at March 31, 2001 and December 31, 2000, respectively	3,410	2,935
Prepaid expenses and other current assets	2,280	3,852
Total current assets	52,261	57,913
Property and equipment, net	7,947	8,666
Investment in joint venture	1,661	1,908
Intangible assets, net	12,576	295
Deposits and other assets	3,108	3,023
Capitalized website development costs, net	1,493	1,203
Total assets	$79,046	$73,008

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$864	$1,010
Accrued expenses	2,782	2,036
Deferred revenue	1,353	3,124
Restructuring accrual	-	86
Total current liabilities	4,999	6,256
Note payable to strategic partner	1,195	1,312
Security deposit payable	1,020	1,020
Other liabilities	666	536
Total liabilities	7,880	9,124

Stockholders' equity:
Common stock, $0.001 par value. Authorized: 150,000
Issued and outstanding: 42,326 shares at March 31, 2001 and 35,273 shares at December 31, 2000	42	35
Paid-in capital	201,922	189,356
Accumulated other comprehensive loss	(216)	(53)
Common stock warrants	389	113
Deferred stock compensation	(225)	(309)
Accumulated deficit	(130,746)	(125,258)
Total stockholders' equity	71,166	63,884

Total liabilities and stockholders' equity	$79,046	$73,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSWEB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	For the Three Months Ended March 31,
	2001	2000
Revenues:	(unaudited)
Transaction fees	$6,580	$7,090
Development and maintenance fees	567	1,621
Other revenues	10	9
Total revenues	7,157	8,720

Operating expenses:
Product development	1,461	2,780
Sales and marketing	6,679	14,303
General and administrative	4,731	4,809
Amortization of intangible assets	499	782
Amortization of stock-based compensation	68	347
Total operating expenses	13,438	23,021

Loss from operations	(6,281)	(14,301)
Other income (expense), net	23	50
Interest income, net	770	1,277
Loss before cumulative effect of a change in accounting principle	(5,488)	(12,974)
Cumulative effect of a change in accounting principle	-	(1,635)
Net loss	$(5,488)	$(14,609)
Net loss per share-basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(0.14)	$(0.37)
Cumulative effect of a change in accounting principle	-	(0.05)
Net loss per share-basic and diluted	$(0.14)	$(0.42)
Weighted average shares used in computing net loss per share-basic and diluted	40,599	34,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSWEB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2001	2000
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,488)	$(14,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,099	691
Amortization of stock-based compensation	68	347
Issuance of common stock warrants	276	-
Loss (gain) on disposal/sale of equipment	52	(10)
Foreign currency translation gain on note payable	(117)	(4)
Amortization of intangible assets	499	782
Equity loss (gain) from joint venture	82	(36)
Cumulative effect of a change in accounting principle	-	1,635
Changes in operating assets and liabilities:
Accounts receivable	(475)	(429)
Prepaid expenses and other current assets	1,572	(3,735)
Deposits and other assets	(85)	(25)
Accounts payable	(147)	1,256
Accrued expenses	746	627
Restructuring accrual	(85)	-
Deferred revenue	(1,771)	23
Other liabilities	130	84
Net cash used in operating activities	(3,644)	(13,404)
Cash flows from investing activities:
(Purchases) redemptions of investments - net	(2,293)	33,410
Purchases of property and equipment	(328)	(2,316)
Capitalized website development costs	(385)	-
Other, net	-	8
Net cash (used in) provided by investing activities	(3,006)	31,102
Cash flows from financing activities:
Proceeds from exercise of stock options	-	1,281
Proceeds from stock issued from Employee Stock Purchase Plan	42	901
Capitalized acquisition costs	(243)	-
Net cash (used in) provided by financing activities	(201)	2,182
Net (decrease) increase in cash and cash equivalents	(6,851)	19,880
Cash and cash equivalents, beginning of period	24,795	25,689
Cash and cash equivalents, end of period	$17,944	$45,569

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15	$16

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in conjunction with the purchase of selected assets from Intuit Insurance Services, Inc.	$12,547	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSWEB CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Significant Accounting Policies

             Basis of Presentation

             The consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. (formerly Avatar Insurance Services, Inc.) and Benelytics, Inc. (“InsWeb” or the “Company”).  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.  Investments in 20 to 50 percent owned affiliates are accounted for on the equity method.

             The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb's financial position as of March 31, 2001 and results of operations and cash flows for the three months ended March 31, 2001 and 2000.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

             These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001 and other information filed with the Commission.  The balance sheet at December 31, 2000 is derived from the audited financial statements included in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2000.

Significant customers

             For the three months ended March 31, 2001, three customers accounted for 22%, 10% and 10%, respectively, of total revenues.  For the three months ended March 31, 2000 three customers accounted for 29%, 11% and 10%, respectively, of total revenues.

Net loss per share - basic and diluted

             Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.  Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants had been exercised.  Common equivalent shares from preferred stock, stock options and warrants have been excluded from the computation of net loss per share-diluted as their effect is antidilutive.

2.  Comprehensive loss

             Total comprehensive loss for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

	Three Months Ended March 31,

	2001	2000
	(unaudited)
Net loss	$(5,488)	$(14,610)
Other comprehensive loss:
Foreign currency translation adjustments	(165)	(3)
Unrealized gain on investments	2	34
Total comprehensive loss	$(5,651)	$(14,579)

3.  Related Party Transactions

Stockholder and customer

             A stockholder, who is also a customer, accounted for $1,000 and $204,000 of InsWeb's revenues for the three months ended March 31, 2001 and 2000, respectively.  This customer accounted for $0 and $74,000 of InsWeb’s accounts receivable at March 31, 2001 and December 31, 2000, respectively.

Affiliate and Customer

             An affiliate, who owns a majority interest in a stockholder, is also a customer and accounted for $107,000 and $76,000 of InsWeb's revenues for the three months ended March 31, 2001 and 2000, respectively.  This customer accounted for $61,000 and $4,000 of InsWeb’s accounts receivable at March 31, 2001 and December 31, 2000, respectively.

Marketing Agreements

             During the three months ended March 31, 2001, InsWeb recognized $1,025,000, in marketing expense under a marketing agreement with an Internet company compared to $1,245,000 for the comparable period in 2000.  A beneficial owner of a significant number of shares of the outstanding stock of the Internet company is a principal stockholder of InsWeb.

4.  InsWeb Japan

             In 1998, InsWeb entered into a Joint Venture Agreement with a strategic partner and significant stockholder to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea.  The joint venture is carried out exclusively through InsWeb Japan K.K., a Japanese corporation, in which InsWeb owns a 25% interest.  In conjunction with this agreement, InsWeb also entered into an agreement in August 1999 to provide consulting and hosting services to assist InsWeb Japan K.K. in developing its Internet strategy.  Though this agreement has not been terminated, InsWeb did not provide consulting services for the three months ended March 31, 2001 and does not expect to provide future consulting and hosting services to InsWeb Japan K.K.  For the three months ended March 31, 2000, $1,204,000 was billed to InsWeb Japan K.K. under this contract and is included in development and maintenance fees.

             InsWeb’s initial interest in InsWeb Japan K.K. was purchased in exchange for a promissory note due to InsWeb’s strategic partner.  Interest expense related to this note for the three months ended March 31, 2001 and 2000, was $15,000 and $17,000, respectively.  As of March 31, 2001 and December 31, 2000, $1,195,000 and 1,312,000 was outstanding under the note.  In August 2000, InsWeb invested an additional $708,000 as part of an additional sale of capital stock by InsWeb Japan K.K.  As a result of this additional investment, InsWeb maintained its 25% interest in InsWeb Japan K.K.

             In March 2001, the parties to the Joint Venture Agreement entered into an agreement which would create a holding company to control InsWeb Japan K.K. and two other internet companies in which InsWeb does not have a financial interest.  When completed, InsWeb’s shares in InsWeb Japan K.K. will be exchanged for a 14.4% interest in the new holding company, Finance All K.K.  Based on InsWeb’s 14.4% ownership interest in Finance All K.K, the investment will be accounted for on the cost method from the date of closing.

5.  Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  InsWeb’s adoption of SFAS No. 133 in 2001 did not have a material effect on InsWeb's results of operations or financial condition.

6. Change in Accounting Principle

             Effective January 1, 2000, InsWeb changed its revenue recognition policy for set-up fees, which are included in development and maintenance fees, to comply with SEC Staff Accounting Bulletin No. 101: Revenue Recognition.  Prior to this accounting change, InsWeb recognized revenue from set-up fees received from a participating insurance carrier when that carrier’s integration with the InsWeb site became operational (“Live Date”) on InsWeb’s marketplace.  As a result of SAB 101, InsWeb continues to defer set-up revenue until the Live Date, but has changed its revenue recognition policy from full recognition at the Live Date to recognizing the revenue ratably over the estimated life of the carrier relationship.  This accounting change results in a cumulative effect of a change in accounting principle, for years prior to 2000, of $1,635,000, and is reflected in the results for the quarter ended March 31, 2000.  During the quarters ended March 31, 2001 and 2000, $311,000 (or $0.01 per share) and $223,000 (or $0.01 per share) of the cumulative effect for years prior to 2001 was recognized as revenue, and for the quarter ended March 31, 2000, $223,000 (or $0.01 per share), respectively, of the cumulative effect for years prior to 2000 was recognized as revenue.

7.  Restructuring

             In March 2001, the restructuring of InsWeb’s operations based on a plan approved by the Board of Directors in May 2000, was completed.  The restructuring plan included the closure of InsWeb’s facilities in Redwood City, San Carlos and Westlake Village, California and Bel Air, Maryland, the relocation of InsWeb’s operations to the Sacramento California area, and the discontinuance of certain strategic initiatives.  As a result of this restructuring, approximately 190 individuals have left InsWeb across all functions.  Of these, approximately 80 left InsWeb as a result of a reduction in workforce, and approximately 110 did not relocate with InsWeb and were replaced in conjunction with the hiring of the Sacramento area workforce.

             In the second quarter of 2000, InsWeb recorded a related restructuring charge of $1.5 million.  The charge consisted of employee separation costs of $0.9 million, asset impairments of $1.1 million, other exit costs of $0.5 million, offset by a lease termination fee of $1.0 million to be received as a result of InsWeb’s termination of its lease on its San Carlos facility.  In the third quarter of 2000, InsWeb recorded additional restructuring charges of $0.6 million based on revisions to the restructuring plan.  The charge consisted of additional employee separation costs of $0.1 million, asset impairments of $0.2 million, and other exit costs, primarily representing future rent payments for facilities being exited, of $0.3 million.

Details of the restructuring charge are as follows (in thousands):

	Employee Termination Benefits	Write-down of Property, Plant and Equipment	Other	Total

Original Estimate - 2nd Quarter, 2000	$926	$1,066	$(464)	$1,528
Change in estimate - 3rd Quarter, 2000	77	203	359	639
Total restructuring charge	$1,003	$1,269	$(105)	$2,167
Write-down of assets to net realizable value		(1,269)		(1,269)
Lease termination fee received			1,000	1,000
Cash payments	(1,003)	-	(809)	(1,812)
Restructuring liability as of December 31, 2000	-	-	86	86
Cash payments			(86)	(86)
Restructuring liability as of March 31, 2001	$-	$-	$-	$-

             In addition to the severance costs included in the restructuring charge, InsWeb offered retention bonuses to certain employees for their commitment to stay with InsWeb for periods of six months to one year beginning May 2000.  For the three months ended March 31, 2001  $697,000 of retention bonuses were included in operating expenses.    At March 31, 2001, InsWeb had $1,447,000 of retention bonuses accrued in other accrued liabilities and had future retention commitments of approximately $249,000, which are expected to be charged to expense in the second quarter of 2001.

8.  Acquisition of Selected Assets of Intuit Insurance Services, Inc.

             In January 2001, InsWeb acquired from Intuit, certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly owned subsidiary of Intuit.  InsWeb did not acquire any of Intuit's revenue producing relationships with insurance carriers.  Pursuant to related agreements, a representative from Intuit has been elected to the InsWeb Board of Directors.

             The purchase price of approximately $13.0 million consisted of an exchange of 7,019,389 shares of InsWeb's common stock with a fair value of $12.5 million, and other acquisition related expenses of approximately $0.5 million consisting primarily of payments for a financial advisor and other professional fees.  The aggregate purchase price was allocated to a non-compete agreement ($8,485,000), patents and other intellectual property ($60,000) and goodwill ($4,455,000).  These intangible assets and goodwill are being amortized on a straight line basis over five years.  Amortization expense for the quarter ended March 31, 2001 was $498,000. Intellectual property acquired valued at $10,000 was considered to have no future value to InsWeb, accordingly, such amount was written off in the first quarter of 2001.

             In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement, under which, Intuit and InsWeb have granted one another licenses to create links between their respective websites in order to create and operate a co-branded insurance center.  This agreement also provides that InsWeb will be the exclusive aggregator of online consumer insurance services for Quicken.com, an Intuit website, and that subject to a certain minimum amount of promotion on the Quicken.com website, Intuit will share in associated revenues.  InsWeb also acquired the right to the traffic from various former partners of Intuit.

9.  Common Stock Warrants

             In connection with a service agreement with a third-party insurance carrier in March 2001, InsWeb issued warrants to purchase an aggregate of 350,000 shares of InsWeb’s common stock at a purchase price of $5.00 per share.  The warrants became exercisable on March 31, 2001, and expire on March 1, 2006.  The fair value of the common stock warrants of $276,000 was derived using the Black-Scholes model, and is included in sales and marketing expense in the quarter ended March 31, 2001.  As of March 31, 2001, none of the common stock warrants had been exercised.

10.  Commitments and Contingencies

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

             In December 1999, InsWeb and Microsoft entered into a two-year agreement pursuant to which Microsoft's MSN Insurance Center on MSN MoneyCentral offers co-branded comparative shopping services provided by InsWeb.  The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the MSN InsuranceCenter.  Under the agreement, InsWeb has agreed to pay to MSN fixed fees for certain traffic guarantees, plus a fee for each user delivered to an InsWeb quote form from the co-branded site in excess of certain minimums.

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

             At March 31, 2001, future minimum payments under these agreements is $9,150,000 for the remainder of 2001, and $20,225,000 thereafter.

             eHealthInsurance litigation

             In February 2001, InsWeb temporarily suspended its online health-insurance quoting services due to the decision by eHealthInsurance, formerly InsWeb’s exclusive provider of online health-insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small-group health and Medicare supplement insurance quotes to InsWeb's users through a co-branded website.  In February 2001, eHealthInsurance filed suit in the U.S. District Court for the Northern District of California alleging InsWeb’s failure to perform its obligations under the agreement. In March 2001, eHealthinsurance amended its suit by further adding allegations that InsWeb interfered with its business relationships.  The complaint as amended seeks unspecified compensatory and punitive damages. InsWeb believes that all of eHealthInsurance's claims are without merit and that the outcome of this lawsuit will not have a material adverse effect on InsWeb’s financial results, cash flow or financial position.  In addition, InsWeb filed a countersuit in March 2001 alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb’s business.

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

Overview

             InsWeb operates a leading online insurance marketplace that enables consumers to comparison shop online and obtain insurance company-sponsored quotes for a variety of insurance products, including automobile, term life and homeowners, as well as annuities.  In order to create this marketplace, InsWeb has established business relationships with 36 insurance companies throughout the United States as of March 31, 2001.

             InsWeb's principal source of revenues is transaction fees.  While quotes obtained through InsWeb's online insurance marketplace are provided to consumers free of charge, InsWeb's participating insurance companies pay transaction fees to InsWeb generally based on the delivery of qualified leads, or a commission from the sale of an insurance policy through InsWeb Insurance Services.  Qualified leads are produced in two ways: for insurance companies providing instant online quotes, a qualified lead is produced when a consumer clicks to request insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when a consumer clicks to request the quote itself.  In either case, InsWeb is paid a transaction fee whether or not the consumer actually purchases a policy.  Once a lead is generated by the consumer's request for an application or offline quote, InsWeb transmits the lead either to InsWeb Insurance Services, or to the selected insurance company by e-mail, file transfer or direct connection to the insurance company's information system.  Effective January 1, 2000, InsWeb changed its revenue recognition policy for transactions fees from linking agreements that are contingent on the delivery of certain minimum click-throughs.  No linking agreements with such a contingency clause were entered into prior to April 2000.  As a result of the adoption of SAB 101, InsWeb defers revenues on contracts with certain minimum click-through requirements until all contingencies have been met.

             In October 1999, InsWeb began generating commission revenue as an insurance agent based on activities it performs related to the sale of certain automobile insurance policies in California.  As of March 31, 2001, InsWeb’s subsidiary, InsWeb Insurance Services, Inc., has been appointed as an authorized automobile insurance agent by 7 participating insurance companies in California, and by 9 carriers in Arizona, Oregon and Washington.  InsWeb receives a commission based on a percentage of the insurance policy premium related to each insurance policy sale where InsWeb has acted as the insurance agent.  InsWeb recognizes the revenue from these activities on the later of the billing date or effective date of the policy.  InsWeb also recognizes revenue when an applicable policy is renewed.  InsWeb intends to expand its online insurance agency operations by adding additional participating insurance companies in additional states. On April 30, 2001, InsWeb began operations as an authorized agent selling insurance policies to consumers in the states of Illinois, Ohio, Pennsylvania, Virginia and New York.

             InsWeb also generates development and maintenance fees from its participating insurance companies. InsWeb charges a fee to design and develop customized interfaces between an insurance company's information system and the InsWeb site.  Effective January 1, 2000, InsWeb changed its revenue recognition policy for set-up fees, which are included in development and maintenance fees, to comply with SEC Staff Accounting Bulletin No. 101: Revenue Recognition.  Prior to this accounting change, InsWeb recognized revenue from set-up fees received from a participating insurance carrier when the development work was completed and the insurance company’s integration with the Company’s site became operational (“Live Date”).  As a result of SAB 101, InsWeb continues to defer set-up revenue until the Live Date, but has changed its revenue recognition policy from full recognition at the Live Date to recognizing the revenue ratably over the estimated life of the carrier relationship.  Additional development fees are charged as insurance companies add new products, increase their geographic coverage and convert to instant quoting capability on InsWeb's online insurance marketplace, as well as for periodic upgrades and changes to insurance companies' information resident on the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb's facility that is dedicated to specific insurance companies. These maintenance fees are typically payable monthly and are recognized as revenue ratably over the term of the maintenance agreement. Prepaid development and maintenance fees are recorded as deferred revenue until earned. Development and maintenance fees are expected to account for a declining percentage of total revenues as transaction fees and fees related to InsWeb's activities as an agent increase.

             Product development expenses consist primarily of payroll and related expenses for development and technology personnel.  InsWeb implemented EITF Issue 00-02, Accounting for Website Development Costs, during the third quarter of 2000.  This resulted in the capitalization of website development costs directly related to the enhancement and upgrade of the InsWeb site.  Such costs had previously been expensed as period costs.  Consistent with the guidance of EITF Issue 00-02 and other applicable accounting guidance, all other software development costs have been expensed as incurred.  Though, product development expenses declined for the three months ended March 31, 2001 from amounts reported for the three months ended March 31, 2000 as a result of InsWeb’s announced restructuring plan, InsWeb expects that its product development costs will increase in future quarters due to the expansion of InsWeb’s business.

             Sales and marketing expenses consist primarily of payroll and related expenses for InsWeb's sales and marketing personnel as well as consumer marketing expenditures for advertising, public relations, promotions and fees paid to online companies with which InsWeb has contractual relationships.  InsWeb’s current consumer marketing program is focused on maintaining key online relationships and on selective cost effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace, while in the first quarter of 2000, InsWeb’s marketing program was concentrated on various forms of offline and online advertising and marketing in an effort to attract consumer traffic to the InsWeb site and to develop the InsWeb brand. As a result of this change in focus, InsWeb’s consumer marketing expenses in the first quarter of 2001 are significantly below those reported in the first quarter of 2000.  Consumer marketing expenses may increase in future quarters as InsWeb expands its online relationships.

             General and administrative expenses consist primarily of payroll and related expenses for InsWeb's management, administrative and accounting personnel, expenses relating to site operations, occupancy expenses, professional fees and other general corporate expenses.  InsWeb believes that although its completed restructuring plan has led to a decrease in general and administrative expenses, general and administrative expenses may nevertheless increase in the future as InsWeb expands its operations.

             Since its inception, InsWeb has incurred significant losses, and as of March 31, 2001 InsWeb had an accumulated deficit of $131 million.  These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb's technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb's marketing and sales activities.  InsWeb intends to continue to invest in product development, sales and marketing and in its administrative infrastructure.  As a result, InsWeb believes that it will continue to incur operating losses during throughout the current fiscal year.  Although InsWeb has experienced revenue growth in recent periods, its operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb's revenue growth will continue or that it will be able to achieve and sustain profitability.  In view of the rapidly evolving nature of InsWeb's business and its limited operating history, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance

Revenues

             Transaction Fees.  Transaction fees accounted for $6.6 million, or 92.0% of total revenue, for the three months ended March 31, 2001, compared to $7.1 million, or 81.3% of total revenues, for the comparable period in 2000.  The decrease for the three months ended March 31, 2001 was primarily attributable to the loss of State Farm as a participating carrier effective May 1, 2000.  State Farm represented none of InsWeb’s revenues for the three months ended March 31, 2001 versus 29% of total revenues in the comparable prior year period.  The decrease in revenues associated with loss of State Farm was partially offset by revenues recognized from its relationship with eHealthInsurance prior to the termination of that relationship in February 2001.  As eHealthInsurance represented 22% of InsWeb’s total revenues for the three months ended March 31, 2001, and since InsWeb has temporarily suspended its online health insurance quoting services, revenues in future periods from InsWeb’s health offering are not expected to be significant.

             During the first three months of 2001, approximately 660,000 shopping sessions were completed at InsWeb, a 14.6% decrease from the approximate 773,000 shopping sessions completed in the first three months of 2000.  InsWeb recorded approximately 2.3 million unique visitor sessions during the first three months of 2001, a decrease of 5% from the approximate 2.4 million unique visitor sessions recorded in the comparable period in 2000.  These decreases are primarily attributable to InsWeb’s decision to change its focus from both offline and online forms of advertising and marketing to substantially all online marketing relationships.

             Development and Maintenance Fees.  Development and maintenance fees accounted for $0.6 million or 7.9% of total revenues, for the three months ended March 31, 2001, compared to $1.6 million or 18.6% of total revenues, for the comparable period in 2000.  The decrease for the three months ended March 31, 2001 was primarily attributable to $1.2 million in revenues recognized from consulting and hosting services provided to InsWeb Japan K.K. for the three months ended March 31, 2000.   Though this agreement has not been terminated, InsWeb did not provide consulting and hosting services for the three months ended March 31, 2001 and does not expect to provide future consulting and hosting services to InsWeb Japan K.K.

Operating Expenses

             Product Development.  Product development expenses decreased to $1.5 million for the three months ended March 31, 2001, from $2.8 million for the comparable period in 2000.  The decrease for the three months ended March 31, 2001 was primarily attributable to reduced headcount in the period resulting from InsWeb’s restructuring efforts and $0.4 million of expenses capitalized under EITF 00-02 during the three months ended March 31, 2001.  No expenses were capitalized under EITF 00-02 for the comparable period in 2000.  Product development expenses are expected to continue to increase slightly for the remainder of 2001 as additional headcount is brought on to support current development efforts, which will be partially offset by additional amounts capitalized under EITF 00-02.

             Sales and Marketing.  Sales and marketing expenses decreased to $6.7 million for the three months ended March 31, 2001, from $14.3 million for the comparable period in 2000.  The decrease for the three months ended March 31, 2001 was primarily attributed to significant reductions in offline advertising relationships combined with a reduction in headcount resulting from restructuring efforts.  Sales and marketing expenses are expected to increase due to the additional marketing costs associated with the distribution agreement signed with Intuit, and increased personnel and operating costs associated with InsWeb’s agency operations.

             General and Administrative.  General and administrative expenses decreased to $4.7 million for the three months ended March 31, 2001, from $4.8 million for the comparable period in 2000.  This decrease was primarily due to decreased personnel and related costs.     Although general and administrative expenses have decreased in the quarter ended March 31, 2001 in comparison to the comparable period in 2000 as a result of InsWeb’s completed restructuring plan, general and administrative expenses may increase in the future as InsWeb expands its operations.

Other Operating Expenses

             Amortization of Intangible Assets.  Amortization of intangible assets during the three months ended March 31, 2001 was $0.5 million, compared to amortization of $0.8 million for the comparable period in 2000.  The expense for the quarter ended March 31, 2001 is attributable to the amortization of intangibles associated with the acquisition of certain assets of Intuit Insurance Services in January 2001. For the quarter ended March 31, 2000, amortization was solely attributable to the intangibles associated with the acquisition of the Benelytics, Inc.

             Amortization of Stock-based Compensation.  Amortization of stock–based compensation for the three months ended March 31, 2001 was $68,000, compared to $347,000 for the comparable period in 2000.  This decrease is attributable to the reduction in employees in conjunction with InsWeb’s restructuring plan.

Interest Income, Net

             Interest income, net, includes income earned on InsWeb's invested cash and investments and expense related to its note payable to InsWeb Japan K.K.  Net interest income for the three months ended March 31, 2001 was $0.8 million compared to net interest income of $1.3 million for the comparable period in 2000.  The decrease was primarily due to the decline in the principal balance of short-term investments and cash equivalents and to a lesser degree to the decline in interest rates as compared to the comparable period in 2000.

Liquidity And Capital Resources

             At March 31, 2001, InsWeb's principal source of liquidity was $46.6 million in cash, cash equivalents and short-term investments.

             The use of cash primarily consisted of InsWeb's operating loss before non-cash items.  For the three months ended March 31 2001, net cash used in operating activities was $3.6 million compared to $13.4 million in the comparable period in 2000.  For the three months ended March 31, 2001, non-cash items included amortization of intangibles of $0.5 million, issuance of common stock warrants of $0.3 million and depreciation and amortization of fixed assets of $1.1 million.  A decrease in deferred revenue, offset by a decrease in prepaid assets associated with the prepayment of online partnership agreements and an increase in the accrued expenses, also contributed to the cash used in operations for the three months ended March 31, 2001.

             For the three months ended March 31, 2001, net cash used by investing activities was $3.0 million, which primarily consisted of the redemption of short-term investments, purchases of equipment and furniture, and website development costs.

             In September 2000, InsWeb signed a 10-year lease agreement through 2010 for office space in the Sacramento area to house its corporate headquarters and agency operations.  InsWeb expects to incur additional costs for leasehold improvements and furniture and equipment associated with this lease through the second quarter of 2001.  Through March 2001, InsWeb has subleased portions of its Redwood City operating facilities and expects to sublease the remainder during 2001, and expects revenue from existing and future subleases to offset its ongoing lease obligation related to the Redwood City facility.  Future minimum lease payments under the Sacramento lease are $10.6 million for the term of the lease.

             In addition, under various marketing agreements with its online partners, InsWeb is obligated to make minimum payments totaling $29.4 million through 2005.

             InsWeb currently anticipates that its balances of cash and cash equivalents and short-term investments, together with cash generated by its operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.  Although InsWeb does not anticipate the need for additional financing to meet its current anticipated operating needs, nevertheless additional funds may be needed to expand business internally, to facilitate an acquisition, or if current operating plans are unsuccessful.  InsWeb cannot be certain that additional financing will be available when required, on favorable terms or at all.  If InsWeb is not successful in raising additional capital as required, its business could be materially harmed.  If additional funds were raised through the issuance of equity securities, the percentage ownership of InsWeb's then-current stockholders would be reduced.

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

•            the development of comparable services by competitors, which may reduce our market share;

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

             Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain increased revenues. As a result, we believe that we will incur significant operating losses for the foreseeable future. We incurred operating losses of $21.9 million, $38.4 million and $53.6 million for the year ended December 31, 1998, 1999 and 2000, respectively. For the three months ended March 31, 2001 we incurred operating losses of $6.3 million.  As of March 31, 2001, our accumulated deficit was $130.7 million.  Although we experienced significant revenue growth in earlier periods, this growth rate is not sustainable and revenues may decrease from comparable prior year periods.  Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable.  Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.  If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations.  Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock.  Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

             Automobile insurance accounted for approximately 75%, 78% and 69% of total revenues in the years ended December 31, 1998, 1999 and 2000, respectively, and approximately 65% of total revenues in the three months ended March 31, 2001.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.  As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed.  In addition, our business is likely to be affected by any events or changes that affect the automobile insurance industry as a whole.

If we are unable to promote our brand and expand our brand recognition, our ability to draw consumers to our website will be limited

             A number of websites offer services that are similar to and competitive with the services offered on our online insurance marketplace.  Therefore, a positive recognition of our brand is critical to attracting additional consumers to our website, strengthening our relationships with participating insurance companies and attracting new insurance companies.  In order to attract and retain consumers and insurance companies and to promote and maintain our brand, through the first quarter of 2000, we increased our financial commitment to creating and maintaining prominent brand awareness.  Beginning in the second quarter of 2000, our consumer marketing program has been reduced and currently consists of the maintenance of certain network online relationships, and other selective cost effective marketing campaigns, designed to maintain consumer awareness of InsWeb and our online insurance marketplace.  If our marketing efforts do not generate a corresponding increase in revenues or we otherwise fail to successfully promote our brand, or if these efforts require excessive expenditures, our business will be harmed.  Moreover, if visitors to our website do not perceive our existing services or the products and services of our participating insurance companies to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be harmed.

Our plans include new and expanded initiatives which could result in significant expenditures, and we may not generate sufficient revenue to offset these expenditures

We intend to offer additional services including, among other things:

•            performing activities on behalf of an increased number of insurance companies as an authorized agent;

•            adding new insurance companies and helping our existing insurance companies to expand the number of states in which they are offering coverage in our online marketplace;

•            working on refining the technology of our online insurance agency;

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

             We may not be able to offer these new and expanded initiatives in a cost-effective or timely manner, or these efforts may not increase the overall market acceptance of our products and services.  Expansion of our operations in this manner could also require significant additional expenditures and strain our management, financial and operational resources.  The lack of market acceptance of these efforts, regulatory issues, or our inability to generate enough revenue from these expanded services or products to offset their cost could harm our business.

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

If our participating insurance companies or our insurance agency do not continue to provide high quality products and service to consumers, our brand will be harmed and our ability to attract consumers to our website will be limited

             Our ability to maintain a positive recognition of our brand depends in part on the quality and competitiveness of the products and services consumers receive from our participating insurance companies or our insurance agency, including timely response to requests for quotes or coverage.  If we are unable to provide consumers with high-quality products and services, the value of our brand may be harmed and the number of consumers using our services may decline.  We have from time to time received complaints from consumers who have not received a timely response to a request for an insurance quote.  Although we have taken steps to increase responsiveness to consumer requests, these steps and/or proposed methods may not be successful.  In addition, if any of our major participating insurance companies were to discontinue their business, be downgraded by insurance company rating services or be financially harmed by trends in the insurance industry, our brand may be harmed.

Our plan to expand our online insurance agency operations will require significant resources and we may not be able to generate sufficient revenues to recover our expenses

             Since October 1999, InsWeb has been operating an online insurance agency business in California.  As of April 30, 2001, our online agency sells automobile policies to consumers in nine states.  Though InsWeb represents eight carriers as an agent, these carriers do not participate in every state.   Our online agency receives a commission on the sale and renewal of the automobile insurance polices sold though its offices.  Our plan to expand our online agency operations requires that we attract and retain highly skilled sales agents and customer care personnel.  We will face competition from other agencies and insurance companies for these agents.  In addition, we will need additional carriers to appoint us as an agent and pay us commissions. Although the agency infrastructure is already in place, integration of additional carriers into our online agency operations may take more time and be more expensive than we project.  If we are unable to implement our expansion in a timely and cost-effective manner, we may not be able to recover our costs and our business will be harmed.

Because a limited number of customers account for a majority of our revenues, the loss of a single customer relationship could result in a substantial drop in our revenues

             Revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues for the year ended December 31, 1999, and revenues from State Farm, AIG, and GE Financial Assurance accounted for approximately 14%, 11% and 9%, respectively, of our revenues for the year ended December 31, 2000.  Effective May 1, 2000, State Farm is no longer participating in InsWeb's marketplaces for auto, term life, homeowners, condominium and renters insurance.  As a result of State Farm’s withdrawal, revenues for the second quarter of 2000 from State Farm declined to approximately 15% of total revenues, and no revenue from State Farm has subsequently been recognized. For the three months ended March 31, 2001, revenues from our partnership with eHealthinsurance represented 22% of total revenues.  As a result of their termination of this contract in February 2001, no future revenues are expected to be recognized. Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed.  Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future.  Although InsWeb continually seeks new carriers to participate in the online marketplace, we may be unable to add any new carriers.

In most jurisdictions, we rely on the participation of a limited number of insurance companies on our online marketplace, and the loss of any of these insurance companies could make our online marketplace less attractive to consumers

             Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction.  Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace.  Although we currently have relationships with a significant number of insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from one to 15.  If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only three or fewer insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies.  At March 31, 2001, there were 17 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace.  No automobile insurance quotes are available in New Jersey, and as of March 31, 2001, there were seven jurisdictions in which only one insurance company is offering automobile quotes on our online marketplace.  If any insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be diminished.

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

We may have difficulty integrating new insurance companies into our online marketplace or agency operations, which could harm our ability to offer improved comparison shopping opportunities and thus limit the attractiveness of our service to consumers

             Integration of an insurance company into our online marketplace requires a significant commitment of time and resources on our part and on the part of the insurance company, and is a technologically difficult process.  This integration process typically takes from three to six months to complete and typically requires us to expend between 160 and 2,000 man-hours.  To develop company-sponsored quotes for consumers, the integration requires either the development of a customized interface with the carrier’s own rating system, accessing a third party rating engine of the carrier’s choice, or adding the carrier’s rating information into InsWeb’s proprietary rating engines.  Though integration into our agency operations may require fewer resources to implement than integration of an insurance company into our online marketplace, potential participating insurance companies may not be willing to invest the time and resources necessary to achieve this integration, or we may not be able to overcome the technological difficulties associated with, or devote the time and resources necessary to, successfully integrate the insurance company into our online marketplace or our agency operations.

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

The outcome and impact of litigation with our former health insurance provider is uncertain and could harm our business

             In April 2000, InsWeb and eHealthInsurance signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small-group health and Medicare supplement insurance quotes to InsWeb's users through a co-branded website. In February 2001, eHealthInsurance disabled the co-branded website and filed suit in the U.S. District Court for the Northern District of California alleging InsWeb's failure to perform its obligations under the agreement. In March 2001, eHealthinsurance amended its suit by further adding allegations that InsWeb interfered with its business relationships. The complaint as amended seeks unspecified compensatory and punitive damages. InsWeb filed a countersuit in March 2001 alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb's business.

             The outcome of the claims against InsWeb is uncertain and could result in a significant judgment against InsWeb. Although InsWeb maintains customary types of insurance, these policies may not provide adequate coverage for the types of claims asserted by eHealthInsurance. Our business would be harmed if a significant portion of our assets were required to satisfy an adverse judgment. Moreover, an adverse judgment could damage our reputation and make it more difficult to maintain or expand our business relationships.

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

          We have entered into exclusive arrangements with Yahoo! Inc. and MSN under which our website is the exclusive insurance site included in their website.  We have also entered into a significant marketing agreement with AOL.  In January 2001 we entered into an agreement with Intuit, Inc by which InsWeb will serve as the exclusive aggregator of online consumer insurance services for Quicken.com®, QuickenInsurance and certain Quicken consumer desktop products.  For the quarter ended March 31, 2001 and 2000, we received approximately 36.3% and 14.4% of our website traffic from these online relationships and 80.7% and 76.3% from all of our online relationships combined, respectively.  For the years ended December 31, 2000 and 1999, we received approximately 24.5% and 10.1% of our website traffic from these online relationships, respectively, and approximately 47.5% and 33.7% of our traffic from all of our online relationships combined, respectively.  Our ability to increase our revenues will depend, in part, on increased traffic to our website that we expect to generate through these significant online relationships.

             Most of our relationships with online companies, excluding Yahoo!, MSN, AOL and Intuit, typically have a 12-month term with automatic renewal except where either party declines to renew.  In addition, these agreements are typically terminable by either party on 30 to 90 days' notice.  We may not be able to negotiate or renew marketing agreements with online companies on terms that are acceptable to us.  The termination, non-renewal or renewal on unfavorable terms of a relationship from which we generate significant traffic to our website would harm our business.  If the recent trend of failing online companies continues, the traffic currently being received as well as the ability to attract new consumer traffic to our site could be harmed.  Additionally, an online company's failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we receive at our site, harming our business.

Laws and regulations that govern the insurance industry could expose us, or our participating insurance companies, our officers, or agents with whom we contract, to legal penalties if we fail to comply, and could require changes to our business

             We perform functions for licensed insurance companies and are, therefore, required to comply with a complex set of rules and regulations that often vary from state to state.  If we fail to comply with these rules and regulations, we, an insurance company doing business with us, our officers, or agents with whom we contract, could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties.  This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing laws, could expose us to additional costs, including indemnification of participating insurance companies for their costs, and could require changes to our business or otherwise harm our business.  Furthermore, because the application of online commerce to the consumer insurance market is relatively new, the impact of current or future regulations on InsWeb's business is difficult to anticipate.

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

The intended expansion of our business, including, in particular, our agency activities, will subject us to additional regulations which may delay or prevent our expansion and harm our business

             Over time, we intend to expand our operations to include new products and services and to offer existing and new products in new jurisdictions, which may require us to comply with additional laws and regulations.  If we fail to adequately comply with these laws and regulations, our ability to offer some of our products or services in a particular jurisdiction could be delayed or prevented and our business could be harmed.  Compliance with these laws and regulations and those of other jurisdictions into which we expand may require us to obtain appropriate business licenses, make necessary filings and obtain necessary bonds, appoint foreign agents and make periodic business reports.

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

Our recent reduction in force and planned future growth has placed a significant strain on our management, systems and resources, and we may experience difficulties in managing our operations in the future

             Through the quarter ended March 31, 2000, we experienced growth and expansion that placed a strain on our administrative, operational and financial resources and increased demands on our systems and controls.  As a result of our restructuring plan, however, our workforce declined by approximately 52% between April 2000 and December 31, 2000.  This reduction has occurred through a combination of InsWeb initiated terminations and voluntary resignations.  If our management is unable to manage our resources effectively, our business will be harmed.  This prior growth and subsequent reduction in force has resulted in a continuing increase in the level of responsibility for our management personnel.  We anticipate that our continued operations will require us to retain our current personnel and to recruit, hire, train and retain new managerial, technical, sales and marketing personnel based on the attrition of our current employee base.  Our ability to manage our operations successfully will also require us to improve our operational, management and financial systems and controls on a timely basis.

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

Because of competition for personnel, we may not be able to recruit or retain necessary personnel, which could slow the process of adding new insurance companies to our website or otherwise harm our business

             Our future success depends on our continuing ability to attract, retain and motivate highly skilled employees, particularly with respect to technology development and implementation, including integration of insurance companies into our online marketplace.  If we are not able to attract and retain new personnel, particularly to expand our technology development and implementation team, our business will be harmed.  The implementation of new insurance companies on our site is a technologically complex and labor-intensive process.  Accordingly, any difficulty we face in attracting and retaining talented development and implementation personnel could slow the process of adding new insurance companies to our online marketplace and therefore limit our ability to increase the attractiveness of our services to consumers.  Given the current competition for personnel, we may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future.  We have from time to time experienced, and we may experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

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

Our international operations are subject to various risks

             As of March 31, 2001, our international operations consist of activities with and through our joint venture partner, InsWeb Japan K.K. (of which we currently own a 25% equity interest) to develop and maintain an online insurance marketplace in Japan.  Though our foreign operations are limited they are subject to other inherent risks, including:

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

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results

             We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise.  For example, in December 1998, we acquired Benelytics, Inc., a developer of employee health benefits selection and management software and reference data products.  The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures.  Integration of an acquired company also may consume much of our management's time and attention that would otherwise be available for ongoing development of our business.  Moreover, the anticipated benefits of any acquisition may not be realized.  We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business.  Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business.  For example, in connection with the Benelytics acquisition, we recorded $7.3 million in goodwill, and $1.4 million to software and other intangible assets.  In the second quarter of 2000, we wrote off the remainder of the goodwill from the Benelytics acquisition.  In January 2001, we acquired certain assets of Intuit Insurance Services for approximately 7.0 million shares or approximately 19.9% of the then outstanding shares of InsWeb. In conjunction with this agreement we recorded approximately $13.1 million in goodwill and other intangible assets which will be amortized to expense over the five years.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             InsWeb is exposed to financial market risks including changes in interest rates and, to a lesser degree, foreign currency exchange rates.  The fair value of InsWeb's investment portfolio or related income would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short term nature of the major portion of InsWeb's investment portfolio.  InsWeb's interest income is sensitive to changes in the general level of U.S. interest rates, because all of our funds are invested in instruments with maturities less than one year.  InsWeb's policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk.  Funds in excess of current operating requirements are invested in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and large corporations.

             The table below represents carrying amounts and related weighted-average interest rates by year of maturity of InsWeb's investment portfolio at March 31, 2001:

	2001	Total
(In thousands, except interest rates)
Cash and money market funds	$4,398	$4,398
Average interest rate	5.4%	5.4%
Investments	$42,173	$42,173
Average interest rate	5.3%	5.3%
Total	$46,571	$46,571
Average interest rate	5.3%	5.3%

             InsWeb's revenue and capital spending is transacted in U.S. dollars.  As discussed in the notes to the condensed consolidated financial statements, InsWeb investment in InsWeb Japan K.K. and the note payable to strategic partner and shareholder is denominated in Japanese Yen.  InsWeb has not engaged in hedging transactions to reduce its exposure to fluctuations that may arise from changes in foreign exchange rates.  Based on InsWeb's overall currency rate exposure at March 31, 2001 a near-term 10% appreciation or depreciation would have an immaterial affect on InsWeb's operating results or financial condition.

PART II: OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)              Exhibits:
2.1	Asset Purchase Agreement, dated as of November 25, 2000, by and between InsWeb Corporation, a Delaware corporation, Intuit Insurance Services Inc., a Virginia corporation, and Intuit Inc., a Delaware corporation.
2.2	License and Distribution Agreement, entered into as of January 24, 2001, between InsWeb Corporation, a Delaware corporation, and Intuit Inc., a Delaware corporation.

(b)              Reports on Form 8-K:

             Current report on Form 8-K dated January 24, 2001, announcing InsWeb’s successful acquisition from Intuit of certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc. a wholly owned subsidiary of Intuit.

             Current report on Form 8-K dated February 21, 2001, relating to the temporary suspension of online health insurance services due to the unilateral termination by eHealthInsurance of the parties’ two-year online distribution agreement.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2001	INSWEB CORPORATION
(Registrant)

/s/ Mark P. Guthrie
Mark P. Guthrie President, Chief Operating Officer

INSWEB CORPORATION
EXHIBITS
TO
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED
MARCH 31, 2001

Exhibit Number	Description of Document

2.1+	Asset Purchase Agreement, dated as of November 25, 2000, by and between InsWeb Corporation, a Delaware corporation, Intuit Insurance Services Inc., a Virginia corporation, and Intuit Inc., a Delaware corporation.(1)
2.2+	License and Distribution Agreement, entered into as of January 24, 2001, between InsWeb Corporation, a Delaware corporation, and Intuit Inc., a Delaware corporation.(1)

(1) Previously filed with InsWeb’s Registration Statement on Form 8-K on February 8, 2001.

+Confidential treatment has been granted as to a portion of this Exhibit.