Form 10-Q
period 2001-06-30
INSWEB CORP
filed 2001-08-13
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from ________________ to _________________________

Commission file number 0-26083

____________

INSWEB CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3220749 (IRS Employer Identification Number)

11290 Pyrites Way, Suite 200
Gold River, California 95670
(Address of principal executive offices)

___________

(916) 853-3300
(Registrant's telephone number, including area code)

___________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on July 31, 2001 was 42,104,132 shares.

FORM 10-Q
INSWEB CORPORATION
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

INSWEB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,214	$24,795
Short-term investments	31,877	26,331

Total cash and short-term investments	42,091	51,096
Accounts receivable, net	2,449	2,935
Prepaid expenses and other current assets	2,100	3,852

Total current assets	46,640	57,913
Property and equipment, net	6,699	8,666
Intangible assets, net	11,948	295
Deposits and other assets	3,368	3,023
Investment in joint venture	1,661	1,908
Capitalized website development costs, net	1,510	1,203

Total assets	$71,826	$73,008

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$934	$1,010
Accrued expenses	2,844	2,036
Deferred revenue	1,082	3,124
Restructuring accrual	—	86

Total current liabilities	4,860	6,256
Note payable to related party	1,203	1,312
Security deposit payable	1,124	1,020
Deferred rent	805	536

Total liabilities	7,992	9,124

Commitments and contingencies
Stockholders' equity:
Common stock	42	35
Additional paid-in capital	201,688	189,356
Accumulated other comprehensive loss	(214)	(53)
Common stock warrants	389	113
Deferred stock compensation	(132)	(309)
Accumulated deficit	(137,939)	(125,258)

Total stockholders' equity	63,834	63,884

Total liabilities and stockholders' equity	$71,826	$73,008

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Revenues:
Transaction fees	$4,745	$3,626	$10,976	$10,573
Agency commissions	444	258	793	401
Development and maintenance fees	372	973	948	2,603

Total revenues	5,561	4,857	12,717	13,577

Operating expenses:
Sales and marketing	6,817	8,338	13,468	21,241
Technology	3,900	6,610	7,877	13,003
General and administrative	1,892	3,160	4,134	5,756
Amortization of intangible assets	648	287	1,147	1,070
Amortization of stock-based compensation	62	264	130	611
Impairment of goodwill and other intangibles	—	4,418	—	4,418
Restructuring charge	—	1,528	—	1,528

Total operating expenses	13,319	24,605	26,756	47,627

Loss from operations	(7,758)	(19,748)	(14,039)	(34,050)
Other income (expense), net	20	(147)	43	(97)
Interest income, net	545	1,148	1,315	2,426

Loss before cumulative effect of a change in accounting principle	(7,193)	(18,747)	(12,681)	(31,721)
Cumulative effect of a change in accounting principle	—	—	—	(1,635)

Net loss	$(7,193)	$(18,747)	$(12,681)	$(33,336)

Net loss per share-basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(0.17)	$(0.53)	$(0.31)	$(0.91)
Cumulative effect of a change in accounting principle	—	—	—	(0.04)

Net loss per share-basic and diluted	$(0.17)	$(0.53)	$(0.31)	$(0.95)

Weighted average shares used in computing net loss per share-basic and diluted	42,314	35,139	41,461	35,029

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:	(unaudited)
Net loss	$(12,681)	$(33,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,510	1,574
Amortization of stock-based compensation	130	611
Issuance of common stock warrants	276	—
Loss (gain) on disposal/sale of equipment	628	(10)
Foreign currency translation gain on note payable	(109)	(51)
Amortization of intangible assets	1,147	1,070
Equity loss from joint venture	82	62
Cumulative effect of a change in accounting principle	—	1,635
Write-down of leasehold improvements included in restructuring	—	1,065
Impairment of Goodwill	—	4,418
Changes in operating assets and liabilities:
Accounts receivable	485	390
Prepaid expenses and other current assets	1,752	(3,038)
Deposits and other assets	(345)	(800)
Accounts payable	(76)	322
Accrued expenses	809	(784)
Restructuring accrual	(86)	128
Deferred revenue	(2,041)	1,450
Other liabilities	372	142

Net cash used in operating activities	(7,147)	(25,172)

Cash flows from investing activities:
(Purchases) redemptions of investments - net	(5,533)	32,807
Purchases of property and equipment	(644)	(5,287)
Capitalized website development costs	(831)	—

Net cash (used in) provided by investing activities	(7,008)	27,520

Cash flows from financing activities:
Proceeds from employee stock plans	42	2,645
Treasury stock	(204)	—
Capitalized acquisition costs	(263)	—

Net cash (used in) provided by financing activities	(425)	2,645

Net (decrease) increase in cash and cash equivalents	(14,580)	4,993
Cash and cash equivalents, beginning of period	24,794	25,689

Cash and cash equivalents, end of period	$10,214	$30,682

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31	$48

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in conjunction with the purchase of selected assets from Intuit Insurance Services, Inc.	$12,547	$—

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

        Basis of Presentation

        The consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. (formerly Avatar Insurance Services, Inc.) and Benelytics, Inc. ("InsWeb" or the "Company"). In May 2001, Benelytics, Inc. was merged into InsWeb Corporation and all accounts and transactions are included in the accounts of InsWeb Corporation. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Investments in 20 to 50 percent owned affiliates are accounted for on the equity method.

        The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb's financial position, results of operations and cash flows as of and for the periods ended June 30, 2001. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001 and other information filed with the Commission. The balance sheet at December 31, 2000 is derived from the audited financial statements included in InsWeb's Annual Report on Form 10-K for the year ended December 31, 2000.

        Significant customers

        For the three months ended June 30, 2001, three customers accounted for 14%, 12% and 11%, respectively, of total revenues.

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

        Reclassification

        During the quarter ended June 30, 2001, InsWeb has reclassified certain overhead related costs, including facilities, telecommunications and systems expenses from general and administrative to sales and marketing, and technology. Such reclassifications have been presented for the three and six months ended June 30, 2001, and for all prior periods.

INSWEB CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Comprehensive loss

        Total comprehensive loss for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net loss	$ (7,193)	$ (18,747)	$ (12,681)	$ (33,356)
Other comprehensive loss:
Foreign currency translation adjustments	-	(48)	(165)	(51)
Unrealized gain on investments	2	3	5	37

Total comprehensive loss	$ (7,191)	$ (18,792)	$ (12,841)	$ (33,370)

3.  Related Party Transactions

        Stockholder and customer

        A stockholder, who is also a customer, accounted for $1,000 and $362,000 of InsWeb's revenues for the six months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001 and 2000, the customer accounted for $0 and $157,000 of InsWeb's revenues, respectively. This customer accounted for $0 and $74,000 of InsWeb's accounts receivable at June 30, 2001 and December 31, 2000, respectively.

        Affiliate and Customer

        An affiliate, who owns a majority interest in a stockholder, is also a customer and accounted for $171,000 and $139,000 of InsWeb's revenues for the six months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001 and 2000 the customer accounted for $64,000 and $63,000 of InsWeb's revenues, respectively. This customer accounted for $19,000 and $4,000 of InsWeb's accounts receivable at June 30, 2001 and December 31, 2000, respectively.

        Marketing Agreements

        During the three and six months ended June 30, 2001, InsWeb recognized $1,025,000 and $2,025,000, respectively, in marketing expense under a marketing agreement with an Internet company compared to $1,260,000 and $2,527,000 for the comparable periods in 2000. A beneficial owner of a significant number of shares of the outstanding stock of the Internet company is a principal stockholder of InsWeb.

4. InsWeb Japan

        In 1998, InsWeb entered into a Joint Venture Agreement with a strategic partner and significant stockholder to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The joint venture is carried out exclusively through InsWeb Japan K.K., a Japanese corporation, in which InsWeb owns a 25% interest. In conjunction with this agreement, InsWeb also entered into an agreement in August 1999 to provide consulting and hosting services to assist InsWeb Japan K.K. in developing its Internet strategy. Though this agreement has not been terminated, InsWeb did not provide consulting services for the three and six months ended June 30, 2001 and does not expect to provide future consulting and hosting services to InsWeb Japan K.K. For the three and six months ended June 30, 2000, $211,000 and $1,414,000 were billed to InsWeb Japan K.K. under this contract and are included in development and maintenance fees.

4.  InsWeb Japan (continued)

                In August 2000, InsWeb invested an additional $708,000 as part of an additional sale of capital stock by InsWeb Japan K.K. As a result of this additional investment, InsWeb maintained its 25% interest in InsWeb Japan K.K. InsWeb's initial interest in InsWeb Japan K.K. was purchased in exchange for a promissory note due to a significant owner of InsWeb's common stock. Interest expense related to this note for the three and six months ended June 30, 2001, was $15,000 and $31,000, respectively, and for the three and six months ended June 30, 2000, was $18,000 and $35,000, respectively. As of June 30, 2001 and December 31, 2000, $1,203,000 and $1,312,000 were outstanding under the note.

                In March 2001, the parties to the Joint Venture Agreement entered into an agreement, whereby a holding company (Finance All K.K.) controls InsWeb Japan K.K. and two other Internet companies in which InsWeb does not have a financial interest. In exchange for its shares in InsWeb Japan K.K., InsWeb's ownership interest in Finance All K.K. is 14.4%. InsWeb's investment interest in Finance All K.K, is being accounted for under the cost method beginning in March 2001.

5.  Recent Accounting Pronouncements

                In June 1998, the Financial Accounting Standards Board, (FASB) issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. InsWeb's adoption of SFAS No. 133 in 2001 did not have a material effect on InsWeb's results of operations or financial condition.

                In June 2001, the FASB issued Financial Accounting Standard No. 141 - Business Combinations (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, the use of the pooling-of-interests method will be prohibited. InsWeb's adoption of SFAS 141 is not expected to have a material effect on InsWeb's results of operations of financial condition.

                In June 2001, the FASB issued Financial Accounting Standard No. 142 - Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. SFAS 142 will be effective for InsWeb's fiscal year beginning January 1, 2002. Upon the effective date of this statement, amortization of goodwill recorded in conjunction with InsWeb's acquisition of Intuit Insurance Services, noted below, will cease. We expect the adoption of this accounting standard will have the impact of reducing amortization of intangible assets commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

6.  Change in Accounting Principle

                Effective January 1, 2000, InsWeb changed its revenue recognition policy for set-up fees, which are included in development and maintenance fees, to comply with SEC Staff Accounting Bulletin No. 101: Revenue Recognition. Prior to this accounting change, InsWeb recognized revenue from setup fees received from a participating insurance carrier when that carrier's integration with the InsWeb site became operational ("Live Date") on InsWeb's marketplace. As a result of SAB 101, InsWeb continues to defer setup revenue until the Live Date, but has changed its revenue recognition policy from full recognition at the Live Date to recognizing the revenue ratably over the estimated life of the carrier relationship. This accounting change results in a cumulative effect of a change in accounting principle, for years prior to 2000, of $1,635,000, and is reflected in the results for the six months ended June 30, 2000. During the quarters ended June 30, 2001 and 2000, $205,000 (or $0.01 per share) and $220,000 (or $0.01 per share), respectively, of the cumulative effect for years prior to 2000 was recognized as revenue, and for the six months ended June 30, 2001 and June 30, 2000, $518,000 (or $0.01) and $322,000 (or $0.01 per share), respectively, of the cumulative effect for years prior to 2000 was recognized as revenue.

7.  Restructuring

                In March 2001, InsWeb completed the restructuring plan approved by the Board of Directors in May 2000. The restructuring plan included the closure of InsWeb's facilities in Redwood City, San Carlos and Westlake Village, California and Bel Air, Maryland, the relocation of InsWeb's operations to the Sacramento California area, and the discontinuance of certain strategic initiatives. As a result of this restructuring, approximately 190 individuals have left InsWeb across all functions. Of these, approximately 80 left InsWeb as a result of a reduction in workforce, and approximately 110 did not relocate with InsWeb and were replaced in conjunction with the hiring of the Sacramento area workforce.

                In the second quarter of 2000, InsWeb recorded a related restructuring charge of $1.5 million. The charge consisted of employee separation costs of $0.9 million, asset impairments of $1.1 million, other exit costs of $0.5 million, offset by a lease termination fee of $1.0 million received as a result of InsWeb's termination of its lease on its San Carlos facility. In the third quarter of 2000, InsWeb recorded additional restructuring charges of $0.6 million based on revisions to the restructuring plan. The charge consisted of additional employee separation costs of $0.1 million, asset impairments of $0.2 million, and other exit costs, primarily representing future rent payments for facilities being exited, of $0.3 million.

                In addition to the severance costs included in the restructuring charge, InsWeb offered retention bonuses to certain employees for their commitment to stay with InsWeb for periods of six months to one year beginning May 2000. For the three and six months ended June 30, 2001, $256,000 and $952,000, respectively, of retention bonuses were included in operating expenses.

8.  Acquisition of Selected Assets of Intuit Insurance Services, Inc.

                In January 2001, InsWeb acquired from Intuit, certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly owned subsidiary of Intuit. InsWeb did not acquire any of Intuit's revenue producing relationships with insurance carriers. Pursuant to related agreements, a representative from Intuit has been elected to the InsWeb Board of Directors, and certain restrictions were placed on the ability of Intuit to conduct future acquisitions or dispositions of InsWeb's common stock.

                The purchase price of approximately $13.1 million consisted of an exchange of 7,019,389 shares of InsWeb's common stock with a fair value of $12.5 million, and other acquisition related expenses of approximately $0.6 million consisting primarily of payments for a financial advisor and other professional fees. The aggregate purchase price was allocated to a non-compete agreement $8,585,000, patents and other intellectual property $60,000 and goodwill $4,455,000. These intangible assets and goodwill are being amortized on a straight-line basis over five years. Amortization expense for the quarter ended June 30, 2001 was $649,000 and for the six months ended June 30, 2001 was $1,147,000. Intellectual property acquired valued at $10,000 was considered to have no future value to InsWeb, accordingly, such amount was written off in the first quarter of 2001.

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

9.    Stockholders' Equity

                In connection with a service agreement with a third-party insurance carrier, in March 2001, InsWeb issued warrants to purchase an aggregate of 350,000 shares of InsWeb's common stock at a purchase price of $5.00 per share. The warrants became exercisable on March 31, 2001, and expire on March 1, 2006. The fair value of the common stock warrants of $276,000 was derived using the Black-Scholes model, and is included in sales and marketing expense in the quarter ended March 31, 2001. As of June 30, 2001, none of the common stock warrants had been exercised.

                In June 2001, InsWeb's Board of Directors approved the repurchase of up to 1,000,000 shares of common stock. As of June 30, 2001 InsWeb repurchased 222,500 shares at an aggregate cost of $204,000.

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

                In December 1999, InsWeb and Microsoft entered into a two-year agreement pursuant to which Microsoft's MSN Insurance Center on MSN MoneyCentral offers co-branded comparative shopping services provided by InsWeb. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the MSN Insurance Center. Under the agreement, InsWeb has agreed to pay to MSN fixed fees for certain traffic guarantees, plus a fee for each user delivered to an InsWeb quote form from the co-branded site in excess of certain minimums. In June 2001, this agreement was amended and reduced the minimum delivery requirements from MSN to InsWeb, reduced the amount of fixed fees InsWeb is required to pay MSN, and also reduce the per user fee paid by InsWeb once MSN had begun delivering health insurance quotation services to another vendor. MSN began delivering health insurance quotation services to another vendor in June 2001.

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

                At June 30, 2001, future minimum payments under these agreements are $6,200,000 for the remainder of 2001, and $18,400,000 thereafter.

10.  Commitments and Contingencies (continued)

                eHealthInsurance litigation

                In February 2001, InsWeb temporarily suspended its online health-insurance quoting services due to the decision by eHealthInsurance, formerly InsWeb's exclusive provider of online health-insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small-group health and Medicare supplement insurance quotes to InsWeb's users through a co-branded website. In February 2001, eHealthInsurance filed suit in the U.S. District Court for the Northern District of California alleging InsWeb's failure to perform its obligations under the agreement. In March 2001, eHealthinsurance amended its suit by further adding allegations that InsWeb interfered with its business relationships. The complaint as amended seeks unspecified compensatory and punitive damages. InsWeb believes that all of eHealthInsurance's claims are without merit and that the outcome of this lawsuit will not have a material adverse effect on InsWeb's financial results, cash flow or financial position. In addition, InsWeb filed a counter suit in March 2001 alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb's business.

                In June 2001, InsWeb entered into a two-year agreement with QuickQuote Financial, Inc. pursuant to which QuickQuote became the exclusive provider of online health insurance services to InsWeb consumers.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                InsWeb has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning InsWeb's business, operations and financial condition. The words or phrases "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb's control, including, but not limited to declining economic conditions including a possible recession which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb's marketplace, limited operating history, anticipated losses, the unpredictability of its future revenues, reliance on key customers - property and casualty insurance carriers, who are subject themselves to volatility in their operating cycles, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties are described in greater detail in the section entitled "Factors That May Affect Future Performance." All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

                InsWeb operates a leading online insurance marketplace that enables consumers to comparison shop online and obtain insurance company-sponsored quotes for a variety of insurance products, including automobile, term life and homeowners. In order to create this marketplace, InsWeb has established business relationships with 39 insurance companies throughout the United States as of June 30, 2001.

                InsWeb's principal source of revenues is transaction fees. While quotes obtained through InsWeb's online insurance marketplace are provided to consumers free of charge, InsWeb's participating insurance companies pay transaction fees to InsWeb generally based on the delivery of qualified leads. Qualified leads are produced in two ways: for insurance companies providing instant online quotes, a qualified lead is produced when a consumer clicks to request insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when a consumer clicks to request the quote itself. In either case, InsWeb is generally paid a transaction fee whether or not the consumer actually purchases a policy. In certain instances, InsWeb is paid a transaction fee only after the consumer has purchased a policy.

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

                In October 1999, InsWeb began generating commission revenue as an insurance agent based on activities it performs related to the sale of certain automobile insurance policies in California. Since that date, InsWeb has expanded its insurance agency operations. As of June 30, 2001, InsWeb's subsidiary, InsWeb Insurance Services, Inc., has been appointed as an authorized automobile insurance agent by 10 participating insurance companies and is acting as an agent in the states of Arizona, California, Illinois, New York, Ohio, Oregon, Pennsylvania, Virginia and Washington. InsWeb receives a commission based on a percentage of the insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent. InsWeb recognizes the revenue from these activities on the later of the billing date or effective date of the policy. InsWeb also recognizes revenue when an applicable policy is renewed. InsWeb intends to expand its online insurance agency operations by adding additional participating insurance companies and by expanding into additional states.

                InsWeb also generates development and maintenance fees from its participating insurance companies. InsWeb charges a fee to design and develop customized interfaces between an insurance company's information system and the InsWeb site. InsWeb recognizes revenue from setup fees received from a participating insurance carrier ratably over the estimated life of the carrier relationship, after the development work is complete and the insurance company's integration with the Company's site has become operational ("Live Date"). Additional development fees are charged as insurance companies add new products, increase their geographic coverage and convert to instant quoting capability on the InsWeb online insurance marketplace, as well as for periodic upgrades and changes to insurance companies' information resident on the InsWeb site.

                InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb's facility that is dedicated to specific insurance companies. These maintenance fees are typically payable monthly and are recognized as revenue ratably over the term of the maintenance agreement. Prepaid development and maintenance fees are recorded as deferred revenue until earned. Development and maintenance fees are expected to account for a declining percentage of total revenues as transaction fees and agency commission revenues increase.

                Sales and marketing expenses consist of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb's sales and marketing personnel and the personnel and related costs for the InsWeb Insurance Agency, which includes selling agents, underwriters, supervisors and customer service and support groups. Also included in sales and marketing expense are direct marketing expenditures that include advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace. InsWeb's current consumer marketing program is focused on maintaining key online relationships and on selective cost effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace; through the first quarter of 2000, InsWeb's marketing program was concentrated on various forms of offline and online advertising and marketing in an effort to attract consumer traffic to the InsWeb site and especially to develop the InsWeb brand. As a result of this change in focus, InsWeb's direct marketing expenses in the first six months of 2001 are significantly below those reported in the first six months of 2000. Direct marketing expenses will fluctuate based on the amount of consumer traffic driven to the InsWeb online marketplace, and costs associated with the InsWeb Insurance Agency may increase as the program expands into additional states and adds additional insurance carriers.

                Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for the planning and design, carrier implementation and integration, and product and site development personnel. InsWeb implemented EITF Issue 00-02, Accounting for Website Development Costs, during the third quarter of 2000. This resulted in the capitalization of website development costs directly related to the enhancement and upgrade of the InsWeb site. Such costs had previously been expensed as period costs. Consistent with the guidance of EITF Issue 00-02 and other applicable accounting guidance, all other software development costs have been expensed as incurred. Technology expenses declined for the three and six months ended June 30, 2001 from amounts reported for the three and six months ended June 30, 2000 as a result of announced restructuring plans in fiscal 2000. InsWeb does not expect a significant increase in technology costs over the next six months.

                General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb's general management, administrative and accounting personnel, as well as other general corporate expenses. InsWeb believes that although its completed restructuring plan has led to a decrease in general and administrative expenses, general and administrative expenses may nevertheless increase in the future as InsWeb expands its operations.

                Since its inception, InsWeb has incurred significant losses, and as of June 30, 2001 InsWeb had an accumulated deficit of $138 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb's technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb's marketing and sales activities. InsWeb intends to continue to invest in technology, sales and marketing and in its administrative infrastructure. As a result, InsWeb believes that it will continue to incur operating losses throughout the current fiscal year. InsWeb has experienced a decline in revenue in recent periods, and its operating results for future periods are subject to numerous uncertainties. InsWeb's decline in revenue may continue, and there can be no assurance that it will be able to achieve and sustain profitability. In view of the rapidly evolving nature of InsWeb's business and its limited operating history, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance

Results of Operations

        The following table sets forth the percentages that certain statement of operations items are to total revenues for the three and six months ended June 30, 2001 and 2000:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues:
Transaction fees	85%	75%	86%	78%
Agency commissions	8%	5%	7%	3%
Development and maintenance fees	7%	20%	7%	19%

Total	100%	100%	100%	100%

Operating expenses:
Sales and marketing	123%	172%	106%	156%
Technology	70%	136%	62%	96%
General and administrative	34%	65%	32%	42%
Amortization of intangible assets	12%	6%	9%	8%
Amortization of stock-based comp.	1%	5%	1%	5%
Impairment of goodwill	—	91%	—	33%
Restructuring charge	—	32%	—	11%

Total	240%	507%	210%	351%

Loss from operations	( 140%)	( 407%)	( 110%)	( 251%)

Revenues

       Transaction Fees. Transaction fees accounted for $4.7 million and $11.0 million of total revenues, for the three and six months ended June 30, 2001, compared to $3.6 million and $10.6 million of total revenues, for the comparable periods in 2000. The increase for the three and six months ended June 30, 2001 was primarily the result of the number of leads generated by the increase in the number of completed shopping sessions.

       During the first six months of 2001, approximately 1.4 million shopping sessions were completed at InsWeb, a 4.9% increase from the approximate 1.3 million shopping sessions completed in the first six months of 2000. InsWeb recorded approximately 6.7 million visitor sessions during the first six months of 2001, a decrease of 4% from the approximate 7.0 million visitor sessions recorded in the comparable period in 2000. The decrease in visitor sessions are primarily attributable to InsWeb's decision to change its focus from both offline and online forms of advertising and marketing to substantially all online marketing relationships, while the increase in completed shopping sessions is the result of InsWeb's marketing efforts attracting higher quality visitors.

       Agency Commissions. Agency commissions accounted for $0.4 million and $0.8 million of total revenues for the three and six months ended June 30, 2001, compared to $0.3 million and $0.4 million of total revenues for the comparable periods in 2000. The increase was primarily due to an increase in carrier participation and an increase in expansion of geographic territory from three to nine states.

       Development and Maintenance Fees. Development and maintenance fees accounted for $0.4 million and $0.9 million of total revenues, for the three and six months ended June 30, 2001, compared to $1.0 million and $2.6 million of total revenues, for the comparable periods in 2000. The decrease for the three and six months ended June 30, 2001 was primarily attributable to $0.2 million and $1.4 million in revenues recognized from consulting and hosting services provided to InsWeb Japan K.K. for the three and six months ended June 30, 2000, respectively. Though this agreement has not been terminated, InsWeb did not provide consulting and hosting services for the three and six months ended June 30, 2001 and does not expect to provide future consulting and hosting services to InsWeb Japan K.K.

Operating Expenses

       Sales and Marketing. Sales and marketing expenses decreased to $6.8 and $13.5 million for the three and six months ended June 30, 2001, from $8.3 and $21.2 million for the comparable periods in 2000. Direct marketing expenses decreased to $4.3 and $8.5 million for the three and six months ended June 30, 2001, from $5.5 and $15.2 million for the comparable periods in 2000. The decreases were primarily attributed to significant reductions in offline advertising relationships combined with a reduction in headcount resulting from restructuring efforts.

       Technology. Technology expenses decreased to $3.9 and $7.9 million for the three and six months ended June 30, 2001, from $6.6 and $13.0 million for the comparable periods in 2000. The decreases were primarily attributable to reduced headcount in the period resulting from InsWeb's restructuring efforts. Capitalized web development costs under EITF 00-02 during the three and six months ended June 30, 2001 were, $0.4 and $0.8 million, respectively. No expenses were capitalized for the comparable period in 2000. Amortization of web development costs for the three and six months ended June 30, 2001 were $0.4 and $0.5 million, respectively.

       General and Administrative. General and administrative expenses decreased to $1.9 and $4.1 million for the three and six months ended June 30, 2001, from $3.2 and $5.8 million for the comparable periods in 2000. These decreases were primarily due to decreased personnel associated with InsWeb's restructuring efforts.

Other Operating Expenses

       Amortization of Intangible Assets. Amortization of intangible assets during the three and six months ended June 30, 2001 was $0.6 and $1.1 million, compared to amortization of $0.3 and $1.1 million for the comparable periods in 2000. This expense was attributable to the amortization of intangibles associated with the acquisition of certain assets of Intuit Insurance Services in January 2001. For the comparable prior period, amortization was solely attributable to the intangibles associated with the acquisition of the Benelytics, Inc.

       Amortization of Stock-based Compensation. Amortization of stock-based compensation for the three and six months ended June 30, 2001 was $62,000 and $130,000, compared to $264,000 and $611,000 for the comparable periods in 2000. This decrease is attributable to the reduction in employees in conjunction with InsWeb's restructuring plan.

Interest Income, Net

       Interest income, net, includes income earned on InsWeb's invested cash and investments and expense related to its note payable to InsWeb Japan K.K. Net interest income for the three and six months ended June 30, 2001 was $0.5 and $1.3 million compared to net interest income of $1.1 and $2.4 million for the comparable periods in 2000. The decrease was primarily due to the decline in the principal balance of short-term investments and cash equivalents and to a lesser degree to the decline in interest rates as compared to the comparable periods in 2000.

Liquidity and Capital Resources

       At June 30, 2001, InsWeb's principal source of liquidity was $42.1 million in cash, cash equivalents and short-term investments.

       The use of cash primarily consisted of InsWeb's operating loss before non-cash items. For the six months ended June 30 2001, net cash used in operating activities was $7.2 million compared to $25.2 million for the comparable period in 2000. For the six months ended June 30, 2001, non-cash items included amortization of intangibles of $1.1 million, loss on disposal of equipment of $0.6 million, issuance of common stock warrants of $0.3 million and depreciation and amortization of fixed assets of $2.5 million. A decrease in deferred revenue, offset by a decrease in prepaid assets associated with the prepayment of online partnership agreements and an increase in the accrued expenses, also contributed to the cash used in operations for the six months ended June 30, 2001.

       For the six months ended June 30, 2001, net cash used in investing activities was $7.0 million, which primarily consisted of the purchases of short-term investments and equipment and furniture, and capitalized website costs.

       In September 2000, InsWeb signed a 10-year lease agreement through 2010 for office space in the Sacramento area to house its corporate headquarters and agency operations. InsWeb incurred additional costs for leasehold improvements and furniture and equipment associated with this lease through the second quarter of 2001. Through June 2001, InsWeb has subleased portions of its Redwood City operating facilities and expects to sublease the remainder during the next twelve months; and further expects revenue from existing and future subleases to offset its ongoing lease obligation related to the Redwood City facility. However, there can be no assurances that InsWeb will be able to sublease the Redwood City facility, or that the revenue from subletting such facility will cover the ongoing lease obligation.

       In addition, under various marketing agreements with its online partners, InsWeb is obligated to make minimum payments totaling $24.6 million through 2005.

       InsWeb currently anticipates, based on current revenue and expense trends, that its balances of cash and cash equivalents and short-term investments, together with cash generated by its operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Although InsWeb does not anticipate the need for additional financing to meet its current anticipated operating needs, nevertheless additional funds may be needed to expand business internally, to facilitate an acquisition, or if current operating plans are unsuccessful. InsWeb cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, its business could be materially harmed. If additional funds were raised through the issuance of equity securities, the percentage ownership of InsWeb's then-current stockholders would be reduced.

Financial Outlook

       The following forward-looking statements reflect InsWeb management's expectations as of July 19, 2001. Given the potential changes in general economic conditions and consumer spending, the emerging nature of the online marketplace, and various other risk factors, actual results may differ materially. See section entitled "Factors That May Affect Our Future Performance."

Guidance for the quarter ending September 30, 2001:

Completed shopping sessions for the quarter are expected to be between 620,000 and 680,000;
Revenues are expected to be between $4.8 million and $5.2 million; and
InsWeb's net loss is expected to be between $7.0 million and $7.6 million, or between $0.16 per share and $0.18 per share.

Guidance for the full year ending December 31, 2001:

Completed shopping sessions for the year are expected to be between 2.0 million and 2.4 million;
Revenues are expected to be between $21.0 million and $24.0 million;
InsWeb's net loss is expected to be between $25.0 million and $28.0 million, or between $0.60 per share and $0.68 per share; and
InsWeb's total headcount at year-end is expected to be between 205 and 215. This anticipated increase is tied to expected growth in InsWeb's auto insurance-agency operations.

Factors That May Affect Our Future Performance

       Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

Our limited operating history makes an evaluation of our future prospects very difficult.

Our stockholders must consider the uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. These uncertainties include:

o	an evolving and unpredictable business model, which makes prediction of future results uncertain and an investment in our common stock highly speculative;

o	the development of comparable services by competitors, which may reduce our market share;

o	the uncertainty of the extent to which the consumer market will adopt the Internet as the preferred medium for comparison shopping for and purchase of insurance products, which may limit our ability to generate revenue from consumers that visit our online marketplace or our insurance agency;

o	our potential inability to successfully manage our anticipated growth, which could lead to management distractions and increased operating expenses;

o	our ability to attract and retain highly skilled employees; and

o	our reliance on key customers and ability to retain customers.

To address these uncertainties, we must, among other things:

o	refine our business model;

o	work to expand the efficiencies and geographic coverage of our agency activities;

o	enhance the brand identity of our online insurance marketplace;

o	maintain and increase our strategic alliances with other online businesses to increase traffic to our website;

o	maintain, increase and geographically diversify our base of participating insurance companies;

o	continue to ensure that our participating insurance companies offer competitive insurance products;

o	satisfy legal and regulatory requirements applicable to the insurance industry; and

o	continue to address consumer privacy concerns.

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

       Given current and planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain increased revenues. As a result, we believe that we will incur significant operating losses for the foreseeable future. We incurred operating losses of $21.9 million, $38.4 million and $53.6 million for the years ended December 31, 1998, 1999 and 2000, respectively. For the six months ended June 30, 2001 we incurred operating losses of $14.0 million. As of June 30, 2001, our accumulated deficit was $137.9 million. Although we experienced revenue growth in earlier periods, this growth rate is not sustainable and revenues may decrease from comparable prior year periods. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

       Factors that may cause fluctuations in our operating results include the following, many of which are outside our control:

o	We may experience consumer dissatisfaction with our online marketplace as we add or change features, or as the insurance coverage offered by participating insurance companies varies;

o	Consumer traffic on our online marketplace may decline as a result of the announcement or introduction of a competing online insurance marketplace or other new websites, products or services offered by our competitors;

o	Such consumer traffic may also fluctuate as a result of changes in consumer acceptance of Internet commerce, particularly in connection with shopping for insurance;

o	Our revenues may be harmed if we lose one or more significant insurance company relationships or if an insurance company reduces its participation on our marketplace;

o	Use of the Internet by consumers may fluctuate due to seasonal factors or other uncontrollable factors affecting consumer behavior and may be affected by slow Internet performance due to technical problems or traffic bottlenecks on the network;

o	Our ability to convert site visits into transaction fees and/or revenue from insurance agency activities may fluctuate due to changes in our user interface or other features on our site or changes in the underwriting criteria used by our participating insurance companies to determine which consumers will be offered quotes; and

o	Our ability to generate transaction fees and/or revenue from insurance agency activities may also be harmed due to technical difficulties on our website that hamper a consumer's ability to start or complete a shopping session.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

       Automobile insurance accounted for approximately 75%, 78% and 69% of total revenues in the years ended December 31, 1998, 1999 and 2000, respectively, and approximately 67% of total revenues in the six months ended June 30, 2001. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation.

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

Our plans include new and expanded initiatives that could result in significant expenditures, and we may not generate sufficient revenue to offset these expenditures

We intend to offer additional services including, among other things:

o	performing activities on behalf of an increased number of insurance companies as an authorized agent;

o	adding new insurance companies and helping our existing insurance companies to expand the number of states in which they are offering coverage in our online marketplace;

o	working on refining the technology of our online insurance agency;

o	increasing the level of technology integration between our platform and the systems of our participating insurance companies; and

o	continuing our market presence through relationships with Internet portals, financial institutions, websites oriented to activities that involve the purchase of insurance, such as automobile shopping sites, and other online companies.

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

o	undertake more extensive marketing campaigns for their brands and services;

o	devote more resources to website and systems development;

o	adopt more aggressive pricing policies; and

o	make more attractive offers to potential employees, online companies and third-party service providers.

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

Our plan to expand our online insurance agency operations will require significant resources and we may not be able to generate sufficient revenues to recover our expenses

       Since October 1999, InsWeb has been operating an online insurance agency business in California. As of June 30, 2001, our online agency sells automobile policies to consumers in nine states. Though InsWeb represents ten carriers as an agent, these carriers do not participate in every state. Our online agency receives a commission on the sale and renewal of the automobile insurance polices sold though its offices. Our plan to expand our online agency operations requires that we attract and retain highly skilled sales agents and customer care personnel. We will face competition from other agencies and insurance companies for these agents. In addition, we will need additional carriers to appoint us as an agent and pay us commissions. Although the agency infrastructure is already in place, integration of additional carriers into our online agency operations may take more time and be more expensive than we project. If we are unable to implement our expansion in a timely and cost-effective manner, we may not be able to recover our costs and our business will be harmed.

Because a limited number of customers account for a majority of our revenues, the loss of a single customer relationship could result in a substantial drop in our revenues

              Revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues for the year ended December 31, 1999, and revenues from State Farm, AIG, and GE Financial Assurance accounted for approximately 14%, 11% and 9%, respectively, of our revenues for the year ended December 31, 2000. Effective May 1, 2000, State Farm discontinued participating in InsWeb's marketplaces for auto, term life, homeowners, condominium and renters insurance. As a result of State Farm's withdrawal, revenues for the second quarter of 2000 from State Farm declined to approximately 15% of total revenues, and no revenue from State Farm has subsequently been recognized. For the three months ended March 31, 2001, revenues from our partnership with eHealthinsurance represented 22% of total revenues. In June 2001, InsWeb entered into a two-year agreement with QuickQuote Financial, Inc. pursuant to which QuickQuote became the exclusive provider of online health insurance services to InsWeb consumers. However, InsWeb does not currently project significant future revenues from this new agreement. Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. Although InsWeb continually seeks new carriers to participate in the online marketplace, we may be unable to add any new carriers.

In most jurisdictions, we rely on the participation of a limited number of insurance companies on our online marketplace, and the loss of any of these insurance companies could make our online marketplace less attractive to consumers

              Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with a significant number of insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from one to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only three or fewer insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. At June 30, 2001, there were 21 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. No automobile insurance quotes are available in New Jersey, and as of June 30, 2001, there were three jurisdictions in which only one insurance company is offering automobile quotes on our online marketplace. If any insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be diminished.

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

We may have difficulty integrating new insurance companies into our online marketplace or agency operations, which could harm our ability to offer improved comparison-shopping opportunities and thus limit the attractiveness of our service to consumers

              Integration of an insurance company into our online marketplace requires a significant commitment of time and resources on our part and on the part of the insurance company, and is a technologically difficult process. This integration process typically takes from three to six months to complete and typically requires us to expend between 160 and 2,000 man-hours. To develop company-sponsored quotes for consumers, the integration requires either the development of a customized interface with the carrier's own rating system, accessing a third party rating engine of the carrier's choice, or adding the carrier's rating information into InsWeb's proprietary rating engines. Though integration into our agency operations may require fewer resources to implement than integration of an insurance company into our online marketplace, potential participating insurance companies may not be willing to invest the time and resources necessary to achieve this integration, or we may not be able to overcome the technological difficulties associated with, or devote the time and resources necessary to, successfully integrate the insurance company into our online marketplace or our agency operations.

We do not have exclusive relationships or long-term contracts with insurance companies, which may limit our ability to retain these insurance companies as participants in our marketplace and maintain the attractiveness of our services to consumers

              We do not have an exclusive relationship with any of the insurance companies whose insurance products are offered on our online marketplace, and thus, consumers may obtain quotes and coverage from these insurance companies without using our website. Our participating insurance companies offer their products directly to consumers through insurance agents, mass marketing campaigns or through other traditional methods of insurance distribution. These insurance companies can also offer their products and services over the Internet, either directly to consumers or through one or more of our online competitors, or both. In addition, most of our agreements with our participating insurance companies are cancelable at the option of either party upon 90 days' notice or less. We have experienced, and expect to continue to experience, reductions in the level of participation in our marketplace or complete termination by participating insurance companies. These reductions in participation, terminations, or an inability to attract additional insurance companies to our marketplace could materially affect our revenues and harm our business.

The outcome and impact of litigation with our former health insurance provider is uncertain

              In February 2001, InsWeb temporarily suspended its online health-insurance quoting services due to the decision by eHealthInsurance, formerly InsWeb's exclusive provider of online health-insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small-group health and Medicare supplement insurance quotes to InsWeb's users through a co-branded website. In February 2001, eHealthInsurance disabled the co-branded website and filed suit in the U.S. District Court for the Northern District of California alleging InsWeb's failure to perform its obligations under the agreement. In March 2000, eHealthinsurance amended its suit by further adding allegations that InsWeb interfered with its business relationships. The complaint as amended seeks unspecified compensatory and punitive damages. InsWeb filed a counter suit in March 2001 alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb's business.

              The outcome of the lawsuit is uncertain. Even if InsWeb is successful in its counterclaims and receives a significant judgment at trial, it may be difficult to collect. Moreover, our business would be harmed if a significant portion of our assets would have to be used to satisfy an adverse judgment, and an adverse judgment could damage our reputation and make it more difficult to maintain or expand our business relationships. Although InsWeb maintains customary types of insurance, these policies may not provide adequate coverage for the types of claims asserted by eHealthInsurance.

Traffic on our website is heavily dependent on our online relationships. These relationships may not generate sufficient revenues to justify the fees we pay to online companies. Further, our consumer traffic may decline in the event an online relationship is unsuccessful

              We rely on relationships with a variety of Internet portals, financial institutions, and other online companies to attract consumers to our website. In a typical arrangement, the online company includes a "link" on its website on which a user can click to jump to our website or to a site that we operate under the online company's name; as part of the arrangement, we typically pay the online company a portion of the resulting transaction fees and in some cases a fixed fee. These relationships may not continue to generate a substantial amount of new traffic on our website, or the revenues generated by these relationships may be insufficient to justify our payment obligations. We have experienced occasional fluctuations in the traffic from our online partners, often as a result of redesigns of their websites. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies' websites and services. Any decline in the market presence, business or reputation of these online companies' websites and services will reduce the value of these relationships to us and could harm our business.

              We have entered into exclusive arrangements with Yahoo! Inc. and MSN under which our website is the exclusive insurance site included in their website. We have also entered into a significant marketing agreement with AOL. In January 2001 we entered into an agreement with Intuit, Inc by which InsWeb will serve as the exclusive aggregator of online consumer insurance services for Quicken.com®, QuickenInsurance and certain Quicken consumer desktop products. For the quarter ended June 30, 2001 and 2000, we received approximately 36.3% and 14.4% of our website traffic from these online relationships and 80.7% and 76.3% from all of our online relationships combined, respectively. For the years ended December 31, 2000 and 1999, we received approximately 24.5% and 10.1% of our website traffic from these online relationships, respectively, and approximately 47.5% and 33.7% of our traffic from all of our online relationships combined, respectively. Our ability to increase our revenues will depend, in part, on increased traffic to our website that we expect to generate through these significant online relationships.

              Most of our relationships with online companies, excluding Yahoo!, MSN, AOL and Intuit, typically have a 12-month term, and these agreements are typically terminable by either party on 30 to 90 days' notice. We may not be able to negotiate or renew marketing agreements with online companies on terms that are acceptable to us. The termination, non-renewal or renewal on unfavorable terms of a relationship from which we generate significant traffic to our website would harm our business. If the recent trend of failing online companies continues, the traffic currently being received as well as the ability to attract new consumer traffic to our site could be harmed. Additionally, an online company's failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we receive at our site, harming our business.

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

Uncertainty in the marketplace regarding the use of Internet users' personal information, or proposed legislation limiting such use, could reduce demand for our services and result in increased expenses

              Concern among consumers and legislators regarding the use of personal information gathered from Internet users could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. Legislation has been proposed and enacted at both the federal and state levels that would further limit the uses of personally identifiable information of Internet users gathered online or require online services to establish privacy policies. In addition, the Federal Trade Commission has adopted regulations affecting the information gathering practices of online companies, and it has brought suit against several high profile companies for failing to adhere to the privacy policies posted on their websites. Many state insurance codes limit the collection and use of personal information by insurance companies, agents, or insurance service organizations. Failure to adhere to the growing body of privacy regulations could result in administrative actions or private litigation and harm our business.

System failures could reduce or limit traffic on our website and harm our ability to generate revenue

              Since launching our online marketplace, we have experienced occasional minor system failures or outages that have resulted in the online marketplace being out of service for a period ranging from several minutes to three hours while our technicians brought backup systems online. We may experience further system failures or outages in the future that could disrupt the operation of our website and could harm our business. Our revenues depend in large part on the volume of traffic on our website and, more particularly, on the number of insurance quotes generated by our website in response to consumer inquiries. Accordingly, the performance, reliability and availability of our website, quote-generating systems and network infrastructure are critical to our reputation and our ability to attract a high volume of traffic to our website and to attract and retain participating insurance companies. Moreover, we believe that consumers who have a negative experience with an electronic commerce website may be reluctant to return to that site. Thus, a significant failure or outage affecting our systems could result in severe long-term damage to our business.

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

Our recent reduction in force and planned future growth has placed a significant strain on our management, systems and resources, and we may experience difficulties in managing our operations in the future

              Through the quarter ended June 30, 2000, we experienced growth and expansion that placed a strain on our administrative, operational and financial resources and increased demands on our systems and controls. As a result of our restructuring plan, however, our workforce declined by approximately 52% between April 2000 and December 31, 2000. This reduction has occurred through a combination of InsWeb initiated terminations and voluntary resignations. If our management is unable to manage our resources effectively, our business will be harmed. This prior growth and subsequent reduction in force has resulted in a continuing increase in the level of responsibility for our management personnel. We anticipate that our continued operations will require us to retain our current personnel and to recruit, hire, train and retain new managerial, technical, sales and marketing personnel based on the attrition of our current employee base. Our ability to manage our operations successfully will also require us to improve our operational, management and financial systems and controls on a timely basis.

We rely on the services of our executive officers and other key personnel, whose knowledge of our business and the insurance industry and technical expertise would be extremely difficult to replace

              Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, our Chairman and Chief Executive Officer; and Mark P. Guthrie, our President, and Chief Operating Officer. The loss of the services of any of our executive officers or other key employees could harm our business.

              We have no long-term employment agreements with any of our key personnel other than Mr. Enan, whose employment agreement expires in July 2002. We maintain $2 million life insurance policies on Mr. Enan and Mr. Guthrie that names us as the beneficiary, but maintain no similar insurance on any of our other key employees. Additionally, InsWeb granted stock options as incentives to executive officers and new employees, including Mr. Guthrie, and certain other key personnel. As the value of these incentives are highly dependent on an increase in the market price of our common stock, we may be unable to retain such key employees, nor retain or recruit other officers and key employees in the future.

Because of competition for personnel, we may not be able to recruit or retain necessary personnel, which could slow the process of adding new insurance companies to our website or otherwise harm our business

              Our future success depends on our continuing ability to attract, retain and motivate highly skilled employees, particularly with respect to technology development and implementation and insurance sales. If we are not able to attract and retain new personnel, particularly to expand our technology development and implementation team, our business will be harmed. The implementation of new insurance companies on our site is a technologically complex and labor-intensive process. Accordingly, any difficulty we face in attracting and retaining talented development and implementation personnel could slow the process of adding new insurance companies to our online marketplace and therefore limit our ability to increase the attractiveness of our services to consumers. Likewise, any difficulty we encounter in hiring and retaining highly skilled insurance sales agents will result in delays in responding to consumer needs and lower sales volume. Given the current competition for personnel, we may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we may experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

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

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results

              We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. For example, in December 1998, we acquired Benelytics, Inc., a developer of employee health benefits selection and management software and reference data products. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management's time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. For example, in connection with the Benelytics acquisition, we recorded $7.3 million in goodwill, and $1.4 million to software and other intangible assets. In the second quarter of 2000, we wrote off the remainder of the goodwill from the Benelytics acquisition. In January 2001, we acquired certain assets of Intuit Insurance Services for approximately 7.0 million shares or approximately 19.9% of the then outstanding shares of InsWeb. In conjunction with this agreement we recorded approximately $13.1 million in goodwill and other intangible assets that will be amortized to expense over the five years.

We may be unable to protect our intellectual property rights

              We regard our intellectual property as critical to our success. We rely on trademark, copyright and trade secret laws to protect our proprietary rights. We have registered the INSWEB mark in the United States, and many other countries, including France, Germany, South Korea, Japan and the United Kingdom. Applications are pending in several other countries. Other United States and worldwide trademark applications include, but are not limited to, eAgent, InsWeb.com, Powered by InsWeb, and Where You and Your Insurance Really Click. We have patent applications on file in the United States. Our trademark registration and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply.

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

Our stock may be delisted from the NASDAQ National Market

              To maintain the listing of our common stock on The Nasdaq National Market we are required to meet certain listing requirements including a minimum bid price of $1.00 per share. Our stock price has been below the $1.00 minimum bid price since June 21, 2001. If the stock price is traded below the $1.00 minimum bid price for 30 consecutive business days we will receive a deficiency notice. Such notice was given as of August 3rd , 2001; we now have a grace period of 90 calendar days to cure the deficiency by meeting the $1.00 per share trading price for 10 consecutive days. There can be no assurance that we will regain or maintain compliance with the minimum bid price during the 90-calendar days grace period, which ends November 1, 2001. If we fail to meet the minimum bid price for 10 consecutive days during the grace period our common stock may be delisted from The NASDAQ National Market. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy NASDAQ listing requirements, with the result that our common stock may be delisted from The NASDAQ National Market. Should our common stock be delisted from The NASDAQ National Market, it would likely be traded on the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. Consequently, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital.

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

The table below represents carrying amounts and related weighted-average interest rates of InsWeb's investment portfolio at June 30, 2001:

	2001
(In thousands, except interest rates)
Cash and money market funds	$2,738
Average interest rate		2.5%
Investments	$39,353
Average interest rate		4.4%
Total	$42,091
Average interest rate		4.2%

              InsWeb's revenue and capital spending is transacted in U.S. dollars. As discussed in the notes to the condensed consolidated financial statements, InsWeb investment in InsWeb Japan K.K. and the note payable to strategic partner and shareholder is denominated in Japanese Yen. InsWeb has not engaged in hedging transactions to reduce its exposure to fluctuations that may arise from changes in foreign exchange rates. Based on InsWeb's overall currency rate exposure at June 30, 2001 a near-term 10% appreciation or depreciation would have an immaterial affect on InsWeb's operating results or financial condition.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At the Company's Annual Meeting of Stockholders, held on June 12, 2001, the stockholders elected the following individuals to the Board of Directors who will serve until InsWeb's Annual Meeting of Stockholders in 2004 and until their successors are elected and qualified: Stephen M. Bennett; James M. Corroon and Ronald Fisher. These three individuals received the highest number of votes eligible to vote, voting either in person or by proxy.

              In addition, the following matter was voted upon by the Stockholders:

              To ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending December 31, 2001.

Votes
For	Against	Abstain
38,819,714	167,678	34,463

PART II: OTHER INFORMATION
ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: None

(b)	Reports on Form 8-K: None

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001	INSWEB CORPORATION (Registrant) /s/ William D. Griffin William D. Griffin Chief Financial Officer