Form 10-Q
period 2001-09-30
INSWEB CORP
filed 2001-11-06
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________________

Commission file number 0–26083

INSWEB CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94–3220749 (IRS Employer Identification Number)

11290 Pyrites Way, Suite 200

Gold River, California 95670

(Address of principal executive offices)

(916) 853-3300

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of outstanding shares of the Registrant's Common Stock, par value $0.001 per share, on October 31, 2001 was 42,176,921 shares.

FORM 10–Q

INSWEB CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2001	2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,009	$24,795
Short-term investments	23,139	26,331
Total cash and short-term investments	37,148	51,126
Accounts receivable, net	3,165	2,935
Prepaid expenses and other current assets	1,305	3,852
Total current assets	41,618	57,913
Property and equipment, net	5,613	8,666
Intangible assets, net	11,293	295
Deposits and other assets	3,344	3,023
Investment in joint venture	1,661	1,908
Capitalized website development costs, net	888	1,203
Total assets	$64,417	$73,008
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,154	$1,010
Accrued expenses	1,824	2,036
Deferred revenue	1,190	3,124
Restructuring accrual	-	86
Total current liabilities	4,168	6,256
Note payable to related party	1,258	1,312
Security deposit payable	1,125	1,020
Deferred rent	876	536
Total liabilities	7,427	9,124
Commitments and contingencies
Stockholders' equity:
Common stock	42	35
Additional paid-in capital	201,734	189,356
Accumulated other comprehensive loss	(216)	(53)
Common stock warrants	389	113
Deferred stock compensation	(77)	(309)
Accumulated deficit	(144,882)	(125,258)
Total stockholders' equity	56,990	63,884
Total liabilities and stockholders' equity	$64,417	$73,008

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Revenues:
Transaction fees	$4,958	$3,638	$15,945	$14,211
Agency commissions	449	130	1,231	531
Development and maintenance fees	423	462	1,371	3,065
Total revenues	5,830	4,230	18,547	17,807

Operating expenses:
Sales and marketing	7,185	6,168	20,653	27,409
Technology	3,523	5,951	11,400	18,954
General and administrative	1,731	3,223	5,865	8,979
Amortization of intangible assets	655	40	1,802	1,110
Amortization of stock-based compensation	48	186	178	797
Impairment of goodwill and other intangibles	-	-	-	4,418
Restructuring charge	-	638	-	2,167
Total operating expenses	13,142	16,206	39,898	63,834
Loss from operations	(7,312)	(11,976)	(21,351)	(46,027)
Other income, net	-	132	43	36
Interest income, net	369	1,028	1,684	3,454
Loss before cumulative effect of a change in accounting principle	(6,943)	(10,816)	(19,624)	(42,537)
Cumulative effect of a change in accounting principle	-	-	-	(1,635)
Net loss	$(6,943)	$(10,816)	$(19,624)	$(44,172)

Net loss per share-basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(0.16)	$(0.31)	$(0.47)	$(1.21)
Cumulative effect of a change in accounting principle	-	-	-	(0.05)
Net loss per share-basic and diluted	$(0.16)	$(0.31)	$(0.47)	$(1.26)
Weighted average shares used in computing net loss per share-basic and diluted	42,153	35,238	41,695	35,100

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:	(unaudited)
Net loss	$(19,624)	$(44,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,231	2,588
Amortization of stock-based compensation	178	796
Issuance of common stock warrants	276	-
Loss on disposal/sale of equipment	663	40
Foreign currency translation gain on note payable	(54)	(74)
Amortization of intangible assets	1,802	1,110
Equity loss from joint venture	82	11
Cumulative effect of a change in accounting principle	-	1,635
Write-down of leasehold improvements included in restructuring	-	1,269
Impairment of Goodwill	-	4,418
Changes in operating assets and liabilities:
Accounts receivable	(230)	1,031
Prepaid expenses and other current assets	2,547	(3,017)
Deposits and other assets	(321)	(876)
Accounts payable	144	231
Accrued expenses	(212)	303
Restructuring accrual	(86)	495
Deferred revenue	(1,934)	1,218
Other liabilities	445	213
Net cash used in operating activities	(12,093)	(32,781)
Cash flows from investing activities:
Sales of investments - net	3,196	26,973
Investment in joint venture	-	(708)
Purchases of property and equipment	(684)	(6,074)
Capitalized acquisition costs	(263)	-
Capitalized website development costs	(832)	(664)
Net cash provided by investing activities	1,417	19,527
Cash flows from financing activities:
Proceeds from employee stock plans	94	2,786
Treasury stock	(204)	-
Net cash (used in) provided by financing activities	(110)	2,786
Net decrease in cash and cash equivalents	(10,786)	(10,468)
Cash and cash equivalents, beginning of period	24,795	25,689
Cash and cash equivalents, end of period	$14,009	$15,221
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$49	$53
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in conjunction with the purchase of selected assets from Intuit Insurance Services, Inc.	$12,547	$-

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

                Basis of Presentation

                The consolidated financial statements include the accounts of InsWeb Corporation and its wholly owned subsidiary, InsWeb Insurance Services, Inc. (“InsWeb” or the “Company”). In May 2001, Benelytics, Inc. was merged into InsWeb and all accounts and transactions are included in the accounts of InsWeb Corporation.  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

                The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position, results of operations and cash flows as of and for the periods ended September 30, 2001.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

                These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2001, and other information filed with the Commission.  The balance sheet at December 31, 2000 is derived from the audited financial statements included in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2000.

Significant Customers

                For the three months ended September 30, 2001, three customers accounted for 13%, 11% and 9%, respectively, of total revenues.

Net Loss Per Share – Basic and Diluted

                Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.  Diluted earnings per share reflect the potential dilution that would occur if stock options and warrants had been exercised.  For all periods presented common equivalent shares from stock options and warrants have been excluded from the computation of net loss per share–diluted, as their effect is antidilutive.

                Reclassification

                During the quarter ended September 30, 2001, InsWeb has reclassified certain overhead-related costs, including facilities, telecommunications and systems expenses from general and administrative expenses to sales and marketing, and technology expenses. Such reclassifications have been presented for the three and nine months ended September 30, 2001, and for all prior periods.

2.  Comprehensive Loss

                Total comprehensive loss for the three and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net loss	$(6,943)	$(10,816)	$(19,624)	$(44,172)
Other comprehensive loss:
Foreign currency translation adjustments	-	(34)	(165)	(86)
Unrealized (loss) gain on investments	(1)	(2)	2	35
Total comprehensive loss	$(6,944)	$(10,852)	$(19,787)	$(44,223)

3.  Related Party Transactions

Stockholder and Customer

                A stockholder, who is also a customer, accounted for $4,000 and $601,000 of InsWeb's revenues for the nine months ended September 30, 2001 and 2000, respectively.  For the three months ended September 30, 2001 and 2000, the customer accounted for $1,000 and $239,000 of InsWeb’s revenues, respectively. This customer accounted for $0 and $74,000 of InsWeb’s accounts receivable at September 30, 2001 and December 31, 2000, respectively.

Affiliate and Customer

                An affiliate, who owns a majority interest in a stockholder, is also a customer and accounted for $222,000 and $205,000 of InsWeb's revenues for the nine months ended September 30, 2001 and 2000, respectively.  For the three months ended September 30, 2001 and 2000, the customer accounted for $51,000 and $66,000 of InsWeb’s revenues, respectively. This customer accounted for $30,000 and $4,000 of InsWeb’s accounts receivable at September 30, 2001 and December 31, 2000, respectively.

Marketing Agreements

                During the three and nine months ended September 30, 2001, InsWeb recognized $1,025,000 and $3,075,000, respectively, in marketing expense under a marketing agreement with an Internet company compared to $1,260,000 and $3,784,000 for the comparable periods in 2000.  A beneficial owner of a significant number of shares of the Internet company is a principal stockholder of InsWeb.

4.  InsWeb Japan

                In 1998, InsWeb entered into a Joint Venture Agreement with a strategic partner and significant stockholder to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea.  The joint venture is carried out exclusively through InsWeb Japan K.K., a Japanese corporation, in which InsWeb owned a 25% interest.  In conjunction with this agreement, InsWeb also entered into an agreement in August 1999 to provide consulting and hosting services to assist InsWeb Japan K.K. in developing its Internet strategy.  Although this agreement has not been terminated, InsWeb did not provide consulting services during the three and nine months ended September 30, 2001 and does not expect to provide such consulting and hosting services, in the future, to InsWeb Japan K.K.  For the three and nine months ended September 30, 2000, $0 and $1,414,000 were billed to InsWeb Japan K.K. under this agreement and are included in development and maintenance fees.

                InsWeb's initial interest in InsWeb Japan K.K. was purchased in exchange for a promissory note due to a significant owner of InsWeb's common stock.  Interest expense related to this note for the three and nine months ended September 30, 2001, was $18,000 and $49,000, respectively, and for the three and nine months ended September 30, 2000, was $17,000 and $53,000, respectively.  As of September 30, 2001 and December 31, 2000, $1,258,000 and $1,312,000 were outstanding under the note.  In August 2000, InsWeb invested an additional $708,000 as part of an additional sale of capital stock by InsWeb Japan K.K.  As a result of this additional investment, InsWeb maintained its 25% interest in InsWeb Japan K.K

                In March 2001, the parties to the Joint Venture Agreement entered into an agreement, whereby a new holding company, Finance All K.K., controls InsWeb Japan K.K. and two other Internet companies in which InsWeb does not currently hold a financial interest.  In exchange for its shares in InsWeb Japan K.K., InsWeb's ownership interest in Finance All K.K. in March 2001 was 14.4%.  InsWeb's investment interest in Finance All K.K is being accounted for under the cost method effective March 2001.

5.  Recent Accounting Pronouncements

                In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  InsWeb’s adoption of SFAS No. 133 in 2001 did not have a material effect on InsWeb's results of operations or financial condition.

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 – Business Combinations (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Additionally, the use of the pooling-of-interests method is prohibited. InsWeb’s adoption of SFAS 141 is not expected to have a material effect on InsWeb’s results of operations or financial condition.

                In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142).  SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142.  SFAS 142 will be effective for InsWeb’s fiscal year beginning January 1, 2002.  InsWeb’s adoption of SFAS 142 is not expected to have a material effect on InsWeb’s results of operations or financial condition.

6. Change in Accounting Principle

Effective January 1, 2000, InsWeb changed its revenue recognition policy for set-up fees, which are included in development and maintenance fees, to comply with SEC Staff Accounting Bulletin No. 101: Revenue Recognition.  Prior to this accounting change, InsWeb recognized revenue from set-up fees received from a participating insurance carrier when that carrier’s integration with the InsWeb site became operational (“Live Date”) on InsWeb’s marketplace.  As a result of SAB 101, InsWeb continues to defer set-up revenue until the Live Date, but has changed its revenue recognition policy from full recognition at the Live Date to recognizing the revenue ratably over the estimated life of the carrier relationship.  This accounting change resulted in a cumulative effect of a change in accounting principle, for years prior to 2000, of $1,635,000, and is reflected in the results for the nine months ended September 30, 2000.  During the three months ended September 30, 2001 and 2000, $189,000 (or $0.01 per share) and ($162,000) (or ($0.01) per share), respectively, of the cumulative effect for years prior to 2000 was recognized as revenue, and for the nine months ended September 30, 2001 and 2000, $706,000 (or $0.02) and $160,000 (or $0.01 per share), respectively, of the cumulative effect for years prior to 2000 was recognized as revenue.

7.  Restructuring

In March 2001, InsWeb completed a restructuring plan approved by the Board of Directors in May 2000.  The restructuring plan included the closure of InsWeb’s facilities in Redwood City, San Carlos and Westlake Village, California and Bel Air, Maryland, the relocation of InsWeb’s operations to the Sacramento, California area, and the discontinuance of certain strategic initiatives.  As a result of this restructuring, approximately 190 individuals have left InsWeb across all functions.  Of these, approximately 80 left InsWeb as a result of a reduction in workforce, and approximately 110 did not relocate with InsWeb and were replaced in conjunction with the hiring of the Sacramento area workforce.

In the second quarter of 2000, InsWeb recorded a related restructuring charge of $1,528,000.  The charge consisted of employee separation costs of $926,000, asset impairments of $1,066,000, and other exit costs of $536,000 offset by a lease termination fee of $1,000,000 received as a result of InsWeb’s termination of its lease on its San Carlos facility.  In the third quarter of 2000, InsWeb recorded additional restructuring charges of $639,000 based on revisions to the restructuring plan.  The charge consisted of additional employee separation costs of $77,000, asset impairments of $203,000, and other exit costs, primarily representing future rent payments for facilities being exited, of $359,000.

In addition to the severance costs included in the restructuring charge, InsWeb offered retention bonuses to certain employees for their commitment to stay with InsWeb for periods of six to eighteen months beginning May 2000.  For the three and nine months ended September 30, 2001, $165,000 and $1,118,000 respectively, of retention bonuses were included in operating expenses.

8.   Acquisition of Selected Assets of Intuit Insurance Services, Inc.

In January 2001, InsWeb acquired from Intuit certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly owned subsidiary of Intuit.  InsWeb did not acquire any of Intuit's revenue producing relationships with insurance carriers.  Pursuant to related agreements, a representative from Intuit has been elected to the InsWeb Board of Directors, and certain restrictions were placed on the ability of Intuit to conduct future acquisitions or dispositions of InsWeb’s common stock.

The purchase price of approximately $13,100,000 consisted of an exchange of 7,019,389 shares of InsWeb's common stock with a fair value of $12,500,000, and other acquisition related expenses of approximately $600,000 consisting primarily of payments for a financial advisor and other professional fees.  The aggregate purchase price was allocated to a non–compete agreement of $13,040,000, and patents and other intellectual property $60,000.  These intangible assets are being amortized on a straight-line basis over five years.  Amortization expense for the quarter ended September 30, 2001 was $655,000 and for the nine months ended September 30, 2001 was $1,802,000. Intellectual property acquired valued at $10,000 was considered to have no future value to InsWeb.   Accordingly, such amount was written off in the quarter ended March 31, 2001.

In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement, under which Intuit and InsWeb have granted one another licenses to create links between their respective websites in order to create and operate a co-branded insurance center.  This agreement also provides that InsWeb will be the exclusive aggregator of online consumer insurance services for Quicken.com, an Intuit website. Subject to the delivery of certain minimum impressions to the insurance center, InsWeb will pay Intuit fixed fees and a portion of the revenues associated with consumers linking from the Quicken.com website.  InsWeb also acquired the right to the traffic from various former partners of Intuit. During the three and nine months ended September 30, 2001, InsWeb has paid $625,000 and $1,875,000, respectively, under this agreement.

9.  Stockholders’ Equity

                In connection with a service agreement with a third-party insurance carrier, in March 2001, InsWeb issued warrants to purchase an aggregate of 350,000 shares of InsWeb’s common stock at a purchase price of $5.00 per share.  The warrants became exercisable on March 31, 2001, and expire on March 1, 2006.  The fair value of the common stock warrants of $276,000 was derived using the Black-Scholes model, and is included in sales and marketing expense in the quarter ended March 31, 2001.  As of September 30, 2001, none of the common stock warrants had been exercised.

In June 2001, InsWeb’s Board of Directors approved the repurchase of up to 1,000,000 shares of InsWeb common stock.  As of September 30, 2001, InsWeb had repurchased 222,500 shares under the repurchase program at an aggregate cost of $204,000.

In September 2001 the Board of Directors of InsWeb approved a special meeting of the InsWeb stockholders to consider an amendment to the articles of incorporation to effect a reverse stock split.  If approved by the stockholders at the special meeting on October 29, 2001, the Board would be authorized to institute a reverse stock split in any ratio between 1-for-4 and 1-for-8.  The exact ratio would be determined by the Board based on prevailing market conditions at the time the reverse stock split is implemented.  However, the Board would not be required to implement the reverse stock split and may abandon the split if it deems it to be in the best interests of InsWeb and its stockholders.  The purposes of the reverse stock split are to reduce the number of common shares outstanding, to increase the per share trading price of the InsWeb common stock, and to support InsWeb’s efforts to remain listed on the Nasdaq National Market.

10.  Commitments and Contingencies

                Marketing Agreements

                InsWeb is required to make fixed payments under various marketing agreements, which expire at various dates through 2005.  In addition to the fixed fees, certain of these agreements require InsWeb to pay fees for each user delivered to InsWeb's website in excess of certain minimums.

                In February 1998, InsWeb and Yahoo! entered into an agreement pursuant to which Yahoo! offers a co-branded version of the InsWeb online insurance marketplace on the Yahoo! website.  The agreement has been renewed several times for one-year periods. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the Yahoo! site for automobile, homeowners and term life insurance.  Under the most recent renewal, in September 2001, InsWeb has agreed to pay fixed fees, plus a fee for each completed shopping session in excess of certain minimum targets.  InsWeb will continue to be promoted in the Yahoo! Insurance Center but will not be the exclusive provider of insurance quotation services after December 31, 2001.

                In December 1999, InsWeb and Microsoft entered into a two-year agreement pursuant to which Microsoft's MSN Insurance Center on MSN MoneyCentral offers co-branded comparative shopping services provided by InsWeb.  The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the MSN Insurance Center.  Under the agreement, InsWeb has agreed to pay to MSN fixed fees for certain traffic guarantees, plus a fee for each user delivered to an InsWeb quote form from the co-branded site in excess of certain minimums.  In June 2001, this agreement was amended, to reduce the minimum delivery requirements from MSN to InsWeb, reduce the amount of fixed fees that InsWeb is required to pay MSN, and also reduce the per user fee paid by InsWeb.

                In February 2000, InsWeb and America On-line entered into a two-year agreement pursuant to which America Online offers a co-branded version of the InsWeb online insurance marketplace across the Netscape Netcenter, Compuserve and Digital City websites. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the Netscape website and the premier insurance comparison–shopping aggregator of insurance offerings for Compuserve and Digital City.  Under the agreement, InsWeb has agreed to pay to AOL fixed fees for certain impression targets plus a fee for each click–through over a cumulative minimum threshold.  In February 2001, InsWeb and AOL amended the original contract to adjust the amount of fixed fees and targeted impressions for the remainder of the original term of the contract.  As a result of this amendment, effective November 1, 2001, InsWeb will no longer be the exclusive provider of online insurance quotations on Netscape, but will continue to be a preferred provider of these services.

                In August 2001, InsWeb and Lycos entered into a two-year agreement pursuant to which visitors to the Lycos website have access to a co-branded version of the InsWeb online insurance marketplace through links placed on several pages within the Lycos website. The agreement requires InsWeb to pay Lycos fixed integration fees, and a fee for each completed shopping session on the co-branded website in excess of certain minimums. The amount of fixed fees due for the second year may be reduced or increased based on certain performance targets set for the first year. In addition, InsWeb is entitled to a percentage of fees generated by Lycos from advertising placed on the Lycos Insurance Center.

As mentioned elsewhere, InsWeb and Intuit entered into a license and distribution agreement in January 2001 in connection with InsWeb’s purchase of selected assets of Intuit Insurance Services, Inc.  This agreement provides that InsWeb will be the exclusive aggregator of online consumer insurance services within the insurance center on Quicken.com, an Intuit website. Subject to the delivery of certain minimum impressions to the insurance center, InsWeb will pay Intuit fixed fees and a portion of the revenues associated with consumers linking from the Quicken.com website through December 2005.

                At September 30, 2001, future minimum payments under these agreements are $2,000,000 for the remainder of 2001, and $19,200,000 thereafter.

eHealthInsurance Litigation

In February 2001, InsWeb temporarily suspended its online health-insurance quoting services due to the decision by eHealthInsurance, formerly InsWeb’s exclusive provider of online health-insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small-group health and Medicare supplement insurance quotes to InsWeb's users through a co-branded website.  In February 2001, eHealthInsurance filed suit in the U.S. District Court for the Northern District of California alleging InsWeb’s failure to perform its obligations under the agreement. In March 2001, eHealthinsurance amended its suit to add allegations that InsWeb interfered with its business relationships.  The complaint as amended seeks unspecified compensatory and punitive damages. InsWeb believes that all of eHealthInsurance's claims are without merit and that the outcome of this lawsuit will not have a material adverse effect on InsWeb’s financial results, cash flow or financial position.  In addition, in March 2001, InsWeb filed a counter claim alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb’s business.

In June 2001, InsWeb entered into a two-year agreement with QuickQuote Financial, Inc. pursuant to which QuickQuote became the exclusive provider of online health insurance services to InsWeb consumers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

                InsWeb has included in this filing certain "forward–looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning InsWeb's business, operations and financial condition.  The words or phrases "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward–looking statements.  Such forward–looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward–looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance.  Actual results could differ materially from those anticipated in such forward–looking statements due to a number of factors, some of which are beyond InsWeb's control, including, but not limited to, declining economic conditions including a possible recession which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb’s marketplace, limited operating history, anticipated losses, the unpredictability of its future revenues, reliance on key customers – property and casualty insurance carriers,  who are subject themselves to volatility in their operating cycles, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances.  These risks and uncertainties, as well as other risks and uncertainties are described in greater detail in the section entitled “Factors That May Affect Future Performance.” All forward–looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

                InsWeb operates a leading online insurance marketplace that enables consumers to comparison shop online and obtain insurance company–sponsored quotes for a variety of insurance products, including automobile, term life and homeowners insurance.  In order to create this marketplace, InsWeb has established business relationships with 40 insurance companies throughout the United States as of September 30, 2001.

                InsWeb's principal source of revenues is transaction fees.  While quotes obtained through InsWeb's online insurance marketplace are provided to consumers free of charge, InsWeb's participating insurance companies pay transaction fees to InsWeb generally based on the delivery of qualified leads.  Qualified leads are produced in two ways: for insurance companies providing instant online quotes, a qualified lead is produced when a consumer clicks to request insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when a consumer clicks to request the quote itself.  In either case, InsWeb is generally paid a transaction fee whether or not the consumer actually purchases a policy, although, in certain instances, InsWeb is paid a transaction fee only after the consumer has purchased a policy.

Once a lead is generated by the consumer's request for an application or offline quote, InsWeb transmits the lead either to InsWeb’s subsidiary, InsWeb Insurance Services, a licensed agency, or to the selected insurance company by e-mail, file transfer or direct connection to the insurance company's information system.  Revenue from transaction fees is generally recognized at the time the lead is generated or, where required, when the consumer purchases the policy.   However, InsWeb defers the recognition of revenues on contracts with minimum click-through requirements until all contingencies have been met.

In October 1999, InsWeb began generating commission revenue as an insurance agent based on activities it performs related to the sale of certain automobile insurance policies in California.  Since that date, InsWeb has expanded its insurance agency operations. As of September 30, 2001, InsWeb’s subsidiary, InsWeb Insurance Services, Inc., has been appointed as an authorized automobile insurance agent by 10 participating insurance companies and is acting as an agent in the states of Arizona, California, Illinois, New York, Ohio, Oregon, Pennsylvania, Virginia and Washington.  InsWeb receives a commission based on a percentage of the insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent.  InsWeb recognizes the revenue from these activities on the effective date of the policy.   InsWeb also recognizes revenue when an applicable policy is renewed.  InsWeb intends to expand its online insurance agency operations by adding additional participating insurance companies and by expanding into additional states.

InsWeb also generates development and maintenance fees from its participating insurance companies.  InsWeb charges a fee to design and develop customized interfaces between an insurance company's information system and the InsWeb site.  InsWeb recognizes revenue from set-up fees received from a participating insurance carrier ratably over the estimated life of the carrier relationship, after the development work is complete and the insurance company’s integration with the Company’s site has become operational (“Live Date”). Additional development fees are charged as insurance companies add new products, increase their geographic coverage and convert to instant quoting capability on the InsWeb online insurance marketplace, as well as for periodic upgrades and changes to insurance companies' information resident on the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb's facility that is dedicated to specific insurance companies. These maintenance fees are typically payable monthly and are recognized as revenue ratably over the term of the maintenance agreement. Prepaid development and maintenance fees are recorded as deferred revenue until earned. Development and maintenance fees are expected to account for a declining percentage of total revenues as transaction fees and agency commission revenues increase.

                Sales and marketing expenses consist of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb's sales and marketing personnel and the personnel and related costs for the InsWeb Insurance Agency, which includes selling agents, underwriters, supervisors and customer service and support groups. Also included in sales and marketing expense are direct marketing expenditures that include advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace.  InsWeb’s current consumer marketing program is focused on maintaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace; prior to the first quarter of 2000, InsWeb’s marketing program was concentrated on various forms of offline and online advertising and marketing in an effort to attract consumer traffic to the InsWeb site and especially to develop the InsWeb brand.  As a result of this change in focus, InsWeb’s direct marketing expenses in the first nine months of 2001 are significantly below those reported in the first nine months of 2000.  Direct marketing expenses will fluctuate based on the amount of consumer traffic driven to the InsWeb online marketplace; additionally, the costs associated with the InsWeb Insurance Agency may increase as the program expands into additional states and adds additional insurance carriers.

                Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for the planning and design, carrier implementation and integration, and product and site development personnel.  InsWeb implemented Emerging Issues Task Force (EITF) Issue 00-02, Accounting for Website Development Costs, during the third quarter of 2000.  This resulted in the capitalization of website development costs directly related to the enhancement and upgrade of the InsWeb site.  Such costs had previously been expensed as period costs.  Consistent with the guidance of EITF Issue 00-02 and other applicable accounting guidance, all other software development costs have been expensed as incurred.  Technology expenses declined for the three and nine months ended September 30, 2001 from amounts reported for the three and nine months ended September 30, 2000 as a result of the restructuring plan announced in May 2000.  InsWeb does not  expect a significant increase in technology costs over the next six months.

                General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb's general management, administrative and accounting personnel, as well as other general corporate expenses. InsWeb believes that although its completed restructuring plan has led to a decrease in general and administrative expenses, general and administrative expenses may increase in the future as InsWeb expands its operations.

                Since its inception, InsWeb has incurred significant losses, and as of September 30, 2001, InsWeb had an accumulated deficit of $145 million.  These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb's technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb's marketing and sales activities.  InsWeb intends to continue to invest in technology, sales and marketing and in its administrative infrastructure.  As a result, InsWeb believes that it will continue to incur operating losses throughout the current fiscal year.  Although InsWeb has experienced revenue growth in recent periods, its operating results for future periods are subject to numerous uncertainties. InsWeb's growth in revenue may continue, however, there can be no assurance that InsWeb will be able to sustain revenue growth or achieve profitability.  In view of the rapidly evolving nature of InsWeb's business and its limited operating history, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

                The following table sets forth certain statement of operations items as a percentage of total revenues for the three and nine months ended September 30, 2001 and 2000:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues:
Transaction fees	85%	86%	86%	80%
Agency commissions	8%	3%	7%	3%
Development and maintenance fees	7%	11%	7%	17%
Total	100%	100%	100%	100%
Operating expenses:
Sales and marketing	123%	146%	111%	154%
Technology	60%	141%	62%	106%
General and administrative	30%	76%	32%	50%
Amortization of intangible assets	11%	1%	10%	6%
Amortization of stock-based comp.	1%	4%	1%	5%
Impairment of goodwill	—	—	—	25%
Restructuring charge	—	15%	—	12%
Total	225%	383%	216%	358%
Loss from operations	(125%)	(283%)	(116%)	(258%)

Revenues

Transaction Fees.  Transaction fees accounted for $5.0 million and $15.9 million of total revenues, for the three and nine months ended September 30, 2001, compared to $3.6 million and $14.2 million of total revenues, for the comparable periods in 2000. The increase for the three and nine months ended September 30, 2001 was primarily the result of the number of leads generated by the increase in the number of completed shopping sessions.

During the first nine months of 2001, approximately 2.1 million shopping sessions were completed at InsWeb, a 23.5% increase from the approximate 1.7 million shopping sessions completed in the first nine months of 2000.  InsWeb recorded approximately 10.4 million visitor sessions during the first nine months of 2001, an increase of 5.1% from the approximate 9.9 million visitor sessions recorded in the comparable period in 2000.  The increase in completed shopping sessions is the result of InsWeb’s marketing efforts attracting higher quality visitors.

Agency Commissions.  Agency commissions accounted for $0.4 million and $1.2 million of total revenues for the three and nine months ended September 30, 2001, compared to $0.1 million and $0.5 million of total revenues for the comparable periods in 2000. The increase was primarily due to an increase in carrier participation and an increase in expansion of geographic territory from three to nine states.

Development and Maintenance Fees.  Development and maintenance fees accounted for $0.4 million and $1.4 million of total revenues, for the three and nine months ended September 30, 2001, compared to $0.5 million and $3.1 million of total revenues, for the comparable periods in 2000.  The decrease for the nine months ended September 30, 2001 was primarily attributable to $1.4 million in revenues recognized from consulting and hosting services provided to InsWeb Japan K.K. for the nine months ended September 30, 2000.  InsWeb did not provide consulting and hosting services to InsWeb Japan K.K. during the three and nine months ended September 30, 2001 and does not expect to provide such consulting and hosting services in the future.

Operating Expenses

                Sales and Marketing.  Sales and marketing expenses increased to $7.2 and decreased to $20.7 million for the three and nine months ended September 30, 2001, from $6.2 and $27.4 million for the comparable periods in 2000.  Direct marketing expenses increased to $4.6 and decreased to $13.1 million for the three and nine months ended September 30, 2001, from $4.2 and $19.4 million for the comparable periods in 2000.  The increases were primarily attributed to the significant increase in consumer traffic and completed shopping sessions. The decreases were primarily attributed to significant reductions in offline advertising relationships combined with a reduction in headcount resulting from InsWeb’s restructuring efforts.

                Technology.  Technology expenses decreased to $3.5 and $11.4 million for the three and nine months ended September 30, 2001, from $6.0 and $19.0 million for the comparable periods in 2000.  The decreases were primarily attributable to reduced headcount resulting from InsWeb’s restructuring efforts. Capitalized web development costs during the three and nine months ended September 30, 2001 were, $0 and $0.8 million, respectively, and $0.7 million was capitalized for the comparable periods in 2000.  Amortization of web development costs for the three and nine months ended September 30, 2001 were $0.6 and $1.1 million, respectively.

                General and Administrative.  General and administrative expenses decreased to $1.7 and $5.9 million for the three and nine months ended September 30, 2001, from $3.2 and $9.0 million for the comparable periods in 2000.  These decreases were primarily due to decreased personnel associated with InsWeb’s restructuring efforts.

Other Operating Expenses

Amortization of Intangible Assets.  Amortization of intangible assets during the three and nine months ended September 30, 2001 was $0.7 and $1.8 million, compared to amortization of $40,000 and $1.1 million for the comparable periods in 2000.  This expense was attributable to the amortization of intangibles associated with the acquisition of certain assets of Intuit Insurance Services in January 2001.  For the comparable prior periods, amortization was solely attributable to the intangibles associated with the acquisition of the Benelytics, Inc.

                Amortization of Stock-based Compensation.  Amortization of stock–based compensation for the three and nine months ended September 30, 2001 was $48,000 and $178,000, compared to $186,000 and $797,000 for the comparable periods in 2000.  This decrease was attributable to the reduction in employees in conjunction with InsWeb’s restructuring plan.

Interest Income, Net

                Interest income, net, includes income earned on InsWeb's invested cash and investments and expense related to its note payable to InsWeb Japan K.K.  Net interest income for the three and nine months ended September 30, 2001 was $0.4 and $1.7 million compared to net interest income of $1.0 and $3.5 million for the comparable periods in 2000.  The decrease was primarily due to the decline in the principal balance of short-term investments and cash equivalents and, to a lesser degree, to the decline in interest rates.

Liquidity and Capital Resources

                At September 30, 2001, InsWeb's principal source of liquidity is $37.1 million in cash, cash equivalents and short–term investments.

                The use of cash primarily consisted of InsWeb's operating loss before non-cash items.  For the nine months ended September 30 2001, net cash used in operating activities was $12.1 million compared to $32.8 million for the comparable period in 2000.  For the nine months ended September 30, 2001, non-cash items included amortization of intangibles of $1.8 million, loss on disposal of equipment of $0.6 million and depreciation and amortization of fixed assets of $4.2 million.  A decrease in deferred revenue also contributed to the cash used in operations for the nine months ended September 30, 2001.

                For the nine months ended September 30, 2001, net cash provided by investing activities was $1.7 million, which primarily consisted of the sale of short–term investments offset by purchases of equipment and furniture and capitalized website costs.

                In September 2000, InsWeb signed a 10-year lease agreement through 2010 for office space in the Sacramento area to house its corporate headquarters and agency operations.  InsWeb incurred additional costs for leasehold improvements and furniture and equipment associated with this lease through the second quarter of 2001.   InsWeb has subleased portions of its Redwood City operating facility, however, the remainder of the Redwood City facility and its facility in West Lake Village, California remain unoccupied and are not subleased.  There can be no assurances that InsWeb will be able to sublease the Redwood City facility or its West Lake Village facility, or that the revenue from subletting such facilities will cover the ongoing lease obligations.

In addition, under various marketing agreements with its online partners, InsWeb is obligated to make minimum payments totaling $21.2 million through 2005.

                InsWeb currently anticipates, based on current revenue and expense trends, that its balances of cash and cash equivalents and short-term investments, together with cash generated by its operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.  Although InsWeb does not anticipate the need for additional financing to meet its current anticipated operating needs, nevertheless additional funds may be needed to expand business internally, to facilitate an acquisition, or if current operating plans are unsuccessful.  InsWeb cannot be certain that additional financing will be available if or when required, on favorable terms, or at all.  If InsWeb is not successful in raising additional capital as required, its business could be materially harmed.  If additional funds were raised through the issuance of equity securities, the percentage ownership of InsWeb's then-current stockholders would be reduced.

Financial Outlook

                The following forward-looking statements reflect InsWeb management’s expectations as of October 17, 2001. Given the potential changes in general economic conditions and consumer spending, the emerging nature of the online marketplace, and various other risk factors, actual results may differ materially. See section entitled “Factors That May Affect Our Future Performance.”

Guidance for the quarter ending December 31, 2001:

•      Completed shopping sessions for the quarter are expected to be between 575,000 and 625,000;

•      Revenues are expected to be between $4.2 million and $4.8 million; and

•      InsWeb’s net loss is expected to be between $5.6 million and $6.4 million, or between $0.13 per share and $0.15 per share.

Guidance for the full year ending December 31, 2001:

•      Completed shopping sessions for the year are expected to be between 2.6 million and 2.7 million;

•      Revenues are expected to be between $22.7 million and $23.3 million;

•      InsWeb’s net loss is expected to be between $25.2 million and $26.0 million, or between $0.60 per share and $0.62 per share; and

•      InsWeb’s total headcount at year-end is expected to be between 190 and 200. This anticipated increase is tied to expected growth in InsWeb’s auto insurance agency operations.

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given current and planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain increased revenues. As a result, we believe that we will incur operating losses for the foreseeable future (the next 18 to 24 months). We incurred operating losses of $21.9 million, $38.4 million and $53.6 million for the years ended December 31, 1998, 1999 and 2000, respectively. For the nine months ended September 30, 2001 we incurred an operating loss of $21.4 million.  As of September 30, 2001, our accumulated deficit was $144.9 million.  Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable.  Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.  If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations.  Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock.  Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 75%, 78% and 69% of total revenues in the years ended December 31, 1998, 1999 and 2000, respectively, and approximately 68% of total revenues in the nine months ended September 30, 2001.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.  As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed.  In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

If we are unable to promote our brand and expand our brand recognition, our ability to draw consumers to our website will be limited

A number of websites offer services that are similar to and competitive with the services offered on our online insurance marketplace.  Therefore, a positive recognition of our brand is critical to attracting additional consumers to our website, strengthening our relationships with participating insurance companies and attracting new insurance companies.  In order to attract and retain consumers and insurance companies and to promote and maintain our brand, through the first quarter of 2000, we increased our financial commitment to creating and maintaining prominent brand awareness.  Beginning in the second quarter of 2000, our consumer-marketing program has been reduced and currently consists of the maintenance of certain network online relationships, and other selective cost-effective marketing campaigns, designed to maintain consumer awareness of InsWeb and our online insurance marketplace.  If our marketing efforts do not generate a corresponding increase in revenues or we otherwise fail to successfully promote our brand, or if these efforts require excessive expenditures, our business will be harmed.  Moreover, if visitors to our website do not perceive our existing services or the products and services of our participating insurance companies to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be harmed.

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

We may not be able to accomplish these new and expanded initiatives in a cost-effective or timely manner, or these efforts may not increase the overall market acceptance of our products and services.  Expansion of our operations in this manner could also require significant additional expenditures and strain our management, financial and operational resources.  The lack of market acceptance of these efforts, regulatory issues, or our inability to generate enough revenue from these expanded services or products to offset their cost could harm our business.

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

o      adopt more aggressive pricing policies; and

o      make more attractive offers to potential employees, online companies and third–party service providers.

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

Our plan to expand our online insurance agency operations will require significant resources and we may not be able to generate sufficient revenues to recover our expenses

Since October 1999, InsWeb has been operating an online insurance agency business.  As of September 30, 2001, our online agency sells automobile policies to consumers in nine states.  Though InsWeb represents ten carriers as an agent, these carriers do not participate in every state.   Our online agency receives a commission on the sale and renewal of the automobile insurance polices sold though its offices.  Our plan to expand our online agency operations requires that we attract and retain highly skilled sales agents and customer care personnel.  We will face competition from other agencies and insurance companies for these agents.  In addition, we will need additional carriers to appoint us as an agent and pay us commissions. Although the agency infrastructure is already in place, integration of additional carriers into our online agency operations may take more time and be more expensive than we project.  If we are unable to implement our expansion in a timely and cost-effective manner, we may not be able to recover our costs and our business will be harmed.

Because a limited number of customers account for a majority of our revenues, the loss of a single customer relationship could result in a substantial drop in our revenues

Revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues for the year ended December 31, 1999, and revenues from State Farm, AIG, and GE Financial Assurance accounted for approximately 14%, 11% and 9%, respectively, of our revenues for the year ended December 31, 2000.  In May 2000, State Farm discontinued participating in InsWeb's marketplaces for automobile, term life, homeowners, condominium and renters insurance.  As a result of State Farm’s withdrawal, revenues for the second quarter of 2000 from State Farm declined to approximately 15% of total revenues, and no revenue from State Farm has subsequently been recognized. For the three months ended March 31, 2001, revenues from our partnership with eHealthinsurance represented 22% of total revenues.  In June 2001, InsWeb entered into a two-year agreement with QuickQuote Financial, Inc. pursuant to which QuickQuote became the exclusive provider of online health insurance services to InsWeb consumers. However, InsWeb does not currently project significant future revenues from this new agreement. Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed.  Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future.  Although InsWeb continually seeks new carriers to participate in the online marketplace, we may be unable to add any new carriers.

In most jurisdictions, we rely on the participation of a limited number of insurance companies on our online marketplace, and the loss of any of these insurance companies could make our online marketplace less attractive to consumers

Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction.  Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace.  Although we currently have relationships with a significant number of insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from one to 14.  If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only three or fewer insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies.  At September 30, 2001, there were 19 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace.  No automobile insurance quotes are available in New Jersey, and as of September 30, 2001, there were four jurisdictions in which only one insurance company is offering automobile quotes on our online marketplace.  If any insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be diminished.

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

The outcome and impact of litigation with our former health insurance provider is uncertain

In February 2001, InsWeb temporarily suspended its online health-insurance quoting services due to the decision by eHealthInsurance, formerly InsWeb’s exclusive provider of online health-insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small-group health and Medicare supplement insurance quotes to InsWeb's users through a co-branded website.  In February 2001, eHealthInsurance disabled the co-branded website and filed suit in the U.S. District Court for the Northern District of California alleging InsWeb’s failure to perform its obligations under the agreement. In March 2000, eHealthinsurance amended its suit to add allegations that InsWeb interfered with its business relationships.  The complaint as amended seeks unspecified compensatory and punitive damages. InsWeb filed a counterclaim in March 2001 alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb’s business.

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

We have entered into exclusive arrangements with Yahoo! Inc. and MSN under which our website is the exclusive insurance site included in their website.  We have also entered into a significant marketing agreement with AOL.  In January 2001 we entered into an agreement with Intuit, Inc by which InsWeb will serve as the exclusive aggregator of online consumer insurance services for Quicken.com®, QuickenInsurance and certain Quicken consumer desktop products.  For the quarter ended September 30, 2001 and 2000, we received approximately 37.1% and 34.3% of our website traffic from these online relationships and 72.2% and 68.8% from all of our online relationships combined, respectively.  For the years ended December 31, 2000 and 1999, we received approximately 31.9% and 10.1% of our website traffic from these online relationships, respectively, and approximately 59.0% and 33.7% of our traffic from all of our online relationships combined, respectively.  Our ability to increase our revenues will depend, in part, on increased traffic to our website that we expect to generate through these significant online relationships.

Most of our relationships with online companies, excluding Yahoo!, MSN, Lycos, AOL and Intuit, typically have a 12-month term, and these agreements are typically terminable by either party on 30 to 90 days' notice.  We may not be able to negotiate or renew marketing agreements with online companies on terms that are acceptable to us.  The termination, non-renewal or renewal on unfavorable terms of a relationship from which we generate significant traffic to our website would harm our business.  If the recent trend of failing online companies continues, the traffic currently being received as well as the ability to attract new consumer traffic to our site could be harmed.  Additionally, an online company's failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we receive at our site, harming our business.

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

The Gramm–Leach–Bliley Act may alter the traditional structure of insurance regulation and impose new or additional legal requirements on our business

                The November 1999 passage of the Gramm–Leach–Bliley Act (S.900) increased the potential for significant changes in the structure and regulation of the insurance industry.  Traditionally, regulation of insurance has been almost exclusively the province of the states, including regulation of sales practices, underwriting requirements and claims payments.  Moreover, with limited exceptions, securities firms and banking institutions historically were prohibited from engaging in the business of insurance, and were regulated by federal agencies.  The Gramm–Leach–Bliley Act eliminated these legislative barriers between segments of the financial services industry.  Although insurance will still be regulated primarily by the states, insurance entities that become part of a financial services institution may be indirectly affected by the federal regulatory requirements pertaining to banks or securities firms.

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

System failures could reduce or limit traffic on our website and harm our ability to generate revenue

                Since launching our online marketplace, we have experienced occasional minor system failures or outages that have resulted in the online marketplace being out of service for a period ranging from several minutes to three hours while our technicians brought backup systems online.  We may experience further system failures or outages in the future that could disrupt the operation of our website and could harm our business.  Our revenues depend in large part on the volume of traffic on our website and, more particularly, on the number of insurance quotes generated by our website in response to consumer inquiries.  Accordingly, the performance, reliability and availability of our website, quote–generating systems and network infrastructure are critical to our reputation and our ability to attract a high volume of traffic to our website and to attract and retain participating insurance companies.  Moreover, we believe that consumers who have a negative experience with an electronic commerce website may be reluctant to return to that site.  Thus, a significant failure or outage affecting our systems could result in severe long-term damage to our business.

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

 We rely on the services of our executive officers and other key personnel, whose knowledge of our business and the insurance industry and technical expertise would be extremely difficult to replace

                Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, our Chairman and Chief Executive Officer; and Mark P. Guthrie, our President and Chief Operating Officer.  The loss of the services of any of our executive officers or other key employees could harm our business.

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

Because of competition for personnel, we may not be able to recruit or retain necessary personnel, which could slow the process of adding new insurance companies to our website or otherwise harm our business

                Our future success depends on our continuing ability to attract, retain and motivate highly skilled employees, particularly with respect to technology development and implementation and insurance sales.  If we are not able to attract and retain new personnel, particularly to expand our technology development and implementation team, our business will be harmed.  The implementation of new insurance companies on our site is a technologically complex and labor–intensive process.  Accordingly, any difficulty we face in attracting and retaining talented development and implementation personnel could slow the process of adding new insurance companies to our online marketplace and therefore limit our ability to increase the attractiveness of our services to consumers.  Likewise, any difficulty we encounter in hiring and retaining highly skilled insurance sales agents will result in delays in responding to consumer needs and lower sales volume. Given the current competition for personnel, we may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future.  We have from time to time experienced, and we may experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

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

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise.  For example, in December 1998, we acquired Benelytics, Inc., a developer of employee health benefits selection and management software and reference data products.  The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures.  Integration of an acquired company also may consume much of our management's time and attention that would otherwise be available for ongoing development of our business.  Moreover, the anticipated benefits of any acquisition may not be realized.  We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business.  Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business.  For example, in connection with the Benelytics acquisition, we recorded $7.3 million in goodwill and $1.4 million to software and other intangible assets.  In the second quarter of 2000, we wrote off the remainder of the goodwill from the Benelytics acquisition.  In January 2001, we acquired certain assets of Intuit Insurance Services for approximately 7.0 million shares or approximately 19.9% of the then outstanding shares of InsWeb. In conjunction with this agreement we recorded approximately $13.1 million in goodwill and other intangible assets that will be amortized to expense over the five years.

We may be unable to protect our intellectual property rights

                We regard our intellectual property as critical to our success.  We rely on patent, trademark, copyright and trade secret laws to protect our proprietary rights.  We have registered the INSWEB mark in the United States, and many other countries, including Japan, France, Germany, South Korea, Japan and the United Kingdom. Applications are pending in several other countries.  Other United States and worldwide trademark applications include, but are not limited to, eAgent, InsWeb.com, Powered by InsWeb, and Where You and Your Insurance Really Click.  We have patent applications on file in the United States.  Our trademark registration and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply.

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

We incorporate third–party technologies and services into our online marketplace, and if the providers of these technologies and services fail in a timely manner to develop, license or support technology necessary to our services, market acceptance of our online marketplace could be harmed

                We have incorporated technology developed by third parties into our online marketplace, and we will continue to incorporate third–party technology in our future products and services.  We have limited control over whether or when these third–party technologies will be developed or enhanced. If a third–party fails to timely develop, license or support technology necessary to our services, market acceptance of our online marketplace could be harmed.

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

Our stock may be delisted from the NASDAQ National Market

                To maintain the listing of our common stock on The Nasdaq National Market we are required to meet certain listing requirements including a minimum bid price of $1.00 per share.  If we fail to meet the minimum bid price or other listing requirements, our common stock may be delisted from The Nasdaq National Market.  Our stock price has been below the $1.00 minimum bid price since June 21, 2001. Nasdaq notified us of the deficiency on August 3, 2001 and we were given 90 calendar days to cure the deficiency by meeting the $1.00 per share trading price for 10 consecutive days.  The 90-calendar days grace period ends November 1, 2001.  During this grace period, however, Nasdaq implemented an across-the-board moratorium on the minimum bid requirements for continued listing on Nasdaq. This moratorium applies to all companies listed on Nasdaq and is in effect until January 2, 2002. Accordingly, the minimum bid price compliance period will restart on January 2, 2002 and InsWeb would not be subject to delisting before May 1, 2002.

Even if we are able to comply with the minimum bid requirement during the moratorium and any future grace period, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted from The Nasdaq National Market.  Should our common stock be delisted from The Nasdaq National Market, it would likely be traded on the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc.  Consequently, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock.  Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital.

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

The table below represents carrying amounts and related weighted–average interest rates of InsWeb's investment portfolio at September 30, 2001:

2001
(In thousands, except interest rates)
Cash and money market funds	$7,337
Average interest rate	2.2%
Investments	$29,811
Average interest rate	3.5%
Total	$37,148
Average interest rate	3.3%

                InsWeb's revenue and capital spending is transacted in U.S. dollars.  As discussed in the notes to the condensed consolidated financial statements, InsWeb investment in InsWeb Japan K.K. and the note payable to strategic partner and shareholder is denominated in Japanese Yen.  InsWeb has not engaged in hedging transactions to reduce its exposure to fluctuations that may arise from changes in foreign exchange rates.  Based on InsWeb's overall currency rate exposure at September 30, 2001 a near-term 10% appreciation or depreciation would have an immaterial affect on InsWeb's operating results or financial condition.

PART II: OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits: None

(b)           Reports on Form 8-K: None

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2001	INSWEB CORPORATION (Registrant)

/s/ William D. Griffin
William D. Griffin
Chief Financial Officer