Form 10-K405
period 2001-12-31
INSWEB CORP
filed 2002-04-01
CIK 1077370

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-26083

INSWEB CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	94-3220749 (I.R.S. Employer Identification No.)

11290 Pyrites Way, Gold River, California 95670
(Address of principal executive offices)

(916) 853-3300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of registrant's voting and non-voting common equity held by nonaffiliates of registrant, based upon the closing sale price of the common stock on March 22, 2002, as reported on the Nasdaq National Market, was approximately $12,648,938. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Outstanding shares of registrant's common stock, $0.001 par value, as of March 22, 2002: 7,029,524

        DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the definitive Proxy Statement for registrant's 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Form 10-K Report.

PART I

        This report includes a number of forward-looking statements. Such statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially from what we say in this report. These factors include, but are not limited to, our ability to generate significant revenues from our core business; our ability to achieve or maintain profitability; our reliance on automobile insurance; our ability to expand our operations; our reliance on a limited number of insurance companies for our current revenues; and our success in developing and maintaining cost efficient online relationships to attract consumers to our website. We more fully discuss these and other risk factors in "Item 7—Management's Discussion and Analysis of Financial Condition and Operating Results—Factors That May Affect Our Future Performance" and elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Item 1. Business.

The InsWeb Online Insurance Marketplace

        InsWeb Corporation operates a leading online insurance marketplace that enables consumers to comparison shop online and obtain insurance company-sponsored quotes for a variety of insurance products, including automobile, term life and homeowners. InsWeb's marketplace capitalizes upon the advantages of the Internet to electronically match consumers and insurance companies, providing consumers with the insurance they need and insurance companies with the customers they want. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop a sophisticated, integrated online marketplace. InsWeb's marketplace enables consumers to efficiently research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes for actual coverage and to purchase automobile insurance coverage through InsWeb's insurance agency. In addition, InsWeb provides insurance companies with pre-qualified consumers at substantially lower acquisition costs, as well as the scalable, cost-efficient distribution capabilities of InsWeb's Internet-based model.

  The Quote Generation and Purchase Process

        The quote generation and purchase process involves the following steps:

  •
  data entry by the consumer;

  •
  electronic underwriting;

  •
  electronic rating and generation of price quotes;

  •
  presentation of quotes to the consumer;

  •
  delivery of leads to InsWeb's agency and/or a participating insurance company; and

  •
  purchase of the insurance policy.

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

        Rating.    InsWeb integrates each of its participating insurance companies' rating criteria into its online marketplace through one of several rating solutions, depending on the insurance company's preference. These solutions include:

  •
  a customized interface between InsWeb's site and the insurance company's own rating engine;

  •
  an interface between InsWeb's site and a third-party rating engine; or

  •
  an integration of the insurance company's rating criteria into one of InsWeb's proprietary rating engines.

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

        Purchase of Policy.    After InsWeb generates and delivers a qualified lead, insurance companies, or InsWeb Insurance Services, may respond directly to the interested consumer by e-mail, mail or telephone to close the purchase of the policy or direct the lead to an agent for follow-up. The delivery of a qualified lead to the insurance company does not require further involvement by InsWeb, although InsWeb monitors insurance company responses and works with companies and agents to ensure that they are responding to leads generated from the online insurance marketplace in a timely fashion. In addition, InsWeb performs closing services, through InsWeb Insurance Services, in both a traditional agency and an online setting, for some participating insurance companies. These closing services include advising consumers about coverage options, confirming consumer information, selling the policy and taking a premium deposit. In either case, the insurance company generally performs the on going servicing of the insurance policy, after it has been sold. As of December 31, 2001, InsWeb Insurance Services is closing business on behalf of eleven auto insurance carriers in nine western states.

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

  Products and Services

        Insurance companies participating in InsWeb's online insurance marketplace currently offer automobile, term life, homeowners, renters, condominium, home warranty, motorcycle and pet insurance. In addition, InsWeb has contractual relationships with third-party providers for small business and health insurance.

        Automobile Insurance.    Automobile insurance comprises the largest segment of the consumer insurance market, and, to date, has accounted for most of the consumer traffic on InsWeb's online marketplace, and a substantial majority of its revenues. At March 22, 2002, InsWeb's online marketplace offered quotes to qualified consumers in 49 states plus the District of Columbia. The following table shows, as of March 22, 2002, the percentage of the U.S. population residing in states where at least two companies offer automobile insurance quotes on the InsWeb online marketplace:

Number of Companies Offering Auto Quotes	Number of States	Percentage of U.S. Population Residing in States and Jurisdictions Covered
2 or more	48 plus D.C.	94.8%
3 or more	43 plus D.C.	82.4%
4 or more	34 plus D.C.	76.3%
5 or more	28 plus D.C.	71.1%

        For the year ended December 31, 2001, the national average for actionable insurance quotes received by consumers participating in InsWeb's online market place was 2.5, of which 2.0 were instant quotes. For the year ended December 31, 2001, California residents received an average of 5.5 actionable insurance quotes, of which 5.4 were presented instantly.

        Term Life Insurance.    The InsWeb online marketplace currently offers comparative quotes for term life insurance from seven or more companies in 49 states plus the District of Columbia. The following table shows, as of March 22, 2002, the percentage of the U.S. population residing in states where at least seven companies offer term life insurance quotes on the InsWeb online marketplace:

Number of Companies Offering Term Life Quotes	Number of States	Percentage of U.S. Population Residing in States and Jurisdictions Covered
7 or more	49 plus D.C.	99.6%
8 or more	47 plus D.C.	89.9%
9 or more	45 plus D.C.	87.1%
10 or more	43 plus D.C.	85.0%

        Homeowners/Renters/Condominium Insurance.    As of March 22, 2002, the InsWeb online marketplace offered quotes for homeowners, renters and condominium insurance from at least one insurance company in 12 states, representing 26.3% of the U.S. population.

        Individual Health Insurance.    InsWeb began offering individual health insurance quotes in August 1998. Individual health insurance was initially offered in the form of preferred provider organization plans, health maintenance organization plans and traditional indemnity plans. In April 2000, InsWeb entered into a two-year linking agreement with eHealthInsurance.com under which InsWeb customers had access to a co-branded version of eHealthInsurance's individual health, small group health, and Medicare supplement insurance product offerings. As a result, InsWeb re-evaluated the cost to develop and market its health care product offerings and decided to discontinue its health care initiatives, which were primarily being carried out through the business and assets acquired as a result of InsWeb's acquisition of Benelytics, Inc. ("Benelytics") in 1998. In February 2001, InsWeb temporarily suspended its online health insurance quoting due to the decision by eHealthInsurance to unilaterally terminate the relationship. eHealthInsurance has filed suit in U.S. District Court against InsWeb alleging InsWeb's failure to perform its obligations under the linking agreement. See "Item 3. Legal Proceedings". In June 2001, InsWeb entered into a two-year agreement with QuickQuote Financial, Inc. pursuant to which QuickQuote Financial became the exclusive provider of online health insurance services to InsWeb consumers.

        Other Products and Services.    InsWeb's online marketplace also allows consumers to shop for home warranty, motorcycle, pet insurance, and small business insurance in some states. At present, the InsWeb online marketplace does not offer multiple quotes with respect to these types of insurance, which are offered by a single insurance company for each product in the states in which it is available. InsWeb's long-term strategy is to expand the range of insurance products and services offered through its online insurance marketplace. From time to time, InsWeb licenses its insurance quoting functionality to insurance companies and financial institutions on a selected basis.

        Non-U.S. Markets.    In 1998, InsWeb entered into a joint venture agreement with SOFTBANK Corp. to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The joint venture is carried out exclusively through InsWeb Japan K.K., a Japanese corporation, in which InsWeb owned a 25% interest until a reorganization in March 2001 under which a holding company, was created which controls InsWeb Japan K.K. and other companies in which InsWeb did not have a financial interest. In this reorganization, InsWeb's shares in InsWeb Japan K.K. were exchanged for shares in the holding company, Finance All K.K. In conjunction with the original joint venture agreement, InsWeb also entered into an agreement in August 1999 to provide consulting and hosting services to assist InsWeb Japan K.K. in developing its Internet strategy. Although this agreement has not been terminated, InsWeb does not expect to provide future consulting and hosting services to InsWeb Japan K.K.

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

        As of March 15, 2002, InsWeb had relationships with 38 insurance companies, including many large companies with established brand names that InsWeb believes are attractive to consumers. These companies are:

Type of Insurance	Insurance Companies
Automobile	AAA Michigan AIG American Family Amica Mutual Allstate Atlanta Casualty Companies Electric Insurance Explorer Financial Indemnity GE Financial Assurance GMAC Integon Great American	Hartford Infinity Kemper Direct Leader National Merit New York Central Mutual Progressive Permanent General Republic Indemnity Travelers Tri-State Windsor Group
Term Life	Amica Life CAN GE Financial Assurance Great West John Hancock Northwestern Mutual Life	North American Ohio National Sun Life Western Southern Life Zurich Life
Homeowners/Renters/Condo	American Family Amica	Tri-State
Home Warranty	Cross Country

        To date, InsWeb has been dependent on a limited number of insurance companies for a significant portion of its revenues. Revenues from the top three carriers that participate in InsWeb's marketplace represented 32%, 34% and 53% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Interactive Website Features and Information

        To assist consumers in evaluating and fulfilling their insurance needs, InsWeb provides consumers with a variety of interactive website features and insurance-related information, including:

  •
  tools to help consumers estimate their coverage requirements for auto and term life insurance;
  •
  research capabilities to help consumers review the financial strength of insurance companies nationwide;
  •
  answers to frequently asked questions on insurance;
  •
  articles on a wide variety of insurance and personal finance topics;
  •
  glossaries of insurance-related terms; and
  •
  on-line chat, email and 800 phone service.

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

        Online Relationships.    InsWeb believes that relationships with high-profile online companies can drive significant traffic to its site. InsWeb seeks out relationships with companies whose websites feature a high volume of traffic or a substantive focus that is related to the purchase of insurance coverage, such as sites related to automobiles or homes. Agreements with these online companies typically provide that InsWeb pay the online company a portion of the resulting transaction fees and in some cases a fixed fee. Online companies integrate links into their websites connecting to InsWeb's marketplace. InsWeb provides functionality to further integrate with online companies and, in some cases, provides co-branding functionality whereby the online company's logo is presented on the InsWeb marketplace to those consumers directed to InsWeb's marketplace from a company's site. For some of InsWeb's more significant online relationships, including Yahoo!, InsWeb has further integrated its functionality with these companies' sites by customizing the look and feel of InsWeb's insurance-related content and marketplace to replicate the design characteristics of the online company's site. Additionally, some of these companies have developed customized interfaces on their own site to link to the InsWeb marketplace. InsWeb's agreements with online companies typically have a 12 to 24-month term, with either party having a right to terminate the agreement on 30 to 90 days' notice. Notwithstanding the foregoing, the integration process requires a significant investment of the online company's time and resources, which InsWeb believes motivates the partner to maintain a long-term relationship with InsWeb.

        Yahoo! offers a co-branded version of the InsWeb online insurance marketplace on the Yahoo! website. InsWeb's agreement with Yahoo! provides for InsWeb to be a provider of online insurance quotation services on the Yahoo! site for automobile, homeowners and term life insurance, and InsWeb pays Yahoo! fixed fees, plus a fee for each completed shopping session in excess of certain targets. InsWeb was the exclusive provider of online insurance quotation services on Yahoo! through

December 31, 2001. Since December 31, 2001, InsWeb continues to be promoted in the Yahoo! Insurance Center but is no longer the exclusive provider of insurance quotations services.

        InsWeb and Microsoft entered into a two-year agreement in December 1999 pursuant to which Microsoft's MSN Insurance Center on MSN MoneyCentral offered co-branded comparative shopping services provided by InsWeb and InsWeb was the exclusive provider of online insurance quotation services on the MSN Insurance Center. Under the agreement, InsWeb paid MSN fixed fees for certain traffic guarantees, plus a fee for each user delivered to an InsWeb quote form from the co-branded site in excess of certain minimums. InsWeb has not renewed its agreement with Microsoft effective January 1, 2002.

        InsWeb and America On-line entered into a two-year agreement in February 2000 pursuant to which America Online offers a co-branded version of the InsWeb online insurance marketplace across the Netscape Netcenter, Compuserve and Digital City websites. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the Netscape website and premier insurance comparison-shopping aggregator of insurance offerings for Compuserve and Digital City. InsWeb pays AOL the fixed fees for certain impression targets plus a fee for each clickthrough over a cumulative minimum threshold. In February 2001, InsWeb and AOL amended the original contract to adjust the amount of fixed fees and targeted impressions for the remainder of the original term of the contract. As a result of this amendment, effective November 1, 2001, InsWeb's status was converted from the exclusive provider of online insurance quotations on Netscape to a preferred provider of these services. In February 2002, AOL exercised its option to extend the term of the agreement for one year. During this extension, InsWeb will pay AOL a fee for each consumer sent to the InsWeb website.

        InsWeb and Lycos entered into a two year agreement in August 2001 pursuant to which visitors to the Lycos website have access to a co-branded version of the InsWeb online insurance marketplace through links placed on several pages within the Lycos website. The agreement requires InsWeb to pay Lycos fixed integration fees, and a fee for each completed shopping session on the co-branded website in excess of certain minimums. The amount of fixed fees due for the second year may be reduced or increased based on certain performance targets set for the first year. In addition, InsWeb is entitled to a percentage of fees generated by Lycos from advertising placed on the Lycos Insurance Center.

        In January 2001, InsWeb acquired from Intuit, Inc., certain assets associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly owned subsidiary of Intuit. In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement, under which, Intuit and InsWeb granted one another licenses to create links between their respective websites in order to create and operate a co-branded insurance center. This agreement also provides that InsWeb will be the exclusive aggregator of online consumer insurance services for Quicken.com, an Intuit website, and that Intuit will share in the associated revenues, in excess of fixed payments that amount to $20.5 million over the term of the agreement. This agreement has been entered into for an initial term of five years.

        On March 28, 2002, InsWeb amended its license and distribution agreement with Intuit, Inc. Under the amended agreement, InsWeb will make the originally agreed upon fixed payments (long-term marketing commitments) only through May 31, 2003 ($3.0 million in 2002 and $2.0 million in 2003). Fixed payments previously payable to Intuit after May 31, 2003 have been forgiven ($2.0 million in 2003, $5.0 million in 2004 and $6.0 million in 2005). Effective November 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will pay Intuit a portion of the transaction fees from the Intuit internet traffic on a quarterly basis. The effect of this amendment will be accounted for in InsWeb's results of operations for the quarter ended March 31, 2002.

        Traditional Consumer Marketing.    As part of its branding effort, InsWeb developed a consumer marketing campaign, which began in 1998 with radio advertising in selected metropolitan markets, and which was expanded in 1999 to include national television and syndicated radio advertising. In the first half of 2000, InsWeb changed its marketing focus to emphasize more online marketing efforts and discontinued its radio and television marketing campaigns.

        Online Direct-Response Advertising.    InsWeb's online direct-response advertising is intended to create a presence for InsWeb on a wide range of websites whose audiences closely match its target audience. InsWeb's key advertisements are delivered through content sponsorships, banners and keywords on financial, news, real estate, classifieds, automobile, directory and general interest sites. InsWeb and some of its third-party marketing providers also conduct advertising campaigns promoting InsWeb through emails and electronic newsletters. InsWeb's advertisements are targeted primarily at consumers who are actively seeking insurance.

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

        InsWeb has also integrated and plans to further develop systems to facilitate incoming consumers though InsWeb's Customer Care Center and the processing of leads and sale of insurance policies through its agency operations. InsWeb's agency technology systems use a combination of our own proprietary technologies and commercially available, licensed technologies. These technologies include an array of proprietary advanced telephony and network tools to manage leads delivered from InsWeb's marketplace and online chat, email and telephone calls received in the customer service center. InsWeb's proprietary automated customer management system has been developed to communicate and process data with the InsWeb marketplace, outside rating services, credit bureaus, third-party data providers, and an online credit card processing company to facilitate the sale of insurance policies to consumers. Once a policy is sold, data is entered onto an agency management system, where upload and download interfaces between its agency management system and various carrier back office systems have been developed to streamline the proper fulfillment and servicing of sold policies.

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

  Site Operations

        InsWeb's hardware servers, storage systems, Internet connections, back-up strategies and network are designed to allow its online marketplace to operate continuously. InsWeb's main Web servers are located at its headquarters facility in Gold River, California. InsWeb uses multiple service providers to access the Internet over multiple dedicated communication lines. InsWeb uses a separate server to operate the software for each primary insurance product, as well as at least one redundant server for each core product. InsWeb uses a number of internally-developed and third-party software products to monitor the performance and availability of its website and core products. InsWeb continuously monitors consumer traffic, response times and capacity to ensure a high quality of service for consumers and insurance companies. InsWeb maintains a back-up facility in Rancho Cordova, California through a third-party service provider to ensure the continuous operation of its online marketplace in case of a failure at its main facility.

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

        InsWeb's technology expenses were approximately $14.0 million in 2001, $22.9 million in 2000, and $17.8 million in 1999. In addition, InsWeb capitalized costs of $0.8 million in 2001 and $1.2 million in 2000 relating to the development and enhancement of its website.

Privacy Policy

        InsWeb believes that the privacy of personally identifiable information of Internet users is becoming increasingly important as the use of the Internet for electronic commerce continues to grow. InsWeb has adopted a privacy policy for information of users of its online marketplace. InsWeb does not disclose any personally identifiable information of a user to InsWeb's participating insurance companies until the user specifically requests insurance coverage based on an instant online quote, or requests an offline quote or requests to participate in an InsWeb Rewards Program. InsWeb does not sell or otherwise make available to any other party any personally identifiable information concerning its users. However, InsWeb does compile user information in its databases. This aggregated statistical information is analyzed internally by InsWeb for marketing purposes and to improve the content and site layout of its website. This information is made available in aggregate form only, without individual identification of consumers, to InsWeb's participating insurance companies for their use in adjusting, refining and expanding their product offerings. Aggregate statistical information also may be made available to online companies with which InsWeb has established a marketing relationship. InsWeb is a licensee of the TRUSTe Privacy Program and adheres to their standards regarding the protection of the personally identifiable information of Internet users.

Competition

        The online insurance distribution market is a new industry and, like the broader electronic commerce market, is rapidly evolving and is highly competitive. InsWeb competes with other companies that provide quotes and sell insurance policies online, as well as with:

  •
  single insurance company websites that offer quotes for their own insurance products online or by telephone;
  •
  Web-based information delivery services that use generic filings with state regulators to deliver estimated price quotes from various insurance companies;
  •
  Web-assisted agency distribution services, that provide an Internet-based distribution channel for traditional insurance agencies;
  •
  online workplace marketers that sell insurance to employees over their employer's intranet; and
  •
  providers of software technology to insurance companies and other competitors that may target electronic commerce solutions for the insurance industry.

        InsWeb believes the principal bases for competition in the online insurance distribution market include:

  •
  brand awareness;
  •
  variety and quality of insurance company selection;
  •
  strength of relationships and depth of technology integration with insurance companies;
  •
  accuracy of insurance quotes;
  •
  breadth and pricing of insurance product selection;
  •
  speed, accessibility and convenience;
  •
  quality and quantity of website content; and
  •
  relationships with other online companies.

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

        A company that does business as an insurance agent is generally required to be licensed in any state in which it conducts that business. Although InsWeb does not believe that the operation of its online insurance marketplace constitutes doing business as an insurance agent under existing laws and regulations, InsWeb has received direct and indirect inquiries from insurance regulatory authorities in several states suggesting that these activities may be considered to fall under their licensing jurisdiction.

Should these or other regulatory authorities pursue inquiries and ultimately determine that InsWeb's activities required licensure, InsWeb's business could be harmed.

        In order to provide the types of services that require a license, InsWeb has caused a wholly-owned subsidiary, InsWeb Insurance Services, Inc., to be licensed as an insurance agent. This subsidiary currently maintains property and casualty licenses in 40 jurisdictions (including the District of Columbia) and life and health licenses in 39 jurisdictions (including the District of Columbia). In the states where our subsidiary does not maintain a license, InsWeb is licensed through its officers or through resident agents that contract with InsWeb. InsWeb's policy is to post prominently on its website the jurisdictions in which the subsidiary is licensed. Links to agents that contract with InsWeb will be established to afford consumers access to licensed agencies. In addition, employees of InsWeb who are engaged in the sale of insurance are licensed as insurance agents. InsWeb's operations depend on the validity of and continued good standing under the licenses and approvals pursuant to which InsWeb's subsidiary, licensed officers and agents operate. Licensing laws and regulations vary depending on the jurisdiction. The applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion concerning the allowance, renewal and revocation of licenses and approvals. The inability to obtain the requisite agent licenses or other necessary licenses, permits, or authorizations could harm InsWeb's business.

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

Intellectual Property

        InsWeb regards its intellectual property as critical to its success, and relies upon trademark, copyright and trade secrets laws in the United States and other jurisdictions to protect its proprietary rights. The INSWEB mark has been registered in the United States, France, Germany, South Korea, Japan and the United Kingdom, among others, and applications are pending in several other countries.

Other U.S. and worldwide trademark applications include, but are not limited to, eAgent, InsWeb.com, Powered by InsWeb, and Where You and Your Insurance Really Click. InsWeb has applied for patents on its core technology and related patentable subject matter; however no patent has been issued, and thus InsWeb cannot currently prevent a competitor from independently using similar functionality. In connection with its acquisition of assets from Intuit in January 2001, InsWeb obtained the rights to patent applications filed by Intuit relating to Intuit's online insurance shopping and purchasing service. InsWeb intends to continue to pursue these patents. InsWeb's pending trademark registrations and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in some foreign countries. InsWeb also seeks to protect its proprietary rights through physical and technological security measures, and through the use of confidentiality or license agreements with its business partners, employees, consultants, advisors and others, and generally to control access to, and distribution and use of, its software, documentation, business and other proprietary information. Despite InsWeb's efforts to protect its proprietary rights from unauthorized use or disclosure, employees, consultants, advisors or others may not maintain the confidentiality of InsWeb's proprietary information, and this proprietary information may otherwise become known, or be independently developed, by competitors. The steps InsWeb has taken may not prevent misappropriation of its proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States.

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

Employees

        As of December 31, 2001, InsWeb had 187 full-time employees. InsWeb has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. InsWeb considers its relations with its employees to be good. InsWeb believes that its future success will depend in part on the continued service of its senior management and key technical personnel and its ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in InsWeb's industry and geographical location is intense. InsWeb may not continue to be successful in attracting and retaining a sufficient number of qualified personnel to conduct its business in the future.

Executive Officers of the Registrant

        As of March 22, 2002, InsWeb's executive officers were as follows:

Name	Position With InsWeb	Age
Hussein A. Enan	Chairman of the Board and Chief Executive Officer	56
Mark P. Guthrie	President and Chief Operating Officer	40
William D. Griffin	Chief Financial Officer	44
L. Eric Loewe	Senior Vice President, General Counsel and Secretary	44

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

        Mark P. Guthrie joined InsWeb in September 1997 as Senior Vice President of Strategic Partnerships and served as its Executive Vice President of Operations from July 1998 to June 2000. Mr. Guthrie has served as InsWeb's Chief Operating Officer since January 2000 and as its President since June 2000. From July 1995 to August 1997, Mr. Guthrie held various positions with Industrial Indemnity, a nationwide property and casualty insurance company, most recently as senior operating officer of national programs.

        William D. Griffin joined InsWeb in May 2001 as Chief Financial Officer. From August 1999 to February 2001, Mr. Griffin was Chief Financial Officer of ZipSend, Inc., an Internet services company, of which he was a co-founder. From May 1990 through September 1998, Mr. Griffin was Senior Vice President and Chief Financial Officer of Inference Corporation, a customer services software company.

        L. Eric Loewe joined InsWeb in October 1998 as Corporate Counsel, Legal and Regulatory, responsible for all regulatory compliance issues, and has served as Senior Vice President and General Counsel since September 2000 and as Secretary for InsWeb since July 2001. Mr. Loewe held various positions with the National Association of Independent Insurers from January 1980 to September 1998. As Senior Counsel for the NAII, Mr. Loewe was responsible for legislation and regulations affecting the association's 570 member companies. Mr. Loewe is a member of the Illinois and California bars.

Item 2. Properties.

        InsWeb's corporate headquarters and its principal administrative, product development, sales and marketing operations are located in a 55,000 square foot facility in the Sacramento, California area, which InsWeb occupies under a lease expiring in 2011. InsWeb also leases approximately 75,000 square feet of office space in Redwood City, California under a lease expiring in September 2008, and 12,474 square feet of office space in Westlake Village, California under a lease expiring in 2004. These facilities were formerly occupied by InsWeb as its headquarters and agency facilities. As of March 2001, approximately half of the Redwood City facility was sublet. InsWeb believes that its facilities are adequate to meet its needs for future growth, and there should be no need to lease additional or alternative space in the near term.

Item 3. Legal Proceedings.

  eHealth Insurance Litigation

        In February 2001, InsWeb temporarily suspended its online health insurance quoting services due to the decision by eHealthInsurance Services, Inc., formerly InsWeb's exclusive provider of online health-insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small-group health and Medicare supplement insurance quotes to InsWeb users through a co-branded website. In February 2001, eHealthInsurance filed suit in the U.S. District Court for the Northern District of California alleging InsWeb's failure to perform its obligations under the agreement. The complaint seeks unspecified compensatory and punitive damages. InsWeb filed a counterclaim in March 2001, alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb's business. InsWeb believes it has meritorious defenses with respect to eHealthInsurance's complaint and intends to defend the complaint and prosecute its counterclaim vigorously; however the litigation is in the preliminary stage and there can be no assurance that InsWeb will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb's financial condition, results of operations or cash flows. InsWeb filed a counterclaim in March 2001, alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb's business.

  Securities Class Action Lawsuit

        A class action lawsuit, entitled Abraham Kassin v. InsWeb Corporation, et al., was filed on December 5, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of InsWeb common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased InsWeb common stock from July 22, 1999 through December 6, 2000. The complaint names as defendants InsWeb, Hussein A. Enan, Chairman and Chief Executive Officer of InsWeb, Darrell J. Ticehurst, a former officer and director of InsWeb, Stephen I. Robertson, a former officer of InsWeb, and three underwriters for InsWeb's initial public offering in July 1999. The complaint alleges violations of Section 11, 12(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors substantial blocks of the stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices that were above the initial public offering price. No specific damages are claimed. InsWeb is aware that similar allegations have been made in lawsuits relating to more than 250 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes and the defendants' time to respond to the complaints has been stayed pending a plan for further coordination. InsWeb has not been served in this action. However, InsWeb believes that the allegations against InsWeb and its current and former officers and directors are without merit and intends to contest them vigorously. The litigation is in the preliminary stage, and InsWeb cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to InsWeb and if, in addition, InsWeb is required to pay significant monetary damages, our business would be significantly harmed.

Item 4. Submission of Matters to a Vote of Security Holders.

        At a special meeting on October 29, 2001, InsWeb stockholders approved an amendment to the articles of incorporation to effect a reverse stock split of its common stock by a vote of 28,650,899 shares in favor, 83,294 shares against and no shares abstaining. The Board of Directors subsequently implemented the reverse stock split in the ratio of 1-for-6 effective December 20, 2001. The purposes of the reverse stock split were to reduce the number of common shares outstanding, to increase the per share trading price of the InsWeb common stock, and to support InsWeb's efforts to remain listed on the Nasdaq National Market.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

        InsWeb's common stock is quoted on the Nasdaq National Market under the symbol "INSW." As of December 31, 2001, there were approximately 181 stockholders of record. Many shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of InsWeb's common stock as reported on the Nasdaq National Market:

	Price Range Quarter Ended
	High	Low
2001
December 31, 2001	$5.46	$2.52
September 30, 2001	$5.40	$1.98
June 30, 2001	$7.68	$4.50
March 31, 2001	$12.00	$4.68
2000
December 31, 2000	$18.00	$3.00
September 30, 2000	$19.50	$7.14
June 30, 2000	$61.50	$12.54
March 31, 2000	$156.78	$54.00

        InsWeb has not paid any cash dividends on its capital stock. InsWeb currently intends to retain future earnings, if any, for use in the operation and expansion of our business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

        On December 20, 2001, InsWeb effected a 1-for-6 reverse split of its common stock. All share and per share amounts in this Form 10-K have been retroactively restated to give effect to the reverse stock split for all periods presented.

Item 6. Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Operating Results" and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

(in thousands, except per share amounts)

	Year ended December 31,
	2001	2000	1999	1998	1997
Revenues:
Transaction fees	$21,342	$18,789	$19,095	$3,151	$116
Agency commissions	1,634	772	52	—	—
Development and maintenance fees	1,880	3,649	2,694	1,159	634

Total revenues	24,856	23,210	21,841	4,310	750
Operating expenses:
Technology	14,041	22,890	17,778	10,077	3,210
Sales and marketing	28,821	34,020	30,413	8,954	3,167
General and administrative	7,345	11,207	7,631	6,640	3,259
Amortization of intangible assets	—	1,150	3,129	—	—
Amortization of stock-based compensation	256	912	1,272	540	470
Impairment of long-lived assets (1)	18,519	4,418	—	—	—
Restructuring charge (2)	1,843	2,167	—	—	—

Total operating expenses	70,825	76,764	60,223	26,211	10,106

Loss from operations	(45,969)	(53,554)	(38,382)	(21,901)	(9,356)
Interest expense	(1,043)	(87)	(1,229)	(794)	(192)
Interest income and other, net	2,086	4,429	3,410	205	485

Loss before cumulative effect of a change in accounting principle	(44,926)	(49,212)	(36,201)	(22,490)	(9,063)
Cumulative effect of a change in accounting principle (3)	—	(1,635)	—	—	—

Net loss	$(44,926)	$(50,847)	$(36,201)	$(22,490)	$(9,063)

Per share data—basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(6.45)	$(8.40)	$(9.10)	$(9.11)	$(3.72)
Cumulative effect of a change in accounting principle (3)	—	(0.28)	—	—	—

Net loss per share—basic and diluted:	$(6.45)	$(8.68)	$(9.10)	$(9.11)	$(3.72)

Shares used in computing net loss per share—basic and diluted:	6,969	5,857	3,977	2,469	2,434

(1)
Represents the write-down of long-lived assets related to the acquisition of certain assets of Quicken Insurance in 2001 and the write-off of assets related to the Benelytics acquisition in 2000. See Notes 10 and 11 of Notes to the Consolidated Financial Statements for additional information.

(2)
Represents charges recorded in 2000 and 2001 pursuant to InsWeb's restructuring plan. See Note 9 of Notes to the Consolidated Financial Statements for additional information.

(3)
Reflects the impact of the adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective January 1, 2000. Pro forma amounts of net loss and related diluted per share amounts, assuming retroactive application of the change in accounting principle for the years ended December 31, 1997 through 1999 are as follows:

	Years ended December 31,
	1999	1998	1997
Pro forma amounts reflecting the adoption of SAB 101:
Net loss	$(37,195)	$(22,817)	$(9,376)

Net loss per share, basic and diluted	$(9.35)	$(9.24)	$(3.85)

CONSOLIDATED BALANCE SHEET DATA:

(in thousands)

	As of December 31,
	2001	2000	1999	1998	1997
Cash and cash equivalents	$14,627	$24,795	$25,689	$8,337	$2,360
Short-term investments	20,936	26,331	64,063	—	—
Working capital	30,665	51,657	91,631	5,497	2,040
Total assets	54,342	73,008	118,281	49,357	5,140
Long-term liabilities, excluding current portion	13,490	1,312	1,464	2,089	—
Total stockholders' equity	31,772	63,884	111,185	19,582	3,062

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        InsWeb's principal source of revenues is transaction fees. While quotes obtained through InsWeb's online insurance marketplace are provided to consumers free of charge, InsWeb's participating insurance companies pay transaction fees to InsWeb generally based on qualified leads delivered to them electronically. Qualified leads are produced in two ways: for insurance companies offering consumers instant online quotes, a qualified lead is produced when a consumer requests insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when the consumer clicks to request the quote itself. In either case, transaction fees are payable whether or not the consumer actually purchases an insurance policy from the insurance company and revenue from transaction fees is recognized either at the time the qualified lead is delivered to the insurance company, or when the policy is sold by the insurance company.

        In October 1999, InsWeb began generating commission revenue as an insurance agent based on activities it performs related to the sale of certain automobile insurance policies in California. Since that date, InsWeb has expanded its insurance agency operations. As of December 31, 2001, InsWeb's subsidiary, InsWeb Insurance Services, Inc., has been appointed as an authorized automobile insurance agent by 11 participating insurance companies and is acting as an agent in the states of Arizona, California, Illinois, New York, Ohio, Oregon, Pennsylvania, Virginia and Washington. InsWeb receives a commission based on a percentage of the insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent. InsWeb recognizes the revenue from these activities on the effective date of the policy. InsWeb also recognizes revenue when an applicable policy is renewed. InsWeb intends to expand its online insurance agency operations by adding additional participating insurance companies and by expanding into additional states.

        InsWeb initially focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 67% of transaction revenues in 2001, 69% in 2000 and 78% in 1999. We anticipate that automobile insurance will continue to account for a significant portion of InsWeb's revenues for the foreseeable future. However, InsWeb intends to continue to expand its online insurance marketplace by adding new products and additional insurance companies, and expects fees related to automobile insurance to decrease as a percentage of revenues as additional insurance companies and products are brought online.

        InsWeb has been dependent on a limited number of insurance companies for a majority of its revenues. Revenues from Amica, GE Financial Assurance and AIG accounted for approximately 11%, 11% and 10%, respectively, of InsWeb's revenues for the year ended December 31, 2001. Revenues from State Farm, AIG and GE Financial Assurance accounted for approximately 14%, 11% and 9%, respectively, of InsWeb's revenues for the year ended December 31, 2000. Revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of InsWeb's revenues for the year ended December 31, 1999. InsWeb expects its revenues to become less concentrated as new insurance companies are added to its online insurance marketplace. However, because of the broad market presence of some of InsWeb's participating insurance companies, InsWeb expects to continue to generate a substantial portion of its revenues from a limited number of insurance companies for the foreseeable future.

        Since its inception, InsWeb has incurred significant losses, and as of December 31, 2001, InsWeb had an accumulated deficit of $170.2 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb's technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb's marketing and sales activities. InsWeb intends to continue to invest in product development, sales and marketing and in its administrative infrastructure. As a result, InsWeb believes that it will continue to incur operating losses at least through 2002. Although InsWeb has experienced revenue growth in recent periods, its operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb's revenue growth will continue or that it will be able to achieve and sustain profitability. In view of the rapidly evolving nature of InsWeb's business and its limited operating history, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Current Year Developments

        eHealthInsurance.com.    In April 2000, InsWeb and eHealthInsurance announced the formation of an online partnership designed to leverage the companies' respective strengths in marketing, product offerings and customer service. Through this effort, InsWeb customers shopping for health insurance could access eHealthInsurance's selection of leading insurers, products and service offerings. The exclusive, two-year linking agreement included the marketing of individual health, small-group health and Medicare supplement insurance offerings from among the insurers participating with eHealthInsurance. As a result of this agreement, InsWeb negotiated termination agreements with its participating health insurance carriers and discontinued its existing health insurance marketplace. In February 2001, InsWeb temporarily suspended its online health insurance quoting due to the decision by eHealthInsurance to unilaterally terminate the relationship. In February 2001, eHealthInsurance filed suit in U.S. District Court alleging InsWeb's failure to perform its obligations under the linking agreement. The complaint seeks unspecified compensatory and punitive damages. InsWeb believes it has meritorious defenses with respect to this claim; however there can be no assurance that InsWeb will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb's financial condition, results of operations or cash flows. InsWeb filed a counterclaim in March 2001, alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb's business.

        Acquisition of Intuit Insurance Services.    In January 2001, InsWeb acquired from Intuit certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly owned subsidiary of Intuit, Inc. InsWeb did not acquire any of Intuit's revenue producing relationships with insurance carriers; however, InsWeb acquired the right to be assigned all Internet traffic from the licensing agreements that Intuit had previously negotiated with its strategic partners.

        In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement, under which Intuit and InsWeb have granted one another licenses to create links between their respective websites in order to create and operate a co-branded insurance center. This agreement also provides that InsWeb will be the exclusive aggregator of online consumer insurance services for Quicken.com, an Intuit website. The original agreement required InsWeb to pay Intuit fixed fees totaling $20.5 million plus additional amounts associated with consumers linking from the Quicken.com website over the five year term of the agreement for Internet traffic in excess of certain minimums to the InsWeb co-branded insurance center. Intuit has also entered into covenant not to compete with InsWeb for a period of five years.

        The purchase cost of approximately $30.1 million was comprised of 1,170,000 shares of InsWeb's common stock issued to Intuit with a fair value at issuance of $12.5 million, long-term marketing commitments of $17.0 million, which represent the present value of the fixed fees due over the term of the license and distribution agreement, and other acquisition related expenses of $548,000 consisting primarily of payments to a financial advisor and other professional fees. InsWeb recorded a long-lived asset of $17.0 million for prepaid marketing costs and an intangible asset of $13.1 million relating to the beneficial terms of the license and distribution agreement. The fair value of the intangible asset was estimated based on the expected Internet traffic to be received from Intuit by InsWeb. Both long-lived assets were amortized over the five-year term of the license and distribution agreement. Amortization of these assets was included as a component of sales and marketing expense.

        In the fourth quarter of 2001, as a result of significantly lower than anticipated traffic levels, InsWeb reassessed the recoverability of the assets recorded in connection with the purchase by comparing the estimated future undiscounted cash flows expected to be generated relating to these assets to their carrying amounts. Based on this evaluation, InsWeb determined that the long-lived asset for prepaid marketing costs and the intangible asset relating to the beneficial terms of the license and distribution agreement with a total carrying amount of $24.5 million were impaired and recorded an impairment charge of $18.5 million in the fourth quarter of 2001 as the carrying value of these assets was in excess of fair value. The fair value of the acquired assets was based on estimated future cash flows to be generated from the license and distribution agreement, discounted using a rate that is commensurate with the risk involved.

        On March 28, 2002, InsWeb amended its license and distribution agreement with Intuit, Inc. Under the amended agreement, InsWeb will make the originally agreed upon fixed payments (long-term marketing commitments) only through May 31, 2003 ($3.0 million in 2002 and $2.0 million in 2003). Fixed payments previously payable to Intuit after May 31, 2003 have been forgiven ($2.0 million in 2003, $5.0 million in 2004 and $6.0 million in 2005). Effective November 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will pay Intuit a portion of the transaction fees from the Intuit internet traffic on a quarterly basis. The effect of this amendment will be accounted for in InsWeb's results of operations for the quarter ended March 31, 2002.

  Securities Class Action Lawsuit

        A class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of InsWeb common stock alleging violations of federal securities laws. The case is brought purportedly on hehalf of all persons who purchased InsWeb common stock from July 22, 1999 through December 6, 2000. The complaint names as defendants InsWeb, certain officers and directors, and three underwriters for InsWeb's initial public offering in July 1999. The complaint alleges violations of the Securities Act of 1933 and the Securites Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors substantial blocks of the stock sold in the initial public offering and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices that were above the initial public offering price. No specific damages are claimed and InsWeb has not been served in this action. However, InsWeb believes that the allegations against InsWeb and its current and former officers and directors are without merit and intends to contest them vigorously. The litigation is in the preliminary stage, and InsWeb cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb's financial condition, results of operations or cash flows.

Results of Operations

        The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2001	2000	1999
Revenues:
Transaction fees	85.9%	80.9%	87.4%
Agency commissions	6.6	3.3	0.2
Development and maintenance fees	7.5	15.8	12.4

Total revenues	100.0	100.0	100.0
Operating expenses:
Technology	56.5	98.6	81.4
Sales and marketing	116.0	146.6	139.2
General and administrative	29.5	48.3	34.9
Amortization of intangible assets	—	5.0	14.4
Amortization of stock-based compensation	1.0	3.9	5.8
Impairment of long-lived assets	74.5	19.0	—
Restructuring charge	7.4	9.3	—

Total operating expenses	284.9	330.7	275.7

Loss from operations	(184.9)	(230.7)	(175.7)
Interest expense	(4.2)	(0.4)	(5.7)
Interest income and other, net	8.4	19.1	15.6

Loss before cumulative effect of a change in accounting principle	(180.7)	(212.0)	(165.8)
Cumulative effect of a change in accounting principle	—	(7.1)	—

Net loss	(180.7)%	(219.1)%	(165.8)%

Years Ended December 31, 2001 and 2000

  Revenues

        Transaction Fees.    Transaction fees accounted for $21.3 million, or 85.9%, of total revenues in 2001, compared to $18.8 million, or 80.9%, in 2000. The increase was primarily the result of the increased number of leads generated by an increased number of completed shopping sessions. The increase in shopping sessions resulted from increased consumer traffic due to InsWeb's consumer marketing activities, and the addition of a substantial number of online relationships.

        During the year ended December 31, 2001, more than 2.8 million shopping sessions were completed on InsWeb's online marketplace, a 27% increase over the 2.2 million shopping sessions completed in 2000. InsWeb recorded more than 13.3 million visitor sessions during the year ended December 31, 2001, compared to 8.0 million in 2000.

        Agency Commissions.    Agency commissions accounted for $1.6 million, or 6.6% of total revenues in 2001, compared to $772,000, or 3.3%, in 2000. The increase was primarily due to an increase in carrier participation in our agency program and an expansion of agency coverage from four to nine states.

        Development and Maintenance Fees.    Development and maintenance fees accounted for $1.9 million, or 7.5%, of total revenues in 2001, compared to $3.6 million, or 15.8%, in 2000. The decrease primarily resulted from a reduction in revenue under a development agreement with InsWeb Japan K.K. in 2000. Development fees are generated from the design and development of customized interfaces between an insurance company's information system and the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb's facility that is dedicated to specific insurance companies. As InsWeb transitions to a greater number of agency-based insurance carriers, development and maintenance fees are expected to decline in 2002.

  Operating Expenses

        Technology.    Technology expenses consist primarily of payroll and related expenses for development and technology personnel. Technology expenses decreased to $14.0 million in 2001 from $22.9 million in 2000. The decrease was primarily attributable to a reduction in headcount resulting from InsWeb's restructuring efforts in 2000. Technology expenses in 2002 are expected to be flat or slightly lower in comparison with 2001 expenses.

        Sales and Marketing.    Sales and marketing expenses consist primarily of payroll and related expenses for InsWeb's sales and marketing personnel, as well as consumer marketing expenditures for advertising, public relations, promotions and fees paid to Internet companies with which InsWeb has relationships and expenses related to its customer care and insurance agency operations. Sales and marketing expenses decreased to $28.8 million in 2001 from $34.0 million in 2000. The decrease was primarily attributed to significant reductions in offline advertising relationships combined with a reduction in headcount resulting from InsWeb's restructuring efforts in 2000. Sales and marketing expenses in 2002 are expected to be flat in comparison with 2001 expenses.

        General and Administrative.    General and administrative expenses consist primarily of payroll and related expenses for InsWeb's management, administrative and accounting personnel, expenses relating to site operations, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $7.3 million in 2001, compared to $11.2 million in 2000. The decrease was primarily due to decreased personnel and related costs, and decreased office and occupancy costs. General and administrative expenses in 2002 are expected to flat or slightly lower in comparison with 2001 expenses.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased to $0 in 2001, compared to $1.2 million in 2000. The decrease was attributable to the write-down of the Benelytics goodwill and other intangible assets in 2000.

        Amortization of Stock-based Compensation.    Amortization of stock-based compensation decreased to $256,000 in 2001 compared to $912,000 in 2000. The decrease was primarily attributable to the termination of employees resulting from InsWeb's restructuring efforts in 2000, which resulted in reduced amortization of stock based compensation in 2001.

        Impairment of Long-Lived Assets.    In January 2001, InsWeb acquired from Intuit certain assets associated with the online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly owned subsidiary of Intuit, Inc. Subsequent to the acquisition date, as a result of significantly lower than anticipated traffic levels, InsWeb reassessed the recoverability of the assets recorded in connection with the purchase by comparing the estimated future undiscounted cash flows expected to be generated relating to these assets to their carrying amounts. Based on this evaluation, InsWeb determined that long-lived assets with a carrying amount of $24.5 million were impaired and recorded an impairment charge of $18.5 million in the fourth quarter of 2001 as the carrying value of these assets was in excess of fair value. The fair value of the acquired assets was based on estimated future cash flows to be generated from the license and distribution agreement, discounted using a rate that is commensurate with the risk involved.

        Restructuring.    In the fourth quarter of 2001, InsWeb recorded a charge of $1.8 million to write-down certain leasehold improvements to their net realizable value and to establish a reserve for future lease payments relating to previously exited facilities as InsWeb's ability to sublease these facilities is uncertain.

  Interest Expense

        Interest expense was $1.0 million in 2001, compared to $87,000 in 2000. The increase in interest expense was primarily attributable to imputed interest associated with the long-term marketing commitments (fixed payments) recorded in conjunction with the purchase of assets from Intuit, Inc.

  Interest Income and Other, Net

        Interest income and other, net decreased to $2.1 million in 2001 from $4.4 million in 2000. Interest income and other, net includes income earned on InsWeb's investments and the gain (loss) on foreign currency exchange rate fluctuations associated with a note payable due to a strategic partner and stockholder incurred in connection with InsWeb's original investment in InsWeb Japan K.K. The decrease in interest income and other, net was primarily a result of decreased interest income due to lower average cash and short-term investment balances during 2001 and to a lesser extent, lower interest rates.

Years Ended December 31, 2000 and 1999

  Revenues

        Transaction Fees.    Transaction fees accounted for $18.8 million, or 80.9%, of total revenues in 2000, compared to $19.1 million, or 87.4%, in 1999. The decrease was primarily due to the discontinuation of State Farm's participation in the InsWeb online marketplace effective May 1, 2000 and a decline in revenue per shopping session, partially offset by an increase in the number of completed shopping sessions by consumers. The increase in shopping sessions resulted from increased consumer traffic due to InsWeb's consumer marketing activities and the addition of a substantial number of online relationships.

        Agency Commissions.    Agency commissions accounted for $772,000, or 3.3%, of total revenues in 2000, compared to $52,000, or 0.2%, in 1999. The increase was primarily due to an increase in carrier participation in our agency program.

        Development and Maintenance Fees.    Development and maintenance fees accounted for $3.6 million, or 15.8%, of total revenues in 2000, compared to $2.7 million, or 12.4% in 1999. The increase in development fees resulted primarily from an increased number of participating insurance companies whose integration with the InsWeb online insurance marketplace became operational during 2000. Maintenance fees increased as a result of the expansion in the number of InsWeb's participating insurance companies. Effective January 1, 2000, InsWeb adopted SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

  Operating Expenses

        Technology.    Technology expenses increased to $22.9 million in 2000 from $17.8 million in 1999. Technology expenses increased in 2000 over 1999, primarily due to the hiring of personnel to support the requirements of InsWeb's growing network of participating insurance companies and online relationships and to design, test and deploy InsWeb's expanding line of product offerings.

        Sales and Marketing.    Sales and marketing expenses increased to $34.0 million in 2000 from $30.4 million in 1999. The increase was due to substantial increases in consumer marketing expenses,

including increased costs and fees associated with new and existing online relationships, costs related to national radio and television campaigns, an increase in sales and marketing personnel and operating costs associated with establishing InsWeb's customer care center to provide additional customer service.

        General and Administrative.    General and administrative expenses increased to $11.2 million in 2000 from $7.6 million in 1999. The increase was primarily due to increased personnel and related costs, and increased office and occupancy costs associated with additional leased office facilities.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased to $1.2 million in 2000 from $3.1 in 1999. This amount was attributable to the write-down of intangible assets recorded in connection with the acquisition of Benelytics.

        Amortization of Stock-based Compensation.    Amortization of stock-based compensation was $912,000 in 2000 compared to $1.3 million in 1999. The decrease was attributable to the reduction in employees in conjunction with InsWeb's restructuring plan.

        Impairment of Long-Lived Assets.    Impairment of long-lived assets was $4.4 million in 2000. In 2000, InsWeb evaluated the recoverability of these assets in connection with its acquisition of Benelytics and determined, as a result of its partnership with eHealthInsurance announced in April 2000, that it would be unlikely to recover the carrying amount. Accordingly, InsWeb recorded a write-down of $4.4 million of goodwill and other intangible assets, including the assembled workforce and contractual relationships.

        Restructuring Charge.    In May 2000, the Board of Directors approved a plan to restructure InsWeb's operations in order to enhance operating efficiencies and to further develop its agency operations. The restructuring plan included the closure of InsWeb's facilities in Redwood City, San Carlos and Westlake Village, California and Bel Air, Maryland, the relocation of InsWeb's entire operations to the Sacramento California area, and the discontinuance of certain strategic initiatives. In 2000, InsWeb recorded a restructuring charge of $2.2 million. The charge consisted of employee separation costs of $1.0 million, asset impairment charges related to closure of its San Carlos facility of $1.3 million, and other exit costs of $895,000, offset by a lease termination fee of $1.0 million received as a result of the termination of a lease on InsWeb's San Carlos facility. The restructuring plan was completed in 2001.

        Separately, InsWeb recorded charges of approximately $4.8 million for the year ended December 31, 2000 for retention agreements with key employees, relocation expenses, and other transition costs. These charges were recorded in technology, sales and marketing, and general and administrative expenses, respectively.

  Interest Expense

        Interest expense in 2000 was $87,000 compared to $1.2 million in 1999. Interest expense in 2000 consisted of interest payments associated with a note payable due to a strategic partner and stockholder incurred in connection with InsWeb's original investment in InsWeb Japan K.K. Interest expenses in 1999 primarily consisted of amounts relating to the outstanding line of credit as well as interest payments related to the note payable entered into in connection with InsWeb's original investment in InsWeb Japan K.K. For additional information on InsWeb's original investment in InsWeb Japan K.K. and current investment in Finance All K.K., see Note 7 of Notes to the Consolidated Financial Statements.

  Interest Income and Other, Net

        Interest income and other, net was $4.4 million in 2000 compared to $3.4 million in 1999. The increase in net interest income and other, net was primarily due to higher average cash and investment balances during 2000 as a result of proceeds received from the issuance of preferred and common stock.

Critical Accounting Policies

        InsWeb's discussion and analysis of its financial condition and results of operations are based on InsWeb's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires InsWeb to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. InsWeb bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. InsWeb believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

        Impairment of Long-Lived Assets.    In assessing the recoverability of InsWeb's long-lived assets, InsWeb must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, InsWeb may have to record additional impairment charges not previously recognized.

        Investment in Equity Securities.    InsWeb holds a minority ownership interest in Finance All K.K., a privately-held corporation (formerly InsWeb Japan K.K.—see Note 7 of Notes to the Consolidated Financial Statements for additional information). InsWeb would record an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of Finance All K.K. could result in losses or an inability to recover the carrying value of the investment that is not currently reflected in the investment's carrying value, thereby possibility requiring an impairment charge in the future.

        Contingencies.    As discussed above, eHealthInsurance has filed suit in U.S. District Court against InsWeb alleging InsWeb's failure to perform its obligations under the linking agreement and a class action lawsuit has been filed that alleges that InsWeb violated certain federal securities laws at the time of its initial public offering. InsWeb is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as the potential range of probable loss. Due to the inherent uncertainties of litigation, InsWeb cannot accurately predict the ultimate outcome of these matters at this time and, therefore, cannot estimate the range of probable loss. InsWeb believes it has meritorious defenses with respect to these claims. However, InsWeb cannot assure that it will prevail in these actions and therefore, a reserve may be required in the future due to new developments in these actions or changes in approach, such as a change in settlement strategy.

Liquidity And Capital Resources

        At December 31, 2001, InsWeb's principal source of liquidity was $35.6 million in cash, cash equivalents and short-term investments. Since inception, InsWeb has financed its operations primarily through the sale of preferred and common stock.

        Net cash used in operating activities was $11.8 million in 2001 compared to $38.3 million in 2000 and $32.3 million in 1999. In each period, the use of cash primarily consisted of InsWeb's operating loss excluding non-cash items. In 2001, the non-cash items included impairment of long-lived assets in the amount of $20.4 million, depreciation and amortization of fixed assets of $5.3 million, amortization of intangible assets of $5.6 million, and loss on disposal of equipment of $663,000. Decreases in deferred revenue offset by decreases in prepaid expenses and other current assets affected cash used in operations in 2001. In 2000, the non-cash items included the impairment of long-lived assets of $4.4 million, depreciation and amortization of fixed assets of $3.6 million, write-down of fixed assets relating to restructuring efforts of $1.3 million, amortization of intangible assets of $1.2 million and amortization of deferred compensation of $900,000. Increases in deposits and other assets, accounts payable and accrued expenses, offset by decreases in accounts receivable, deferred revenue and other liabilities affected cash used in operations in 2000. In 1999, the non-cash items included amortization of intangible assets of $3.1 million, depreciation and amortization of fixed assets of $1.8 million and amortization of stock-based compensation of $1.3 million. Increases in accounts receivable and prepaid expenses and other current assets offset by increases in accounts payable and accrued expenses affected cash used in operations in 1999.

        Net cash provided by investing activities was $3.2 million in 2001 compared to $34.6 million in 2000. Net cash used in investing activities was $74.3 million in 1999. Net cash provided by investing activities in 2001 primarily consisted of net maturities of short-term investments of $5.4 million offset by capital expenditures of $1.6 million. Net cash provided by investing activities in 2000 primarily consisted of net maturities of short-term investments of $42.7 million offset by capital expenditures of $7.5 million. Net cash used in investing activities in 1999 primarily consisted of net purchases of short-term investments of $69.1 million offset by capital expenditures of $5.2 million.

        Net cash used by financing activities was $1.6 million in 2001, and net cash provided by financing activities was $2.8 million in 2000 and $124.0 million in 1999. Net cash used by financing activities in 2001, primarily represented repayments of debt of $1.5 million. Net cash provided by financing activities in 2000 primarily represented proceeds received of $2.8 million from the issuance of common stock pursuant to InsWeb's stock plans. Net cash provided by financing activities in 1999 primarily represented net proceeds of $89.6 million from the issuance of common stock in InsWeb's initial public offering, net proceeds received of $56.3 million from the issuance of preferred stock and proceeds of $1.6 million from the issuance of common stock pursuant to InsWeb's stock plans, offset by repayment of debt of $23.8 million.

        As of December 31, 2001, InsWeb had the following contractual commitments (in thousands):

	Total	2002	2003	2004	2005	2006	Thereafter
Long-term marketing commitment with Intuit(1)	$18,000	$3,000	$4,000	$5,000	$6,000	$—	$—
Operating leases	25,705	3,406	3,360	3,356	3,257	3,391	8,935
Other marketing commitments	867	700	167	—	—	—	—
Promissory note due to Stockholder	1,145	1,145	—	—	—	—	—

	$45,717	$8,251	$7,527	$8,356	$9,257	$3,391	$8,935

(1)
Future fixed payments due to Intuit in connection with the original license and distribution agreement. This agreement was amended on March 28, 2002. Under the amended agreement, InsWeb will not pay fixed payments to Intuit after May 31, 2003. Effective November 1, 2003 InsWeb will pay Intuit a portion of the transaction fees from the Intuit internet traffic. The effect of this amendment was to reduce commitments in 2003 by $2.0 million, 2004 by $5.0 million and 2005 by $6.0 million.

        InsWeb currently anticipates that its cash, cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Although InsWeb does not anticipate the need for additional financing, InsWeb nevertheless may need additional funds to meet all of InsWeb's anticipated operating needs, or to expand business internally or through acquisition. InsWeb cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, its business could be materially harmed. If additional funds were raised through the issuance of equity securities, the percentage ownership of InsWeb's then-current stockholders would be reduced.

Recent Accounting Pronouncements

        Effective January 1, 2001, InsWeb adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS 133 in 2001 did not affect InsWeb's financial condition, results of operations or cash flows.

        Effective July 1, 2001, InsWeb adopted SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 prohibits the use of the pooling-of-interests method for business combinations. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangibles Assets" ("SFAS 142"), which InsWeb adopted January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if indications of possible impairment exist, for impairment. The adoption of SFAS 141 and SFAS 142 did not affect InsWeb's financial condition, results of operations or cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides guidance for accounting and reporting for the impairment or disposal of long-lived assets. InsWeb adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not affect InsWeb's financial condition, results of operations or cash flows.

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

        Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur significant operating losses for the foreseeable future. We incurred operating losses of $46.0 million for the year ended December 31, 2001, $53.6 million for the year ended December 31, 2000, and $38.4 million for the year ended December 31, 1999. As of December 31, 2001, our accumulated deficit was $170.2 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

        Automobile insurance accounted for approximately 67% of our transaction revenues in 2001, approximately 69% in 2000 and approximately 78% in 1999. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

If we are unable to promote our brand and expand our brand recognition, our ability to draw consumers to our website will be limited

        A growing number of websites offer services that are similar to and competitive with the services offered on our online insurance marketplace. Therefore, a positive recognition of our brand is critical to attracting additional consumers to our website, strengthening our relationships with participating insurance companies and attracting new insurance companies. In order to attract and retain consumers and insurance companies and to promote and maintain our brand, through the first quarter of 2000, we increased our financial commitment to creating and maintaining prominent brand awareness. Beginning in the second quarter of 2000, our consumer marketing program has been reduced and our radio and television marketing campaigns have been discontinued. Our current marketing program consists of the maintenance of certain network online relationships and other selective cost effective marketing campaigns, designed to maintain consumer awareness of InsWeb and our online insurance marketplace. If our marketing efforts do not generate a corresponding increase in revenues or we otherwise fail to successfully promote our brand, or if these efforts require excessive expenditures, our business will be harmed. Moreover, if visitors to our website do not perceive our existing services or the products and services of our participating insurance companies to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be harmed.

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

Because a limited number of customers account for a majority of our revenues, the loss of a single customer relationship could result in a substantial drop in our revenues

        Revenues from Amica, GE Financial Assurance and AIG accounted for approximately 11%, 11%, and 10%, respectively, of our revenues in 2001. Revenues from State Farm, AIG, and GE Financial Assurance accounted for approximately 14%, 11% and 9%, respectively, of our revenues in 2000, and revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues in 1999. In May 2000, State Farm discontinued participating in InsWeb's marketplaces for automobile, term life, homeowners, condominium and renters insurance. As a result of State Farm's withdrawal, revenues for the second quarter of 2000 from State Farm declined to approximately 15% of total revenues, and no revenue from State Farm has subsequently been recognized. Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. Although InsWeb continually seeks new carriers to participate in the online marketplace, we may be unable to add any new carriers.

In most jurisdictions, we rely on the participation of a limited number of insurance companies on our online marketplace, and the loss of any of these insurance companies could make our online marketplace less attractive to consumers

        Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with a significant number of insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from one to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only three or fewer insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. At December 31, 2001, there were 17 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. No automobile insurance quotes are available in New Jersey, and as of December 31, 2001, there was one jurisdiction in which only one insurance company is offering automobile quotes on our online marketplace. If any insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be greatly diminished.

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

We may have difficulty integrating new insurance companies into our online marketplace or agency operations, which could harm our ability to offer improved comparison shopping opportunities and thus limit the attractiveness of our service to consumers

        Integration of an insurance company into our online marketplace requires a significant commitment of time and resources on our part and on the part of the insurance company, and is a technologically difficult process. This integration process typically takes from three to six months to complete and typically requires us to expend between 160 and 2,000 man-hours. To develop company-sponsored quotes for consumers, the integration requires either the development of a customized interface with the carrier's own rating system, accessing a third-party rating engine of the carrier's choice, or adding the carrier's rating information into InsWeb's proprietary rating engines. Though integration into our agency operations may require fewer resources to implement than integration of an insurance company into our online marketplace, potential participating insurance companies may not be willing to invest the time and resources necessary to achieve this integration, or we may not be able to overcome the technological difficulties associated with, or devote the time and resources necessary to, successfully integrate the insurance company into our online marketplace or our agency operations.

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

The outcome and impact of litigation with our former health insurance provider is uncertain

        In February 2001, InsWeb temporarily suspended its online health insurance quoting services due to the decision by eHealthInsurance, formerly InsWeb's exclusive provider of online health insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small-group health and Medicare supplement insurance quotes to InsWeb's users through a co-branded website. In February 2001, eHealthInsurance disabled the co-branded website and filed suit in the U.S. District Court for the Northern District of California alleging InsWeb's failure to perform its obligations under the agreement. In March 2001, eHealthinsurance amended its suit to add allegations that InsWeb interfered with its business relationships. The complaint as amended seeks unspecified compensatory and punitive damages. InsWeb filed a counterclaim in March 2001 alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb's business. The outcome of the lawsuit is uncertain. Even if InsWeb is successful in its counterclaim and receives a significant judgment at trial, it may be difficult to collect. Moreover, our business would be harmed if a significant portion of our assets would have to be used to satisfy an adverse judgment, and an adverse judgment could damage our reputation and make it more difficult to maintain or expand our business relationships. Although InsWeb maintains customary types of insurance, these policies may not provide adequate coverage for the types of claims asserted by eHealthInsurance.

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

        We have entered into significant marketing arrangements with Yahoo! Inc. and MSN and AOL. For the years ended December 31, 2001, 2000 and 1999, we received approximately 32.2%, 24.5% and 10.1% of our website traffic from these online relationships, respectively. Although we are not able to determine the revenue attributed to each of these relationships with precision, we estimate that traffic from these relationships accounted for 7.8%, 17.2% and 2.7% of our revenues for the year ended December 31, 2001, respectively. In January 2001 we entered into an agreement with Intuit, Inc by which InsWeb will serve as the exclusive aggregator of online consumer insurance services for Quicken.com®, QuickenInsurance and certain Quicken consumer desktop products. We did not renew our agreement with MSN for 2002, and our status as exclusive provider to Yahoo! and AOL was converted to non-exclusive, effective November 1, 2001 and January 1, 2002 respectively. Our ability to increase our revenues will depend, in part, on our ability to generate increased traffic to our website that we expect to generate through these significant online relationships.

        Most of our relationships with online companies, excluding Yahoo!, MSN, Lycos, AOL, and these agreements, are terminable by either party on 30 to 90 days' notice. We may not be able to negotiate or renew marketing agreements with online companies on terms that are acceptable to us. The termination, non-renewal or renewal on unfavorable terms of a relationship from which we generate significant traffic to our website would harm our business. If the recent trend of failing online companies continues, the traffic currently being received as well as the ability to attract new consumer traffic to our site could be harmed. Additionally, an online company's failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we receive at our site, harming our business.

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

The Gramm-Leach-Bliley Act may alter the traditional structure of insurance regulation and impose new or additional legal requirements on our business

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

Our facilities and systems are vulnerable to natural disasters and other unexpected losses, and we may not have adequate insurance to cover such losses

        Our computer hardware operations are located in leased facilities in Gold River, California. A full backup system is maintained by a third-party service provider located in Rancho Cordova, California. If both of these locations experienced a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, power loss, telecommunications failures, break-ins, natural disasters and similar events. If we seek to replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

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

Because of intense competition for personnel, we may not be able to recruit or retain necessary personnel, which could slow the process of adding new insurance companies to our website or otherwise harm our business

        Our future success depends on our continuing ability to attract, retain and motivate highly skilled employees, particularly with respect to technology development and implementation, including integration of insurance companies into our online marketplace. If we are not able to attract and retain new personnel, particularly within our technology development and implementation team, our business will be harmed. The implementation of new insurance companies on our site is a technologically complex and labor-intensive process. Accordingly, any difficulty we face in attracting and retaining talented development and implementation personnel could slow the process of adding new insurance companies to our online marketplace and therefore limit our ability to increase the attractiveness of our services to consumers. As competition for personnel is intense, we may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we may experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

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

        The table below represents carrying amounts and related weighted-average interest rates by year of maturity of InsWeb's investment portfolio at December 31, 2001:

(in thousands, except interest rates)
Cash equivalents	$11,947
Average interest rate	1.79%
Short-term investments	$20,936
Average interest rate	2.34%
Total investment securities	$32,883
Average interest rate	2.12%

        InsWeb's revenue and capital spending is transacted in U.S. dollars. InsWeb's investment in Finance All K.K. and the note payable to a strategic partner and stockholder is denominated in Japanese Yen. InsWeb has not engaged in hedging transactions to reduce its exposure to fluctuations that may arise from changes in foreign exchange rates. Based on InsWeb's overall currency rate exposure at December 31, 2001, a near-term 10% appreciation or depreciation would have an immaterial affect on InsWeb's financial condition, operating results or cash flows.

Item 8. Consolidated Financial Statements and Supplementary Data.

        The Reports of Ernst & Young LLP, Independent Auditors and PricewaterhouseCoopers LLP, Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages F-1 to F-30.

INSWEB CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of
InsWeb Corporation

        We have audited the consolidated balance sheet of InsWeb Corporation as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of InsWeb Corporation for the years ended December 31, 2000 and 1999, were audited by other auditors whose report dated January 31, 2001, expressed an unqualified opinion on those statements and included an explanatory paragraph that describes a change in the Company's revenue recognition policies to apply the accounting and disclosure provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as discussed in Note 3 to these financial statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of InsWeb Corporation at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/  ERNST & YOUNG LLP

Sacramento, California
January 25, 2002,
except for Note 19, as to which the date is
March 28, 2002

Report of PricewaterhouseCoopers LLP, Independent Accountants

To the Board of Directors and Stockholders of
InsWeb Corporation

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of InsWeb Corporation and Subsidiaries (InsWeb) at December 31, 2000, and the results of their operations and of their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of InsWeb's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Sacramento, California
January 31, 2001

INSWEB CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share amounts)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$14,627	$24,795
Short-term investments	20,936	26,331
Accounts receivable, net of allowances of $167 and $135	2,672	2,935
Prepaid expenses and other current assets	1,169	3,852

Total current assets	39,404	57,913
Property and equipment, net	3,798	8,666
Prepaid marketing costs	6,020	—
Investment in Finance All K.K.	1,591	1,908
Deposits and other assets	3,529	4,521

Total assets	$54,342	$73,008

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$902	$1,010
Accrued expenses	3,510	2,122
Deferred revenue	1,156	3,124
Marketing commitment with stockholder, current portion	2,026	—
Payable to stockholder, current portion	1,145	—

Total current liabilities	8,739	6,256

Long-term marketing commitment with stockholder	13,490	—
Payable to stockholder	—	1,312
Other liabilities	341	1,556

Total liabilities	22,570	9,124

Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2001 and 2000	—	—
Common stock, $0.001 par value. Authorized: 25,000; 7,067 shares issued and 7,030 shares outstanding at 2001 and 5,879 shares issued and outstanding at 2000	7	6
Paid-in capital	202,248	189,385
Treasury stock, 37 shares at 2001 and none at 2000.	(204)	—
Deferred stock compensation	—	(309)
Accumulated other comprehensive income (loss)	(95)	60
Accumulated deficit	(170,184)	(125,258)

Total stockholders' equity	31,772	63,884

Total liabilities and stockholders' equity	$54,342	$73,008

See accompanying notes.

INSWEB CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

	Years Ended December 31,
	2001	2000	1999
Revenues:
Transaction fees	$21,342	$18,789	$19,095
Agency commissions	1,634	772	52
Development and maintenance fees	1,880	3,649	2,694

Total revenues	24,856	23,210	21,841

Operating expenses:
Technology	14,041	22,890	17,778
Sales and marketing	28,821	34,020	30,413
General and administrative	7,345	11,207	7,631
Amortization of intangible assets	—	1,150	3,129
Amortization of stock-based compensation	256	912	1,272
Impairment of long-lived assets	18,519	4,418	—
Restructuring charge	1,843	2,167	—

Total operating expenses	70,825	76,764	60,223

Loss from operations	(45,969)	(53,554)	(38,382)
Interest expense	(1,043)	(87)	(1,229)
Interest income and other, net	2,086	4,429	3,410

Loss before cumulative effect of a change in accounting principle	(44,926)	(49,212)	(36,201)
Cumulative effect of a change in accounting principle	—	(1,635)	—

Net loss	$(44,926)	$(50,847)	$(36,201)

Loss per share before cumulative effect of a change in accounting principle	$(6.45)	$(8.40)	$(9.10)
Cumulative effect of a change in accounting principle per share	—	(0.28)	—

Net loss per share—basic and diluted	$(6.45)	$(8.68)	$(9.10)

Weighted average shares used in computing net loss per share — basic and diluted	6,969	5,857	3,977

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands except per share amounts)

	Convertible Preferred Stock
			Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Paid-in Capital			Deferred Stock Compensation		Accumulated Deficit
	Shares	Amount	Shares	Amount		Shares	Amount				Total
Balances, December 31, 1998	633	$1	2,657	$3	$59,489	—	$—	$(1,813)	$113	$(38,210)	$19,583
Issuance of preferred stock for cash and receivable, net of $71 in issuance costs	186	—	—	—	34,929	—	—	—	—	—	34,929
Issuance of common stock for cash	—	—	5	—	297	—	—	—	—	—	297
Issuance of common stock in initial public offerings, net	—	—	959	1	89,553	—	—	—	—	—	89,554
Conversion of preferred shares of common shares related to initial public offering	(819)	(1)	2,048	2	(1)	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	2,347	—	—	(2,347)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	1,272	—	—	1,272
Exercise of stock options	—	—	122	—	1,638	—	—	—	—	—	1,638
Comprehensive income (loss):	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	155	—	155
Change in unrealized gain/loss on investments	—	—	—	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	—	—	—	(36,201)	(36,201)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(36,088)

Balances, December 31, 1999	—	—	5,791	6	188,252	—	—	(2,888)	226	(74,411)	111,185
Issuance of shares through employee stock purchase plan	—	—	17	—	940	—	—	—	—	—	940
Reversal of previously recorded deferred stock compensation	—	—	—	—	(1,667)	—	—	1,667	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	912	—	—	912
Exercise of stock options	—	—	71	—	1,860	—	—	—	—	—	1,860
Comprehensive income (loss):	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(201)	—	(201)
Change in unrealized gain/loss on investments	—	—	—	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	—	—	—	(50,847)	(50,847)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(51,013)

Balances, December 31, 2000	—	—	5,879	6	189,385	—	—	(309)	60	(125,258)	63,884
Issuance of shares through employee stock purchase plan	—	—	18	—	94	—	—	—	—	—	94
Reversal of previously recorded deferred stock compensation	—	—	—	—	(53)	—	—	53	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	256	—	—	256
Issuance of common stock warrants in connection with a service agreement	—	—	—	—	276	—	—	—	—	—	276
Shares issued in connection with purchase of Intuit assets	—	—	1,170	1	12,546	—	—	—	—	—	12,547
Shares repurchased	—	—	—	—	—	(37)	(204)	—	—	—	(204)
Comprehensive income (loss):	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(165)	—	(165)
Change in unrealized gain on investments	—	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	—	(44,926)	(44,926)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(45,081)

Balances, December 31, 2001	—	$—	7,067	$7	$202,248	(37)	$(204)	$—	$(95)	$(170,184)	$31,772

See accompanying notes.

INSWEB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(44,926)	$(50,847)	$(36,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets and restructuring	20,362	5,687	—
Amortization of intangible assets and prepaid marketing costs	5,578	1,150	3,129
Depreciation and amortization	5,288	3,631	1,813
Loss on disposal of equipment	663	41	3
Amortization of stock-based compensation	256	912	1,272
Issuance of common stock warrants in connection with a service agreement	276	—	—
Foreign currency translation (gain) loss on note payable to stockholder	(97)	(152)	158
Equity loss from investment in InsWeb Japan K.K.	81	48	12
Cumulative effect of a change in accounting principle	—	1,635	—
Net changes in operating assets and liabilities:
Accounts receivable	263	1,333	(3,076)
Prepaid expenses and other current assets	2,683	(878)	(2,320)
Deposits and other assets	291	(1,384)	(544)
Accounts payable	(303)	(1,098)	1,140
Accrued expenses	388	(1,036)	2,045
Deferred revenue	(1,968)	1,306	(44)
Other liabilities	(623)	1,373	269

Net cash used in operating activities	(11,788)	(38,279)	(32,344)

Cash flows from investing activities:
Redemptions of short term investments	38,967	103,220	—
Purchases of short term investments	(33,562)	(60,475)	(69,084)
Proceeds from sale of property and equipment	—	16	15
Purchases of property and equipment and website development costs	(1,621)	(7,468)	(5,190)
Acquisition costs relating to assets purchased from Intuit	(548)	—	—
Investment in InsWeb Japan K.K.	—	(708)	—

Net cash provided by (used in) investing activities	3,236	34,585	(74,259)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	—	56,280
Proceeds from initial public offering of common stock, net	—	—	89,555
Proceeds from issuance of common stock	—	—	297
Proceeds from issuance of common stock through stock plans	94	2,800	1,638
Repurchase of common stock	(204)	—	—
Payments on marketing commitment	(1,506)	—	—
Payment of amounts due to stockholder	—	—	(4,500)
Payment of note payable to officer	—	—	(25)
Payments on line of credit from affiliate	—	—	(19,290)

Net cash (used in) provided by financing activities	(1,616)	2,800	123,955

Net (decrease) increase in cash and cash equivalents	(10,168)	(894)	17,352
Cash and cash equivalents, beginning of year	24,795	25,689	8,337

Cash and cash equivalents, end of year	$14,627	$24,795	$25,689

Cash paid during the period for interest	$1,043	$87	$1,229

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for Intuit assets	$12,547	$—	$—

Payable to stockholder for Intuit assets	$17,022	$—	$—

Deferred stock compensation from issuance of options	$—	$—	$2,347

Proceeds from sale of a portion of investment in InsWeb Japan K.K. to reduce note payable to stockholder	$—	$—	$783

Conversion of preferred stock to common stock	$—	$—	$1

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share amounts)

1.    Business of InsWeb

        InsWeb Corporation operates an online insurance marketplace that enables consumers to comparison shop online and obtain insurance company-sponsored quotes for a variety of insurance products, including automobile, term life and homeowners. InsWeb's marketplace electronically matches consumers and insurance companies. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace. InsWeb's marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes for actual coverage and to purchase automobile insurance coverage through InsWeb's insurance agency. Management believes that InsWeb provides insurance companies with pre-qualified consumers at substantially lower acquisition costs, as well as the scalable, cost-efficient distribution capabilities of InsWeb's Internet-based model.

        InsWeb is subject to all of the risks inherent in an early stage business in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, a limited operating history, limited management resources, dependence upon consumer acceptance of the Internet, Internet related security risks, the changing nature of the electronic commerce industry, and variations in consumer traffic and insurance company participation. Due to the foregoing factors, InsWeb's future operating results may be materially affected.

2.    Summary of Significant Accounting Policies

  Basis of presentation

        The consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiary, InsWeb Insurance Services, Inc. ("InsWeb" or the "Company"). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

  Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash, cash equivalents and short-term investments

        InsWeb considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Investments with original maturities greater than three months but less than one year are classified as short-term investments.

        Cash and cash equivalents are stated at cost, which approximates their fair value, given the relatively short duration of the underlying securities. Cash and cash equivalents consist of the following:

	December 31,
	2001	2000
Cash	$2,680	$1,155
Money market funds	2,215	5,966
Taxable municipal securities	—	2,200
Commercial paper	9,732	15,474

	$14,627	$24,795

        InsWeb accounts for its short-term investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires the classification of investments in debt and equity securities with readily determinable fair values as "held-to-maturity," "available-for-sale," or "trading." Management determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when InsWeb has the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value based on quoted market prices, with unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders' equity. The cost of securities sold is based on the specific identification method.

        InsWeb's investment portfolio consists of the following:

	December 31,
	2001	2000
Available-for-sale:
Certificates of deposit	$3,444	$4,000
Commercial paper	11,975	19,014
Taxable municipal securities	14,014	16,000
Corporate bonds	1,235	—
Held-to-maturity:
U.S. Agency securities	—	4,991

	$30,668	$44,005

	December 31,
	2001	2000
Cash equivalents	$9,732	$17,674
Short-term investments	20,936	26,331

	$30,668	$44,005

        At December 31, 2001 and 2000, the carrying value of available-for sale securities are shown net of gross unrealized gains (losses) of $3 and $(7), respectively, which are included as a component of stockholders' equity, and are attributable to InsWeb's investments in commercial paper and other debt securities. At December 31, 2001, the contractual maturities of InsWeb's investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

  Revenue recognition

        The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

        Transaction fee revenue from qualified consumer leads is recognized when such lead is delivered to an insurance company customer. Transaction fees that are contingent on the delivery of certain minimum clickthroughs are deferred until all contingencies have been met.

        Agency commissions revenue is based on a percentage of the insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent. Agency commissions revenue is recognized on the effective date of the policy, less an estimate for early cancellations of the underlying insurance policies. InsWeb is also entitled to a commission when the insurance policy is renewed.

        Prior to January 1, 2000, InsWeb recognized development fee revenue from the design and development of customized interfaces when the development work was completed and the insurance company's integration with InsWeb's site became operational (the "Live Date"). Since the adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was effective January 1, 2000 and is discussed further in Note 3, InsWeb had continued to defer development fee revenue until the Live Date but now recognizes such development fee revenue ratably over the estimated life of the carrier relationship, typically three years. Maintenance revenue is recognized ratably over the term of the customer agreement. Deferred revenue represents prepayment for services to be rendered in the future.

  Website development costs

        Effective July 1, 2000, InsWeb adopted the provisions of Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which provides guidance on accounting for costs incurred to develop, enhance, and upgrade a website. During the year ended December 31, 2001 and 2000, InsWeb capitalized $831 and $1,245 in such costs and recorded amortization of $1,517 and $42. All other development costs, not qualifying for capitalization under EITF Issue No. 00-2, are expensed as incurred. Capitalized costs are amortized over the estimated useful life of the related upgrade and enhancement, generally two years.

  Online marketing fees

        InsWeb enters into marketing agreements which require InsWeb to pay the participating online company a portion of the resulting transaction fees and in some cases a fixed fee. Such fees are expensed in the period the related qualified consumer lead is delivered to an insurance company customer. Fixed fee payments are capitalized and expensed on a straight-line basis over the term of the agreement, or ratably based on delivery of the specified consumer traffic targets, whichever method results in a greater expense. Payments based on per unit transactions are expensed in the period in which the consumer traffic occurred and are included as a component of sales and marketing expense.

  Direct marketing expenses

        Costs related to advertising and promotions of products are charged to sales and marketing expense as incurred. Direct marketing charged to expense for the years ended December 31, 2001, 2000 and 1999 were $16,664, $24,168, and $21,209, respectively.

  Property and equipment and other long-lived assets

        Property and equipment are stated at cost less accumulated depreciation. Depreciation on computer and office equipment, furniture and fixtures and purchased software is calculated using the straight-line method over the estimated useful lives of the assets, generally two to five years. Amortization on leasehold improvements is calculated using the straight-line method over the estimated useful lives of the improvements or the remaining life of the lease, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

        Intangible assets are reported at cost net of accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the related assets.

        InsWeb evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires the recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds fair value. InsWeb assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. InsWeb adopted the provisions of Statement of Financial Accounting No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002.

  Deposits and other assets

        Deposits and other assets include payments made by InsWeb to collateralize certain lease commitments and cash received by InsWeb to collateralize certain sub lease agreements.

  Foreign currency transactions

        The promissory note payable to a strategic partner and stockholder is translated from Japanese yen into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation." Accordingly, it is translated at the current exchange rate as of the applicable balance sheet date and the resulting foreign currency gain (loss) is included in the consolidated statements of operations. See further discussion of InsWeb's investment in Finance All K.K. in Note 7.

        In March 2001, the Company exchanged its equity interest in InsWeb Japan K.K. for a non-controlling interest in Finance All K.K. Through the date of the exchange, the Company translated its investment in InsWeb Japan K.K. at the applicable balance sheet rate and recorded the resulting translation adjustment in accumulated other comprehensive income (loss), a separate component of stockholders' equity. After the exchange, the Company revalues its investment in Finance All K.K. at the applicable balance sheet rate and the resulting foreign currency gain (loss) is included in the consolidated statement of operations as a component of interest and other income, net. In 2001, the foreign currency gain was $97.

  Concentration of credit risk

        Financial instruments which potentially subject InsWeb to concentration of credit risk, as defined by Statement of Financial Accounting Standard No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist principally of cash, cash equivalents, short-term investments and accounts receivable. InsWeb deposits its cash and cash equivalents with various domestic financial institutions. Such deposits may exceed federal deposit insurance limits.

        InsWeb's short-term investments consist of diversified investment grade securities. InsWeb's investment policy limits the amount of credit exposure to investments in any one issue, and InsWeb believes no significant concentration of credit risk exists with respect to these investments.

        InsWeb's customer base is dispersed across many different geographic areas, and most customers are in a single industry in the United States. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact InsWeb's overall credit risk. InsWeb performs ongoing credit evaluations of its customers and generally does not require collateral. InsWeb reviews the need for allowances for potential credit losses, and reserves for potential credit losses are maintained.

  Significant customers

        For the year ended December 31, 2001, three customers (Amica, GE Financial Assurance and AIG) accounted for 11%, 11%, and 10% of total revenues, respectively. For the year ended December 31, 2000, two customers (State Farm and AIG) accounted for 14% and 11% of total revenues, respectively. For the year ended December 31, 1999, three customers (State Farm, AIG and American Family) accounted for 31%, 11% and 11% of total revenues, respectively. At December 31, 2001, one customer accounted for 25% of accounts receivable. At December 31, 2000, two customers accounted for 19% and 19% of accounts receivable, respectively.

  Reverse stock split

        In December 2001, InsWeb effected a reverse stock split in the ratio of 1-for-6 of its common stock. All share and per share common amounts in the accompanying consolidated financial statements have been retroactively restated to give effect to the reverse-stock split for all periods presented.

  Earnings per share

        Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if preferred stock had been converted and stock options and warrants had been exercised. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effect is antidilutive. See Note 14.

  Other comprehensive income(loss)

        Other comprehensive income (loss) includes primarily foreign currency translation adjustments and unrealized gains (losses) on investments.

  Stock-based compensation

        InsWeb accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of InsWeb's stock and the exercise price of the option on the measurement date, which is typically the date of grant.

        InsWeb accounts for options granted to non-employees in accordance with the provisions of Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services." Under these provisions, options are recorded at their estimated fair value on the measurement date.

  Segment information

        InsWeb operates in one segment, business-to-consumer electronic insurance services. InsWeb markets its online marketplace in the United States. The Chief Executive Officer has been identified as the Chief Operating Decision Maker ("CODM") because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about any material individual component of InsWeb's operations.

  Recent accounting pronouncements

        Effective January 1, 2001, InsWeb adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS 133 in 2001 did not affect InsWeb's financial condition, results of operations or cash flows.

        Effective July 1, 2001, InsWeb adopted SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 prohibits the use of the pooling-of interest method for business combinations. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Other Intangibles

Assets" ("SFAS 142"), which InsWeb adopted January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if indications of possible impairment exist, for impairment. The adoption of SFAS 141 and SFAS 142 did not affect InsWeb's financial condition, results of operations or cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides guidance for accounting and reporting for the impairment or disposal of long-lived assets. InsWeb adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not affect InsWeb's financial condition, results of operations or cash flows.

  Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Change in Accounting Principle

        Effective January 1, 2000, InsWeb changed its revenue recognition policy for set-up fees, which are included in development and maintenance fees, to comply with SAB 101. Prior to adoption of SAB 101, InsWeb recognized revenue from development fees received from a participating insurance carrier when that carrier's integration with the InsWeb site became operational (the "Live Date") on InsWeb's marketplace. Subsequent to the adoption of SAB 101, while InsWeb continues to defer development fee revenue until the Live Date, it has changed its revenue recognition policy from full recognition at the Live Date to recognizing the revenue ratably over the estimated life of the carrier relationship, typically three years. This accounting change resulted in a cumulative effect of a change in accounting principle, for years prior to 2000, of $1,635, which is reflected in the results for the year ended December 31, 2000. During the years ended December 31, 2001 and 2000, $508 and $981 of the cumulative effect for years prior to 2000, was recognized as revenue, respectively.

        For 1999, pro forma total revenues was $20,847, pro forma net loss was $27,195 and pro forma net loss per share (basic and diluted) was $9.35 per share.

4.    Prepaid Expenses and Other Current Assets

        Prepaid expenses and other assets consist of the following:

	December 31,
	2001	2000
Prepaid marketing fees	$510	$2,740
Prepaid insurance	419	512
Interest receivable	—	362
Other	240	238

	$1,169	$3,852

5.    Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2001	2000
Computer and office equipment	$5,897	$5,799
Furniture and fixtures	1,200	1,885
Leasehold improvements	1,663	2,619
Purchased software	2,729	3,973
Construction in progress	—	595

	11,489	14,871
Less accumulated depreciation	(7,691)	(6,205)

	$3,798	$8,666

        Depreciation expense was $3,771, $3,589 and $1,813 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.    Deposits and Other Assets

        Deposits and other assets consist of the following:

	December 31,
	2001	2000
Capitalized website development costs, net	$517	$1,203
Restricted lease cash security deposits	1,105	1,000
Sub-lease deposits	1,750	1,769
Other	157	549

	$3,529	$4,521

7.    Finance All K.K. (formerly InsWeb Japan K.K.)

        In 1998, InsWeb entered into an agreement with a strategic partner and stockholder to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The venture was carried out exclusively through InsWeb Japan K.K., a Japanese corporation, in which InsWeb owned an equity interest. In conjunction with this agreement, InsWeb also entered into an agreement in August 1999 to provide consulting and hosting services to assist InsWeb Japan K.K. in developing its Internet strategy. For the year ended December 31, 2000, $1,414 was billed under this contract and included in development and maintenance fees. No such services were provided for the years ended December 31, 2001 and 1999. At December 31, 2001 and 2000, no amounts were due from InsWeb Japan K.K. Although this consulting and hosting services agreement has not been terminated, InsWeb does not expect to provide such services to InsWeb Japan K.K. in the future.

        InsWeb's initial interest in InsWeb Japan K.K. was purchased in exchange for a promissory note payable to a stockholder. The promissory note is payable in Japanese yen and accrues interest at 5% per annum, which is payable quarterly. The promissory note, together with all accrued and unpaid interest, is due and payable on December 15, 2002. Interest expense related to this note for the years ended December 31, 2001, 2000 and 1999, were $65, $70 and $43, respectively. As of December 31, 2001 and 2000, $1,145 and $1,312 were outstanding under this promissory note, respectively.

        In 1999, InsWeb sold a portion of its interest in InsWeb Japan K.K. to a stockholder for $783. As a result of this sale, InsWeb's interest in InsWeb Japan K.K. decreased from 40% to 25%. InsWeb used the proceeds from the sale to partially repay the promissory note due to the stockholder. In 2000, InsWeb invested an additional $708 as part of an additional sale of capital stock by InsWeb Japan K.K. As a result of this additional investment, InsWeb maintained its 25% interest in InsWeb Japan K.K.

        In 2001, InsWeb and other investors entered into an agreement pursuant to which a new privately-held holding company, Finance All K.K., controls InsWeb Japan K.K. and two other Internet companies in which InsWeb does not hold a financial interest (the "Reorganization"). The purpose of the Reorganization was to create a holding company that will collectively create an online financial marketplace consisting of various business-to-consumer financial services. The online market place will provide services in the insurance, consumer loan, and home loan (mortgage) marketplace in Japan and the Republic of Korea. In exchange for its shares in InsWeb Japan K.K., InsWeb acquired a 14% ownership interest in Finance All K.K. and was also granted the right to designate a member of the Board of Finance All K.K. However, this Board position does not allow InsWeb to exercise significant influence over the policies with the respect to the operations of Finance All K.K. Furthermore, InsWeb is not required to fund any losses or guarantee any indebtedness of Finance All K.K.

        InsWeb's investment interest in Finance All K.K. is being accounted for under the cost method. Prior to the Reorganization, InsWeb accounted for its investment in InsWeb Japan K.K. under the equity method. InsWeb's proportionate share of InsWeb Finance All K.K. net losses are included as a component of interest income and other, net. It is not practical to estimate the fair value of InsWeb's investment in Finance All K.K. because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The carrying value at December 31, 2001 represents InsWeb's cost less its proportionate share of InsWeb Japan K.K.'s losses through the date of the Reorganization. At December 31, 2001, management believes the carrying value is not impaired.

8.    Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2001	2000
Accrued employee compensation	$808	$713
Employee stock purchase plan	54	50
Accrued retention bonuses	—	1,064
Accrued fee sharing	452	207
Security deposit on sublease	1,125	—
Restructuring	1,000	86
Other	71	2

	$3,510	$2,122

9.    Restructuring

        In 2000, the Board of Directors approved a plan to restructure InsWeb's operations in order to enhance operating efficiencies and to further develop its agency operations. The restructuring plan included the closure of InsWeb's facilities in Redwood City, San Carlos and Westlake Village, California and Bel Air, Maryland, the relocation of InsWeb's entire operations to the Sacramento, California area, and the discontinuance of certain strategic initiatives. In 2001, InsWeb recorded an additional restructuring charge of $1,843 to write-down certain leasehold improvements to their net realizable value and to establish a reserve for future lease payment obligations relating to previously exited facilities. The restructuring plan was completed in 2001. Details of the restructuring charge are as follows:

	Employee Termination Benefits	Write-down of Property, Plant and Equipment	Other	Total
Total restructuring charge	$1,003	$1,269	$(105)	$2,167
Write-down of assets to net realizable value	—	(1,269)	—	(1,269)
Lease termination fee received	—	—	1,000	1,000
Cash payments	(1,003)	—	(809)	(1,812)

Restructuring accrual as of December 31, 2000	—	—	86	86
Cash payments	—	—	(86)	(86)

Additional restructuring charge	—	843	1,000	1,843
Write-down of assets to net realizable value	—	(843)	—	(843)

Restructuring accrual as of December 31, 2001	$—	$—	$1,000	$1,000

        Separately, InsWeb recorded charges for the year ended December 31, 2000 of approximately $4,806 for retention agreements with key employees, relocation expenses, and other transition costs. InsWeb incurred an additional charge of $1,819 in retention, relocation and other transition costs through the completion of the restructuring plan in early 2001. These charges were recorded in technology, sales and marketing, and general and administrative expenses, respectively.

10.    Acquisition of Intuit Insurance Services

        In January 2001, InsWeb acquired from Intuit Inc. ("Intuit") certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly owned subsidiary of Intuit. InsWeb did not acquire any of Intuit's revenue producing relationships with insurance carriers; however, InsWeb acquired the right to be assigned all Internet traffic from the licensing agreements that Intuit had previously negotiated with its strategic partners.

        In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement, under which Intuit and InsWeb granted one another licenses to create links between their respective websites in order to create and operate a co-branded insurance center. This agreement also provides that InsWeb will be the exclusive aggregator of online consumer insurance services for Quicken.com, an Intuit website. The original agreement required InsWeb to pay Intuit fixed fees totaling $20,500 plus additional amounts associated with consumers linking from the Quicken.com website over the five year term of the agreement for Internet traffic in excess of certain minimums to the InsWeb co-branded insurance center. Intuit has also agreed to a not-to-compete covenant for a period of five years.

        The total purchase cost of approximately $30,117 was comprised of 1,170,000 shares of InsWeb's common stock with a fair value at date of issuance of $12,547, long-term marketing commitments of $17,022 which represents the present value of the fixed fees due over the term of the license and distribution agreement, and other acquisition related expenses of $548 consisting primarily of payments to a financial advisor. InsWeb recorded a noncurrent asset of $17,022 for prepaid marketing costs and an intangible asset of $13,095 relating to the beneficial terms of the license and marketing agreement. The fair value of the intangible asset was estimated based on the expected Internet traffic to be received from Intuit by InsWeb. These assets being are amortized over the five-year term of the license and distribution agreement. Amortization of these assets is included as a component of sales and marketing expense.

        Subsequent to the acquisition date, as a result of significantly lower than anticipated traffic levels, InsWeb reassessed the recoverability of the assets recorded in connection with the purchase, by comparing the estimated future undiscounted cash flows expected to be generated relating to these assets to their carrying amounts. Based on this evaluation, InsWeb determined that assets with a carrying amount of $24,539 were impaired and recorded an impairment charge of $18,519 in the fourth quarter of 2001 as the carrying value of these assets was in excess of fair value. The fair value of the acquired assets was based on estimated future cash flows to be generated from the license and distribution agreement, discounted using a rate that is commensurate with the risk involved.

        Pursuant to a related agreement, a representative from Intuit has been elected to the InsWeb Board of Directors. In addition, certain restrictions were placed on the ability of Intuit to acquire or dispose of InsWeb's common stock. See additional discussion at Note 19.

11.    Acquisition of Benelytics, Inc.

        On December 31, 1998, InsWeb acquired all of the outstanding shares of Benelytics, Inc. ("Benelytics"). The tangible assets were comprised of cash and fixed assets. Intangible assets were comprised of purchased software, non-compete agreements, assembled workforce and contractual relationships, and were being amortized over two years. Goodwill was being amortized over three years. Amortization expense was $1,150 and $3,129 for the years ended December 31, 2000 and 1999, respectively.

        In 2000, InsWeb entered into a linking agreement with eHealthinsurance.com Services, Inc. ("eHealthInsurance") under which InsWeb customers were able to acess eHealthInsurance's individual health, small group health, and Medicare supplement insurance product offerings. As a result, InsWeb evaluated the cost to develop and market its health care product offerings and decided to discontinue the development of its health care initiatives, which were primarily being carried out through the business and assets acquired as a result of InsWeb's acquisition of Benelytics in 1998. InsWeb then evaluated the recoverability of the goodwill and other intangibles recognized in connection with the Benelytics acquisition and determined that the circumstances indicated an inability to recover the carrying amount of the related assets. Accordingly, InsWeb recorded a one-time non-cash write down of $4,418 of goodwill and other intangible assets, including the assembled workforce and contractual relationships associated with the Benelytics acquisition.

12.    Long-term liabilities

        Long-term liabilities consist of the following:

	December 31,
	2001	2000
Present value of fixed fees (long-term marketing commitments) due to Intuit in connection with the license and distribution agreement, payments due in quarterly installments through November 2005 (imputed interest rate of 7.0% per annum)	$15,516	$—
Promissory note due to stockholder relating to InsWeb's investment in Finance All K.K. (formerly investment in InsWeb Japan K.K.), principal due on December 15, 2002 (fixed interest rate of 5% per annum)	1,145	1,312

	16,661	1,312
Less current portion	(3,171)	—

	$13,490	$1,312

        As of December 31, 2001, aggregate maturities of amounts payable under long-term liabilities were: 2002 - $3,171, 2003 - $3,206, 2004 - $4,466 and 2005 - $5,818. On March 28, 2002, InsWeb amended its license and distribution agreement with Intuit (see additional discussion at Note 19).

        It is not practical to estimate the fair value of amounts due to shareholders due to the related party nature of these transactions.

13.    Commitments and Contingencies

  Leases

        InsWeb leases its current office facilities under non-cancelable operating leases, which expire at various dates through April 2011 which includes a 10-year lease agreement through 2010 for office space in the Sacramento area which houses its corporate headquarters and agency operations. InsWeb has options to extend the lease at the end of the lease term, and has the right of first refusal on other office space in the complex. At December 31, 2001, future minimum lease payments under non-cancelable operating leases were as follows:

2002	$3,406
2003	3,360
2004	3,356
2005	3,257
2006	3,391
Thereafter	8,935

$25,705

        Rent expense for the years ended December 31, 2001, 2000, and 1999 was $1,220, $1,979, and $1,458 (net of sublease rental income of $2,456, $749 and $672), respectively.

        At December 31, 2001, future sublease payments to be received under non-cancelable operating leases was as follows:

2002	$3,132
2003	2,532
2004	2,284
Thereafter	—

$7,948

        Restricted cash (security deposit for operating lease) for the years ended December 31, 2001 and 2000 was $1,105 and $1,000, respectively, and is included in deposits and other assets. Security deposits payable (under sublease agreements) for the ended December 31, 2001 and 2000 was $1,125 and $1,020, respectively.

        One of the office leases is for a 75,000 square foot building in Redwood City, California. Under the terms of this lease, InsWeb is responsible for taxes, insurance and maintenance expenses. InsWeb has subleased a portion of the Redwood City facility under a four-year sublease agreement. InsWeb also received a letter of credit and $1,007 in cash to collateralize the lease, and expects any sublease revenue to offset its ongoing lease obligations during the term of the sublease.

  Marketing agreements

        InsWeb is required to make fixed payments under various marketing agreements, which expire at various dates through 2005. In addition to the fixed fees, certain of these agreements require InsWeb to pay fees for each user delivered to InsWeb's website in excess of certain minimums.

        In February 1998, InsWeb and Yahoo! entered into an agreement pursuant to which Yahoo! offers a co-branded version of the InsWeb online insurance marketplace on the Yahoo! website. The agreement has been renewed several times for one-year periods. The original agreement provided for InsWeb to be the exclusive provider of online insurance quotation services on the Yahoo! site for automobile, homeowners and term life insurance. Under the most recent renewal, executed in September 2001, InsWeb has agreed to pay to Yahoo! fixed fees, plus a fee for each completed shopping session in excess of certain minimum targets. InsWeb will continue to be promoted in the Yahoo! Insurance Center but will not be the exclusive provider of insurance quotation services after December 21, 2001.

        In December 1999, InsWeb and Microsoft entered into a two-year agreement pursuant to which Microsoft's MSN Insurance Center on MSN MoneyCentral offers co-branded comparative shopping services provided by InsWeb. The agreement provided for InsWeb to be the exclusive provider of online insurance quotation services on the MSN Insurance Center. Under the agreement, InsWeb paid MSN fixed fees for certain traffic guarantees, plus a fee for each user delivered to an InsWeb quote form from the co-branded site in excess of certain minimums. In June 2001, the agreement was amended to reduce the minimum delivery requirements from MSN to InsWeb, reduce the amount of fixed fees that

InsWeb was required to pay MSN, and to reduce the per user fee paid by InsWeb. InsWeb has not renewed its agreement with Microsoft for 2002.

        In February 2000, InsWeb and AOL entered into a two-year agreement pursuant to which AOL offers a co-branded version of the InsWeb online insurance marketplace across the Netscape Netcenter, Compuserve and Digital City websites. The agreement provides for InsWeb to be the exclusive provider of online insurance quotation services on the Netscape website and the premier insurance comparison-shopping aggregator of insurance offerings for Compuserve and Digital City. Under the agreement, InsWeb pays AOL fixed fees for certain impression targets plus a fee for each click-through over a cumulative minimum threshold. In February 2001, InsWeb and AOL amended the original contract to adjust the amount of fixed fees and targeted impressions for the remainder of the original term of the contract. As a result of this amendment, effective November 1, 2001, InsWeb's status was converted from exclusive provider of online insurance quotations on Netscape to a preferred provider of these services. In February 2002, AOL exercised its option to extend the term of the agreement for one year. During this extension, InsWeb will pay AOL a fee for each consumer sent to the InsWeb website.

        In August 2001, InsWeb and Lycos entered into a two year agreement pursuant to which visitors to the Lycos website have access to a co-branded version of the InsWeb online insurance marketplace through links placed on several pages within the Lycos website. The agreement requires InsWeb to pay Lycos fixed integration fees, and a fee for each completed shopping session on the co-branded website in excess of certain minimums. The amount of fixed fees due for the second year may be reduced or increased based on certain performance targets set for the first year. In addition, InsWeb is entitled to a percentage of fees generated by Lycos from advertising placed on the Lycos Insurance Center.

        As discussed in Note 10, InsWeb and Intuit entered into a license and distribution agreement in 2001 in connection with InsWeb's purchase of selected assets of Intuit Insurance Services, Inc. This agreement provides that InsWeb will be the exclusive aggregator of online consumer insurance services within the insurance center on Quicken.com, an Intuit website. InsWeb will pay Intuit fixed fees plus additional amounts associated with consumers linking from the Quicken.com website for Internet traffic in excess of certain minimums to the InsWeb co-branded insurance center.

        At December 31, 2001, future minimum payments under these agreements (excluding amounts payable to Intuit) were: 2002 - $700, 2003 - $167 and none thereafter. Amounts payable to Intuit are further discussed at Note 12 and Note 19.

  eHealthInsurance litigation

        In February 2001, InsWeb temporarily suspended its online health-insurance quoting services due to the decision by eHealthInsurance, formerly InsWeb's exclusive provider of online health-insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small-group health and Medicare supplement insurance quotes to InsWeb's users through a co-branded website. In February 2001, eHealthInsurance filed suit in the U.S. District Court for the Northern District of California alleging InsWeb's failure to perform its obligations under the agreement. The complaint seeks unspecified compensatory and punitive damages. Due to the inherent uncertainties of litigation, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss. InsWeb believes it has meritorious defenses with respect to this claim, however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb's financial condition, results of operations or cash flows. In addition, in March 2001, InsWeb filed a counter claim alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb's business.

  Securities Class Action Lawsuit

        A class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of InsWeb common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased InsWeb common stock from July 22, 1999 through December 6, 2000. The complaint names as defendants InsWeb, certain officers and directors, and three underwriters for InsWeb's initial public offering in July 1999. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors substantial blocks of the stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices that were above the initial public offering price. No specific damages are claimed and InsWeb has not been served in this action. However, InsWeb believes that the allegations against InsWeb and its current and former officers and directors are without merit and intends to contest them vigorously. The litigation is in the preliminary stage, and InsWeb cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb's financial condition, results of operations or cash flows.

14.    Stockholders' Equity

  Initial public offering

        In July 1999, InsWeb sold 959,000 shares of common stock including the exercise of the underwriters' over-allotment option in an underwritten public offering at a price of $102 per share. InsWeb received net proceeds of approximately $90,000 after underwriting discount and offering expenses. Simultaneously with the closing of the public offering, all 819,000 shares of InsWeb's preferred stock were converted to common stock on a fifteen for one basis.

  Preferred stock

        At December 31, 2001 InsWeb had 5,000,000 shares of preferred stock authorized. Preferred shareholders would have certain voting, dividend, liquidation and conversion rights, however no shares were issued or outstanding as of December 31, 2001 and 2000.

  Common stock

        At December 31, 2001, InsWeb has reserved the following shares of common stock for the exercise of warrants and the issuance of stock pursuant to its stock option plans as follows:

Stock option plans	1,110
Stock purchase plan	140
Warrants	60

1,310

  Repurchase Program

        In 2001, InsWeb's Board of Directors authorized the repurchase of up to 167,000 shares of the Company's common stock. In 2001, InsWeb repurchased 37,000 shares under the repurchase program at an aggregate cost of $204.

  Stock Option Plans

        In July 1997, InsWeb authorized the 1997 Stock Option Plan (the 1997 Option Plan) and the Senior Executive Option Plan (the Executive Plan). Under the 1997 Option Plan, the Board of Directors may issue incentive stock options to employees of InsWeb and its subsidiaries and may also issue nonqualified stock options to employees, officers, directors, independent contractors and consultants of InsWeb and its subsidiaries. Under the Executive Plan, the Board of Directors may issue nonqualified stock options to employees, officers and directors of InsWeb and its subsidiaries. Following attendance at each regularly scheduled meeting of the Board of Directors, each eligible director is granted a fully-vested option to purchase 750 shares of common stock at the fair market value on the date of grant. The 1997 Option Plan was amended in August 1998, to provide for an automatic annual increase in the share reserve, to be effective on the first day of each fiscal year, by a number of shares equal to 5% of the number of common shares outstanding as of the last day of the preceding fiscal year. Options granted under these plans generally vest in equal monthly installments over a one to three year period, except for certain options granted to members of InsWeb's Board of Directors, which vest immediately. Options generally expire ten years from the date of grant.

        Activity under all of the Company's stock option plans is as follows:

	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
(in thousands except exercise price amounts)
Balances, December 31, 1998	65	350	$17.40
Additional shares reserved	600	—	—
Granted	(641)	641	$146.58
Exercised	—	(123)	$13.38
Canceled/forfeited	91	(91)	$85.20

Balances, December 31, 1999	115	777	$116.58
Additional shares reserved	289	—	—
Granted	(903)	903	$48.54
Exercised	—	(71)	$26.58
Canceled/forfeited	895	(895)	$103.80

Balances, December 31, 2000	396	714	$55.68
Granted	(270)	270	$7.30
Canceled/forfeited	284	(284)	$52.77

Balances, December 31, 2001	410	700	$37.81

14.    Stockholders' Equity (Continued)

        Options outstanding and currently exercisable by exercise price at December 31, 2001 are as follows:

	Options Outstanding		Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price
(in thousands except contractual life and exercise price amounts)
$2.64-$3.00	19	9.79	18	$3.00
$3.42-$6.12	118	9.32	25	$6.05
$6.18-$6.24	18	9.35	—	—
$6.30-$7.13	73	9.24	16	$7.13
$7.31-$12.75	35	8.92	10	$10.03
$12.94	124	8.55	61	$12.94
$13.13-$16.13	94	8.11	85	$15.97
$18.70-$64.00	80	7.20	72	$45.65
$82.50	1	8.20	1	$82.50
$84.00-$270.00	138	7.94	85	$122.71

	700	8.49	373	$43.82

        InsWeb has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Baseed Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, InsWeb applies APB 25 and related interpretations in accounting for its stock option grants to employees and directors. Under APB 25, compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options at the measurement date, which in the case of employee stock options is typically the date of grant. In connection with the Company's initial public offering, InsWeb determined that the deemed fair market value of InsWeb's common stock on the date of grant of certain employee stock options was in excess of the exercise price of the options. This difference was recorded as deferred stock compensation, was classified as a reduction of stockholders' equity and was amortized as a charge to operations over the vesting period of the applicable options, which was generally three years. In 2001 and 2000, InsWeb reversed deferred stock compensation previously recorded of $53 and $1,667 as a result of employee terminations. InsWeb recorded deferred stock compensation of $2,347, net of adjustments for terminations of $456, in 1999. Amortization of stock compensation expense recognized for the years ended December 31, 2001, 2000, and 1999 totaled $256, $912 and $1,272, respectively, based on the vesting periods of the underlying options on a graded-vesting basis. InsWeb's stock option grants and related fair values are as follows:

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Deemed Fair Value
(in thousands except price and deemed fair value amounts)
For year ended December 31, 1999
Options granted above deemed fair value	208	$290.40	$102.00
Options granted at deemed fair value	165	$93.06	$93.06
Options granted below deemed fair value	266	$67.38	$77.88

Total	639	$146.58	$77.64

For year ended December 31, 2000
Options granted at fair value	903	$48.54	$48.54

For year ended December 31, 2001
Options granted at deemed fair value	270	$6.30	$6.30

        Pro forma information regarding net loss is required by SFAS 123, as if the Company had accounted for its employee and director stock options under the fair value method of SFAS 123. Option valuation models require the input of highly subjective assumptions. Because InsWeb's employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value esimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. InsWeb pro forma net loss and net loss per share are as follows:

	Year Ended December 31,
	2001	2000	1999
Net loss as reported	$(44,926)	$(50,847)	$(36,201)
Net loss per share as reported	$(6.45)	$(8.68)	$(9.10)
Net loss—pro forma	$(47,559)	$(60,864)	$(37,663)
Net loss per share—pro forma	$(6.82)	$(10.39)	$(9.47)

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The above pro forma disclosures are not necessarily representative of the effects on reported income or loss for future years as additional grants are made each year and options vest over several years.

        The per share weighted average fair value of options granted was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	3.6%-4.0%	6.1%-6.3%	4.6%-6.2%
Expected life	4.8 years	2.7 years	2.5 years
Expected dividend yield	—	—	—
Volatility	124.0	161.0	0-147.0

        The risk-free interest rate range represents the low and high end of the range used at different points during the year. Prior to InsWeb's initial public offering in July 1999, InsWeb did not have actively traded equity securities, and, accordingly, volatility was not considered in determining the value of options granted to employees for options granted prior to July 1999.

  Employee Stock Purchase Plan

        InsWeb has an Employee Stock Purchase Plan (the 1999 Plan) under which eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the Common Stock on the date of commencement of the offering or on the last day of the six-month purchase period. During the years ended December 31, 2001 and 2000, 17,762 and 17,045 shares were distributed to employees at prices ranging from $6.96 to $74.28, respectively. The weighted average fair value of the 2001 and 2000 awards were $5.34 and $54.90, respectively. No shares were distributed in 1999 pursuant to this plan. At December 31, 2001, InsWeb had 158,000 shares of its common stock reserved for future issuance under the 1999 Plan. The number of shares of common stock issuable under the 1999 Plan is increased by 50,000 shares each year until January 1, 2008.

15.    Common Stock Warrants

        In connection with the acquisition of Benelytics, InsWeb assumed all warrants then outstanding to purchase common stock of Benelytics and converted them into warrants to purchase an aggregate of 2,000 shares of InsWeb's common stock at an exercise price of $65.16 per share. These warrants are fully exercisable and expire on June 1, 2003. As of December 31, 2001, no warrants had been exercised and all remained outstanding. The fair value of these warrants was accounted for as part of the purchase price for the Benelytics acquisition.

        In connection with a service agreement with a third-party insurance carrier, entered into during 2001, InsWeb issued warrants to purchase an aggregate of 58,333 shares of InsWeb's common stock at a purchase price of $30.00 per share. The warrants became exercisable on March 31, 2001 and expire on March 1, 2006. The fair value of the warrants of $276 was derived using the Black-Scholes model. In January 2002, these warrants were surrendered and cancelled.

16.    Related Party Transactions

  Marketing agreements

        For the years ended December 31, 2001, 2000 1999, InsWeb recognized $3,333, $4,625 and $4,549, respectively in marketing expense under a marketing agreement with an Internet company. An affiliate of the Internet company became a stockholder of InsWeb on December 30, 1998.

        For the year ended December 31, 2001, InsWeb paid Intuit $2,500 under the license and distribution agreement (see Note 10). As of December 31, 2001, the future fixed payments to Intuit were $3,000 in 2002, $4,000 in 2003, $5,000 in 2004 and $6,000 in 2005. On March 28, 2002, InsWeb amended its license and distribution agreement with Intuit (see Note 19).

  Stockholder and customer

        A stockholder, who is also a customer, accounted for $6, $881 and $1,023 of InsWeb's total revenues during 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, this customer accounted for $0 and $74 of accounts receivable, respectively.

17.    Income Taxes

        As of December 31, 2001 and 2000, InsWeb had net operating loss carry forwards of approximately $140,200 and $117,500 for federal income tax purposes and $104,300 and $79,300 state income tax purposes, respectively. The federal and state net operating loss carry forwards begin to expire in the years 2011 and 2004, respectively. InsWeb's ability to utilize its net operating loss carry forwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit, on an annual basis, InsWeb's future use of its net operating loss carry forwards. The amount, if any, of such limitations has not yet been determined.

        The components of the net deferred tax assets and liabilities are presented below:

	December 31,
	2001	2000
Net operating loss carry forwards	$53,740	$44,576
Tax credit carry forwards	431	31
Accruals and reserves	10,477	2,617
Other	645	272

	65,293	47,496
Less valuation allowance	(65,293)	(47,496)

Net deferred tax asset	$—	$—

        Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, InsWeb has recorded a valuation allowance against its net deferred tax asset. The valuation allowance recorded for the years ended December 31, 2000 and 1999 increased by $19,272 and $12,664, respectively.

        The difference between the income tax benefit at the federal statutory rate of 34% and InsWeb's effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2001	2000	1999
Federal tax benefit at statutory rate	(34)%	(34)%	(34)%
State taxes, net of federal benefit	(5)	(3)	(3)
Nondeductible goodwill amortization	1	1	4
Nondeductible stock compensation	—	1	1
Adjustment due to increase in valuation allowance	38	35	32

Provision for income taxes	0%	0%	0%

18.    Employee Benefit Plan

        InsWeb has a defined contribution plan offered to all eligible employees, and is qualified under section 401(k) of the Internal Revenue code. InsWeb will match 50% of the first 6% of elective contributions made by each qualifying employee. Each participant is 100% vested in elective contributions and is incrementally vested one-third at the end of each of three consecutive years of service in employer contributions. Employer contributions for the years ended December 31, 2001, 2000 and 1999 were $89, $308 and $282, respectively.

19.    Subsequent Event

        On March 28, 2002, InsWeb amended its license and distribution agreement with Intuit, Inc. (see Note 10). Under the amended agreement, InsWeb will make the originally agreed upon fixed payments (long-term marketing commitments) only through July 31, 2003 ($3,000 in 2002 and $2,000 in 2003). Fixed payments previously payable to Intuit after July 31, 2003 have been forgiven ($2,000 in 2003, $5,000 in 2004 and $6,000 in 2005) (see Note 16). Effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will pay a portion of the transaction fees from the Intuit internet traffic payable on a quarterly basis. The effect of this amendment will be accounted for in InsWeb's results of operations for the quarter ended March 31, 2002.

20.    Quarterly Financial Information (unaudited)

	Quarter ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
		(2)	(3)	(1)
Fiscal 2001:
Total revenues	$7,156	$5,561	$5,830	$6,309
Operating expenses	13,437	13,319	13,142	30,927

Loss from operations	(6,281)	(7,758)	(7,312)	(24,618)
Other income (expense), net	793	565	369	(684)

Net loss	$(5,488)	$(7,193)	$(6,943)	$(25,302)

Net loss per share—basic and diluted	$(0.81)	$(1.02)	$(0.99)	$(3.60)

Fiscal 2000:
Total revenues	$8,720	$4,857	$4,230	$5,403
Operating expenses	23,023	24,605	16,206	12,930

Loss from operations	(14,303)	(19,748)	(11,976)	(7,527)
Other income (expense), net	1,328	1,001	1,160	853
Loss before cumulative effect of a change in accounting principle	(1,635)	—	—	—

Net loss	$(14,610)	$(18,747)	$(10,816)	$(6,674)

Loss per share before cumulative effect of a change in accounting principle—basic and diluted	$(2.23)	$(3.20)	$(1.84)	$(1.14)

Cumulative effect of a change in accounting principle — basic and diluted	(0.28)	—	—	—

Net loss per share—basic and diluted	$(2.51)	$(3.20)	$(1.84)	$(1.14)

(1)
The results of operations for the quarter ended December 31, 2001 include a charge for the impairment of long-lived assets of $18,519, a restructuring charge of $1,843 and an adjustment to interest expense in the amount of $995, offset by a credit to sales and marketing expense of $245; the latter two adjustments resulted from the final purchase price allocation of the cost of the assets acquired from Intuit (see Note 10).

(2)
The results of operations for the quarter ended June 30, 2000 include a charge for the impairment of goodwill of $4,418 and a restructuring charge of $1,528.

(3)
The results of operations for the quarter ended September 30, 2000 include a restructuring charge of $639.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        On November 27, 2001, InsWeb Corporation ("InsWeb") dismissed PricewaterhouseCoopers LLP ("PwC") as its independent accountants. The Audit Committee of InsWeb's Board of Directors participated in and approved the decision to change independent accountants.

        InsWeb engaged Ernst & Young ("E&Y") as its new independent auditors for the year ending December 31, 2001 on November 29, 2001. The Audit Committee of InsWeb's Board of Directors participated in and approved the decision to retain E&Y as InsWeb's independent auditors. During the two most recent fiscal years and through November 28, 2001, InsWeb had not consulted with E&Y regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on InsWeb's financial statements.

        The reports of PwC on InsWeb's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for InsWeb's two most recent fiscal years and through November 27, 2001, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such years. In addition, during the two most recent fiscal years and through November 27, 2001, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

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

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the headings "Proposal No. 1—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and in Part I of this report under the heading "Executive Officers of the Registrant."

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this Form:

  1.
  Financial Statements:

    2.
    Financial Statement Schedules:

            The following financial statement schedule of InsWeb Corporation for the years ended December 31, 2001, 2000 and 1999 is filed as part of this report and should be read in conjunction with the consolidated financial statements of InsWeb Corporation.

            Schedule II—Valuation and Qualifying Accounts

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

  (b)
  Reports on Form 8-K during the quarter ended December 31, 2001:

          We filed a current report on Form 8-K dated November 29, 2001, announcing InsWeb's change in auditors, for the year ended December 31, 2001 (see additional discussion at Item 9).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

INSWEB CORPORATION
By:	/s/ WILLIAM D. GRIFFIN William D. Griffin Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HUSSEIN A. ENAN Hussein A. Enan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 1, 2002
/s/ JAMES M. CORROON James M. Corroon	Vice Chairman of the Board	April 1, 2002
/s/ MARK P. GUTHRIE Mark P. Guthrie	President, Chief Operating Officer	April 1, 2002
/s/ WILLIAM D. GRIFFIN William D. Griffin	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2002
/s/ STEPHEN M. BENNETT Stephen M. Bennett	Director	April 1, 2002
/s/ RONALD FISHER Ronald Fisher	Director	April 1, 2002
/s/ ROBERT A. PUCCINELLI Robert A. Puccinelli	Director	April 1, 2002

INSWEB CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2001

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement, dated as of November 25, 2000, by and between Registrant, Intuit Insurance Services, Inc. and Intuit Inc. (1)
2.2†	License and Distribution Agreement, dated as of January 24, 2001, by and between Registrant and Intuit Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of Registrant. (2)
3.2	Bylaws of Registrant. (2)
4.1	Fourth Amended and Restated Investor Rights Agreement among Registrant and certain Stockholders of Registrant, dated as of January 24, 2001. (3)
10.1	Form of Indemnification Agreement between Registrant and Registrant's directors and officers. (2)
10.2	1997 Stock Option Plan. (2)
10.3	1999 Employee Stock Purchase Plan. (2)
10.4	Employment Agreement between Registrant and Hussein A. Enan, dated July 1, 1999.
10.5	Joint Venture Agreement by and between Registrant and SOFTBANK Corp., dated as of December 15, 1998. (4)
10.6	Shareholders Agreement by and among SOFTBANK FINANCE CORPORATION, Registrant, E-LOAN, Inc. and Marsh & McLennan Risk Capital Holdings, Ltd., dated as of March 28, 2001.
10.7†	License Agreement between Registrant and Yahoo! Inc. dated as of February 12, 1999. (5)
10.8†	Third Amendment to License Agreement between Registrant and Yahoo! Inc., dated as of September 24, 2001.
10.9	Assignment of Lease and Profit Sharing Agreement by and between Registrant and Spieker Properties L.P. dated June 28, 2000. (6)
10.10	Retention Agreement between Registrant and Mark P. Guthrie dated June 23, 2000. (7)
10.11	Lease Between Registrant and Oates/Allegheny Venture I, LLC Dated September 29, 2000. (8)
21.1	Subsidiaries of Registrant.
23.1	Report of Ernst & Young LLP, Independent Auditors, on Financial Statement Schedule.
23.2	Consent of Ernst & Young LLP, Independent Auditors
23.3	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
23.4	Report of PricewaterhouseCoopers LLP, Independent Accountants, on Financial Statement Schedule.

(1)
Incorporated by reference to identically numbered exhibit to Registrant's Current Report on Form 8-K filed on February 8, 2002.

(2)
Incorporated by reference to identically numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-78095), as amended (the "Form S-1").

(3)
Incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K filed on February 8, 2002.

(4)
Incorporated by reference to Exhibit 10.16 to the Form S-1.

(5)
Incorporated by reference to Exhibit 10.18 to the Form S-1.

(6)
Incorporated by reference to Exhibit 10.21 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(7)
Incorporated by reference to Exhibit 10.22 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(8)
Incorporated by reference to Exhibit 10.23 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

†
Confidential treatment has been granted as to a portion of this Exhibit.

INSWEB CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2001, 2000 and 1999

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2001:
Allowance for doubtful accounts	$135,000	$77,000	$—	$(45,000)	$167,000
Year ended December 31, 2000:
Allowance for doubtful accounts	$142,000	$144,000	$—	$(151,000)	$135,000
Year ended December 31, 1999:
Allowance for doubtful accounts	$—	$302,000	$—	$(160,000)	$142,000

S-1

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
  Item 8. Consolidated Financial Statements and Supplementary Data.
INSWEB CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INSWEB CORPORATION CONSOLIDATED BALANCE SHEETS (Amounts in thousands except per share amounts)
INSWEB CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands except per share amounts)
INSWEB CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years ended December 31, 2001, 2000 and 1999 (Amounts in thousands except per share amounts)
INSWEB CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
INSWEB CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands except share and per share amounts)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
INSWEB CORPORATION EXHIBITS TO FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2001
INSWEB CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2001, 2000 and 1999