Form 10-Q
period 2002-03-31
INSWEB CORP
filed 2002-05-08
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0–26083

INSWEB CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94–3220749
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

11290 Pyrites Way, Suite 200 Gold River, California 95670
(Address of principal executive offices)

(916) 853-3300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on April 30, 2002 were 7,038,797 shares.

FORM 10–Q

INSWEB CORPORATION

PART I:                 FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$9,565	$14,627
Short-term investments	25,471	20,936
Accounts receivable, net of allowance of $184 and $167	3,526	2,672
Prepaid expenses and other current assets	837	1,169
Total current assets	39,399	39,404
Property and equipment, net	3,513	3,798
Prepaid marketing costs	5,644	6,020
Deposits and other assets	3,307	5,120
Total assets	$51,863	$54,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,086	$902
Accrued expenses	4,724	3,851
Deferred revenue	984	1,156
Marketing commitment with stockholder, current portion	3,079	2,026
Payable to stockholder, current portion	1,130	1,145
Total current liabilities	11,003	9,080
Long-term marketing commitment with stockholder	2,595	13,490
Total liabilities	13,598	22,570

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock	7	7
Paid-in capital, less treasury stock	202,086	202,044
Accumulated other comprehensive loss	(104)	(95)
Accumulated deficit	(163,724)	(170,184)
Total stockholders’ equity	38,265	31,772
Total liabilities and stockholders’ equity	$51,863	$54,342

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	For the Three Months Ended March 31,

	2002	2001
Revenues:
Transaction fees	$6,393	$6,580
Development and maintenance fees	441	577
Total revenues	6,834	7,157

Operating expenses:
Technology	3,020	3,978
Sales and marketing	4,842	6,651
General and administrative	1,781	2,242
Amortization of intangible assets and other	—	567
Total operating expenses	9,643	13,438
Loss from operations	(2,809)	(6,281)
Interest expense	(268)	(15)
Interest income and other	192	808
Loss before extraordinary item	(2,885)	(5,488)
Extraordinary gain, net of tax	9,345	—
Net income (loss)	$6,460	$(5,488)

Net income (loss) per share-basic and diluted:
Loss before extraordinary item	$(0.41)	$(0.81)
Extraordinary gain	1.33	—
Net income (loss) per share-basic and diluted	$0.92	$(0.81)
Weighted average shares used in computing per share amounts-basic and diluted	7,036	6,767

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$6,460	$(5,488)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary gain	(9,345)	—
Amortization of intangible assets and prepaid marketing costs	376	499
Depreciation and amortization	713	1,099
Foreign currency translation loss (gain) on note payable to stockholder	6	(117)
Amortization of stock-based compensation	—	68
Issuance of common stock warrants	—	276
Loss on disposal/sale of equipment	—	52
Equity loss from investment in InsWeb Japan K.K.	—	82
Net changes in operating assets and liabilities:
Accounts receivable	(854)	(475)
Prepaid expenses and other current assets	332	1,572
Deposits and other assets	1,609	(85)
Accounts payable	184	(147)
Accrued expenses	873	746
Deferred revenue	(172)	(1,771)
Restructuring accrual	—	(85)
Other liabilities	—	130
Net cash provided by (used in) operating activities	182	(3,644)
Cash flows from investing activities:
Redemptions of short term investments	7,829	5,295
Purchases of short term investments	(12,373)	(7,588)
Purchases of property and equipment and website development costs	(245)	(713)
Acquisition costs relating to assets purchased from Intuit	—	(243)
Net cash used in investing activities	(4,789)	(3,249)
Cash flows from financing activities:
Payments on marketing commitments	(497)	—
Proceeds from issuance of common stock through stock plans	42	42
Net cash (used in) provided by financing activities	(455)	42
Net decrease in cash and cash equivalents	(5,062)	(6,851)
Cash and cash equivalents, beginning of period	14,627	24,795
Cash and cash equivalents, end of period	$9,565	$17,944

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$268	$15

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for Intuit assets	$—	$12,547
Payable to stockholder for Intuit assets	$—	$17,022

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

1.  Business of InsWeb

InsWeb Corporation operates an online insurance marketplace that enables consumers to comparison shop online and obtains insurance company–sponsored quotes for a variety of insurance products, including automobile, term life and homeowners. InsWeb’s marketplace electronically matches consumers and insurance companies. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance–related topics, search for, analyze and compare insurance products, apply for and receive insurance company–sponsored quotes for actual coverage and to purchase automobile insurance coverage through InsWeb’s insurance agency. Management believes that InsWeb provides insurance companies with pre–qualified consumers at substantially lower acquisition costs, as well as the scalable, cost–efficient distribution capabilities of InsWeb’s Internet–based model.

InsWeb is subject to all of the risks inherent in an early stage business in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, a limited operating history, limited management resources, dependence upon consumer acceptance of the Internet, Internet related security risks, the changing nature of the electronic commerce industry, and variations in consumer traffic and insurance company participation. Due to the foregoing factors, InsWeb’s future operating results may be materially affected.

Basis of Presentation

The consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiary, InsWeb Insurance Services, Inc. (“InsWeb” or the “Company”).  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position, results of operations and cash flows as of March 31, 2002 and for the periods ended March 31, 2002 and March 31, 2001.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002, and other information filed with the Commission.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  Income (loss)

Total income (loss) for the three months ended March 31, 2002 and 2001 were as follows:

	For the Three Months Ended March 31,
	2002	2001
Net income (loss)	$6,460	$(5,488)
Other comprehensive loss:
Foreign currency translation adjustments	—	(165)
Change in unrealized (loss) gain on investments	(9)	2
Total comprehensive income (loss)	$6,451	$(5,651)

3.  Related Party Transactions

During the three months ended March 31, 2002, InsWeb recognized $357 in marketing expense under a marketing agreement with an Internet company, compared to $1,025 for the comparable period in 2001.  An affiliate of the Internet company became a stockholder of InsWeb on December 30, 1998.

For the three months ended March 31, 2002 and 2001, InsWeb paid Intuit $750 and $625 under a license and distribution agreement, which was amended on March 28, 2002 (see Note 5).

4.  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 142, “Goodwill and Other Intangibles  Assets” (“SFAS 142”), which InsWeb adopted  effective January 1, 2002. Under SFAS 142, goodwill and indefinite–lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if indications of possible impairment exist. The adoption of SFAS 141 and SFAS 142 did not affect InsWeb’s financial condition, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides guidance for accounting and reporting for the impairment or disposal of long-lived assets. InsWeb adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not affect InsWeb’s financial condition, results of operations or cash flows.

5.  Commitments and Contingencies

Marketing Agreements

In January 2001, InsWeb acquired from Intuit Inc. (“Intuit”) certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly-owned subsidiary of Intuit. InsWeb did not acquire any of Intuit’s revenue producing relationships with insurance carriers; however, InsWeb acquired the right to be assigned all Internet traffic from the licensing agreements that Intuit had previously negotiated with its strategic partners.

In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement under which Intuit and InsWeb granted one another licenses to create links between their respective websites in order to create and operate a co-branded insurance center. Under this agreement InsWeb is the exclusive aggregator of online consumer insurance services for Quicken.com, an Intuit website. The original agreement required InsWeb to pay Intuit fixed fees totaling $20,500 plus additional amounts associated with consumers linking from the Quicken.com website to the InsWeb co-branded insurance center. Intuit  also agreed to a not-to-compete covenant for a period of five years.

The total purchase cost of approximately $30,117 was comprised of 1,170,000 shares of InsWeb’s common stock with a fair value at date of issuance of $12,547, long-term marketing commitments of $17,022 which represented the present value of the fixed fees due over the term of the license and distribution agreement, and other acquisition related expenses of $548 consisting primarily of payments to a financial advisor. InsWeb recorded a noncurrent asset of $17,022 for prepaid marketing costs and an intangible asset of $13,095 relating to the beneficial terms of the license and marketing agreement. The fair value of the intangible asset was estimated based on the expected Internet traffic to be received from Intuit by InsWeb. These assets being are amortized over the five-year term of the license and distribution agreement. Amortization of these assets is included as a component of sales and marketing expense.

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

On March 28, 2002, the parties amended the agreement.  Under the amended agreement, InsWeb will make the originally agreed upon fixed payments (long–term marketing commitments) only through July 31, 2003 ($4,250 through May 2003). Fixed payments previously payable to Intuit after July 31, 2003 have been forgiven ($2,000 in 2003, $5,000 in 2004 and $6,000 in 2005). Effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will pay Intuit a portion of the transaction fees received by InsWeb from the Intuit Internet traffic, payable on a quarterly basis.  The net result of this amended contract was a $9,345 extraordinary gain, accounted for in InsWeb’s results of operations for the quarter ended March 31, 2002.

At March 31, 2002, future minimum payments under this agreement were:  $2,250 in 2002; $2,000 in 2003; and none thereafter.

eHealthInsurance Litigation

In February 2001, InsWeb temporarily suspended its online health insurance quoting services due to the decision by eHealthInsurance, formerly InsWeb’s exclusive provider of online health insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small–group health and Medicare supplement insurance quotes to InsWeb’s users through a co-branded website. In February 2001, eHealthInsurance filed suit in the U.S. District Court for the Northern District of California alleging InsWeb’s failure to perform its obligations under the agreement. The complaint seeks unspecified compensatory and punitive damages.  In March 2001, InsWeb filed a counterclaim alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb’s business.  Due to the inherent uncertainties of litigation, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss. InsWeb believes it has meritorious defenses with respect to this claim, however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations or cash flows.

Securities Class Action Lawsuit

A class action lawsuit was filed on December 5, 2001 in the U.S. District Court for the Southern District of New York on behalf of purchasers of InsWeb common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased InsWeb common stock from July 22, 1999 through December 6, 2000. The complaint names as defendants InsWeb, certain current and former officers and directors, and three underwriters for InsWeb’s initial public offering in July 1999. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors substantial blocks of the stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre–determined prices that were above the initial public offering price. No specific damages are claimed.  InsWeb believes that the allegations against InsWeb and its current and former officers and directors are without merit and intends to contest them vigorously. The litigation is in the preliminary stage, and InsWeb cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

InsWeb has included in this filing certain “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning InsWeb’s business, operations and financial condition.  The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward–looking statements.  Such forward–looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward–looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance.  Actual results could differ materially from those anticipated in such forward–looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb’s marketplace, limited operating history, anticipated losses, the unpredictability of future revenues, reliance on key customers — property and casualty insurance carriers- who are themselves subject to volatility in their operating cycles, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances.  These risks and uncertainties, as well as other risks and uncertainties are described in greater detail in the section entitled “Factors That May Affect Future Performance.” All forward–looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

InsWeb operates an online insurance marketplace that enables consumers to shop online for a variety of insurance products, including automobile, term life, homeowners, renters and health insurance, and obtain insurance company–sponsored quotes for actual coverage. In order to create this marketplace, InsWeb has established close relationships with a significant number of insurance companies throughout the United States.

InsWeb’s principal source of revenues is transaction fees. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb’s participating insurance companies pay transaction fees to InsWeb generally based on qualified leads delivered to them electronically. Qualified leads are produced in two ways: for insurance companies offering consumers instant online quotes, a qualified lead is produced when a consumer requests insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when the consumer clicks to request the quote itself. In either case, transaction fees are generally payable whether or not the consumer actually purchases an insurance policy from the insurance company.

InsWeb also generates development and maintenance fees from its participating insurance companies.  InsWeb charges a fee to design and develop customized interfaces between an insurance company’s information system and the InsWeb site.  InsWeb recognizes revenue from set-up fees received from a participating insurance carrier ratably over the estimated life of the carrier relationship, after the development work is complete and the insurance company’s integration with the Company’s site has become operational (“Live Date”). Additional development fees are charged as insurance companies add new products, increase their geographic coverage and convert to instant quoting capability on the InsWeb online insurance marketplace, as well as for periodic upgrades and changes to insurance companies’ information resident on the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb’s facility that is dedicated to specific insurance companies. These maintenance fees are typically payable monthly and are recognized as revenue ratably over the term of the maintenance agreement. Prepaid development and maintenance fees are recorded as deferred revenue until earned. Development and maintenance fees are expected to account for a declining percentage of total revenues as transaction fees and agency commission revenues increase.

Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for the planning and design, carrier implementation and integration, and product and site development personnel.  InsWeb expects its technology expenses to remain flat for the remainder of 2002.

Sales and marketing expenses consist of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for the InsWeb Insurance Agency, which includes selling agents, underwriters, supervisors and customer service and support groups. Also included in sales and marketing expense are direct marketing expenditures that include advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace.  InsWeb’s current consumer marketing program is focused on maintaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace.  Direct marketing costs will fluctuate based on the amount of consumer traffic driven to the InsWeb marketplace, while all other sales and marketing expenses are expected to be flat for the remainder of 2002.

General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses are expected to be flat for the remainder of 2002

Since its inception, InsWeb has incurred significant losses, and as of March 31, 2002 InsWeb had an accumulated deficit of $163.7 million.  These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities.  InsWeb intends to continue to invest in product development, sales and marketing and in its administrative infrastructure.  As a result, InsWeb believes that it will continue to incur operating losses at least through the balance of the current fiscal year.  Although InsWeb has experienced revenue growth in recent periods, its operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb’s revenue growth will continue or that it will be able to achieve and sustain profitability.  In view of the rapidly evolving nature of InsWeb’s business and its limited operating history, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

The following table sets forth certain statement of operations items as a percentage of total revenues for the three months ended March 31, 2002 and 2001:

	For theThree Months Ended March 31,
	2002	2001
Revenues:
Transaction fees	94%	92%
Development and maintenance fees	6%	8%
Total	100%	100%
Operating expenses:
Technology	44%	56%
Sales and marketing	71%	93%
General and administrative	26%	31%
Amortization of intangible assets and other	—	8%
Total	141%	188%
Loss from operations	(41)%	(88)%

Revenues

Transaction Fees.  Transaction fees accounted for $6.4 million of total revenues for the three months ended March 31, 2002, compared to $6.6 million, for the comparable period in 2001. The decrease was primarily attributable to the loss of health insurance revenues from eHealthInsurance effective February 2001.  eHealthInsurance represented none of InsWeb’s revenues for the three months ended March 31, 2002 versus 22% of total revenues in the comparable prior year period.  The decrease in revenues associated with the loss of eHealthInsurance was partially offset by an increased number of leads generated by an increased number of completed shopping sessions.  The increase in shopping sessions resulted from increased consumer traffic from InsWeb’s marketing activities.

During the first thee months of 2002, approximately 0.9 million shopping sessions were completed at InsWeb, a 29% increase from the approximate 0.7 million shopping sessions completed in the first three months of 2001.  InsWeb recorded approximately 3.7 million consumer quotes presented during the first three months of 2002, an increase of 12% from the approximate 3.3 million consumer quotes presented in the comparable period in 2001.

Development and Maintenance Fees.  Development and maintenance fees were $0.4 million for the three months ended March 31, 2002, compared to $0.6 million for the comparable period in 2001.  The decrease was primarily attributable to InsWeb transitioning to a greater number of agency-based carriers, which generally do not require services that generate development and maintenance fees.

Operating Expenses

Technology.  Technology expenses decreased to $3.0 million for the three months ended March 31, 2002, from $4.0 million for the comparable period in 2001.  The decrease was primarily attributable to reduced headcount and retention bonuses that were paid in 2001.

Sales and Marketing.  Sales and marketing expenses decreased to $4.8 million for the three months ended March 31, 2002, from $6.7 million for the comparable period in 2001.  Direct marketing expenses decreased to $2.9 million for the three months ended March 31, 2002, from $4.2 million for the comparable period in 2001.  The decrease was primarily attributable to a significant reduction in offline advertising relationships combined with a reduction in headcount and retention bonuses that were paid in 2001.

General and Administrative.  General and administrative expenses decreased to $1.8 million for the three months ended March 31, 2002, from $2.3 million  for the comparable period in 2001.  The decrease was primarily due to reductions in personnel and related cost, and decreased office and occupancy costs.

Amortization of Intangible Assets and Other.  Amortization of intangible assets and other during the three months ended March 31, 2001 was $0.6 million.  This expense primarily reflected the amortization of intangibles associated with the acquisition of certain assets of Intuit in January 2001.

Interest Expense

Interest expense increased to $268,000 during the three months ended March 31, 2002, from $15,000 for the comparable period in 2001. The increase in interest expense was primarily attributable to imputed interest associated with the long-term marketing commitments (fixed payments) recorded in conjunction with the acquisition of certain assets from Intuit.

Interest Income and Other

Interest income and other decreased to $0.2 million for the three months ended March 31, 2002, from $0.8 million for the comparable period in 2001. Interest income and other includes income earned on InsWeb’s investments and the gain (loss) on foreign currency exchange rate fluctuations associated with a note payable to a strategic partner and stockholder incurred in connection with InsWeb’s investment in Finance All K.K. The decrease in interest income and other was primarily a result of decreased interest income due to lower average cash and short-term investment balances during 2002 and, to a lesser extent, lower interest rates.

Extraordinary Gain

On March 28, 2002, InsWeb amended its license and distribution agreement with Intuit Inc.  Under the amended agreement, InsWeb will make the originally agreed upon fixed payments (long–term marketing commitments) only through July 31, 2003 ($4.3 million through May 2003). Fixed payments previously payable to Intuit after July 31, 2003 have been forgiven ($2.0 million in 2003, $5.0 million in 2004 and $6.0 million in 2005). Effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will pay Intuit a portion of the transaction fees received by InsWeb from the Intuit Internet traffic, payable on a quarterly basis.  The net result of this amended contract was a $9.3 million extraordinary gain for the three months ended March 31, 2002.

Critical Accounting Policies

InsWeb’s discussion and analysis of its financial condition and results of operations are based on InsWeb’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires InsWeb to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. InsWeb bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. InsWeb believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Long-Lived Assets.  In assessing the recoverability of InsWeb’s long-lived assets, InsWeb must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, InsWeb may have to record additional impairment charges not previously recognized.

Investment in Equity Securities.  InsWeb holds a minority ownership interest in Finance All K.K., a privately held corporation.   InsWeb would record an investment impairment charge if and when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of Finance All K.K. could result in losses or an inability to recover the carrying value of the investment that is not currently reflected in the investment’s carrying value, thereby possibly requiring an impairment charge in the future.

Contingencies.  As discussed above, eHealthInsurance has filed suit in U.S. District Court against InsWeb alleging InsWeb’s failure to perform its obligations under the linking agreement and a class action lawsuit has been filed that alleges that InsWeb violated certain federal securities laws at the time of its initial public offering. InsWeb is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as the potential range of probable loss. Due to the inherent uncertainties of litigation, InsWeb cannot accurately predict the ultimate outcome of these matters at this time and, therefore, cannot estimate the range of probable loss. InsWeb believes it has meritorious defenses with respect to these claims. However, InsWeb cannot assure that it will prevail in these actions and therefore, a reserve may be required in the future due to new developments in these actions or changes in approach, such as a change in settlement strategy.

Liquidity and Capital Resources

At March 31, 2002, InsWeb’s principal source of liquidity was $35.0 million in cash, cash equivalents and short–term investments, which decreased from $35.6 million as of December 31, 2001.  The decrease resulted primarily from $0.5 million and $0.3 million used in financing and investing activities, respectively, offset in part by $0.2 million provided by operating activities.

For the three months ended March 31, 2002, net cash provided by operating activities was $0.2 million compared to net cash used in operating activities of $3.7 million for the comparable period in 2001.  For the three months ended March 31, 2002, non-cash items included an extraordinary gain of $9.3 million, amortization of intangibles and prepaid marketing costs of $0.4 million, and depreciation and amortization of assets of $0.7 million.  A decrease in deposit and other assets of $1.6 million and in increase in accrued expenses of $0.9 million, partially offset by in increase of accounts receivable of $0.9 million, also contributed to the cash provided by operations for the three months ended March 31, 2002.

The use of cash primarily consisted of InsWeb’s investing activities.  For the three months ended March 31, 2002, net cash used in investing activities was $4.8 million, which primarily consisted of the purchase of short–term investments offset by the redemptions of short-term investments.

For the three months ended March 31, 2002, net cash used in financing activities was $0.5 million.  Cash outflows were  attributable to a fixed payment made to Intuit for  marketing commitments which are required to be made pursuant to the agreement entered into with Intuit  in January 2001.

As of March 31, 2002, InsWeb had the following contractual commitments (in thousands):

	Total	2002	2003	2004	2005	2006	Thereafter

Long-term marketing commitment with Intuit	$4,250	$2,250	$2,000	$—	$—	$—	$—
Operating leases	24,861	2,562	3,360	3,356	3,257	3,391	8,935
Other marketing commitments	650	483	167	—	—	—	—
Promissory note payable to stockholder	1,130	1,130	—	—	—	—	—
	$30,891	$6,425	$5,527	$3,356	$3,257	$3,391	$8,935

In addition to the fixed payments for long-term marketing commitments due to Intuit through July 2003, effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will pay Intuit a portion of the transaction fees received by InsWeb from the Intuit internet traffic, payable on a quarterly basis.

InsWeb currently anticipates that its cash, cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Although InsWeb does not anticipate the need for additional financing, InsWeb nevertheless may require additional funds to meet operating needs, or to expand its business internally or through acquisition. InsWeb cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, its business could be materially harmed. If additional funds were raised through the issuance of equity securities, the percentage ownership of InsWeb’s then-current stockholders would be reduced.

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur significant operating losses for the foreseeable future. We incurred operating losses of $46.0 million for the year ended December 31, 2001, $53.6 million for the year ended December 31, 2000, and $38.4 million for the year ended December 31, 1999. For the three months ended March 31, 2002 we incurred an operating loss of $2.8 million.  As of March 31, 2002, our accumulated deficit was $163.7 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

•                                          Our ability to convert site visits into transaction fees and/or revenue from insurance agency activities may fluctuate due to changes in our user interface or other features on our site or changes in the underwriting criteria used by our participating insurance companies to determine which consumers will be offered quotes; and

•                                          Our ability to generate transaction fees and/or revenue from insurance agency activities may also be harmed due to technical difficulties on our website that hamper a consumer’s ability to start or complete a shopping session.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 67% of our transaction revenues in 2001, approximately 69% in 2000 and approximately 78% in 1999. For the three months ended March 31, 2002 auto insurance account for approximately 80% of our transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

If we are unable to promote our brand and expand our brand recognition, our ability to draw consumers to our website will be limited

A growing number of websites offer services that are similar to and competitive with the services offered on our online insurance marketplace. Therefore, a positive recognition of our brand is critical to attracting additional consumers to our website, strengthening our relationships with participating insurance companies and attracting new insurance companies. In order to attract and retain consumers and insurance companies and to promote and maintain our brand, through the first quarter of 2000, we increased our financial commitment to creating and maintaining prominent brand awareness. Beginning in the second quarter of 2000, our consumer-marketing program has been reduced and our radio and television marketing campaigns have been discontinued. Our current marketing program consists of the maintenance of certain network online relationships and other selective cost effective marketing campaigns, designed to maintain consumer awareness of InsWeb and our online insurance marketplace. If our marketing efforts do not generate a corresponding increase in revenues or we otherwise fail to successfully promote our brand, or if these efforts require excessive expenditures, our business will be harmed. Moreover, if visitors to our website do not perceive our existing services or the products and services of our participating insurance companies to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be harmed.

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

•                                          adopt more aggressive pricing policies; and

•                                          make more attractive offers to potential employees, online companies and third–party service providers.

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

Our plan to expand our online insurance agency operations will require significant resources and we may not be able to generate sufficient revenues to recover our expenses

Since October 1999, InsWeb has been operating an online insurance agency business. Our online agency receives a commission on the sale and renewal of the automobile insurance polices sold though its offices. Our plan to expand our online agency operations requires that we attract and retain highly skilled sales agents and customer care personnel. We face competition from other agencies and insurance companies for these agents. In addition, we will need additional carriers to appoint us as an agent and pay us commissions. Although the agency infrastructure is already in place, integration of additional carriers into our online agency operations may take more time and be more expensive than we project. If we are unable to implement our expansion in a timely and cost-effective manner, we may not be able to recover our costs and our business will be harmed.

Because a limited number of customers account for a majority of our revenues, the loss of a single customer relationship could result in a substantial drop in our revenues

Revenues from Amica, GE Financial Assurance and AIG accounted for approximately 11%, 11%, and 10%, respectively, of our revenues in 2001. Revenues from State Farm, AIG, and GE Financial Assurance accounted for approximately 14%, 11% and 9%, respectively, of our revenues in 2000, and revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues in 1999. In May 2000, State Farm discontinued participating in InsWeb’s marketplaces for automobile, term life, homeowners, condominium and renters insurance.  Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. Although InsWeb continually seeks new carriers to participate in the online marketplace, we may be unable to add any new carriers.

In most jurisdictions, we rely on the participation of a limited number of insurance companies on our online marketplace, and the loss of any of these insurance companies could make our online marketplace less attractive to consumers

Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with a significant number of insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from one to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only three or fewer insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. At March 31, 2002, there were 15 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. No automobile insurance quotes are available in New Jersey, and as of March 31, 2002, there was one jurisdiction in which only one insurance company is offering automobile quotes on our online marketplace. If any insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be greatly diminished.

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

We may have difficulty integrating new insurance companies into our online marketplace or agency operations, which could harm our ability to offer improved comparison-shopping opportunities and thus limit the attractiveness of our service to consumers

Integration of an insurance company into our online marketplace requires a significant commitment of time and resources on our part and on the part of the insurance company, and is a technologically difficult process. This integration process typically takes from three to six months to complete and typically requires us to expend between 160 and 2,000 man-hours. To develop company–sponsored quotes for consumers, the integration requires either the development of a customized interface with the carrier’s own rating system, accessing a third–party rating engine of the carrier’s choice, or adding the carrier’s rating information into InsWeb’s proprietary rating engines. Though integration into our agency operations may require fewer resources to implement than integration of an insurance company into our online marketplace, potential participating insurance companies may not be willing to invest the time and resources necessary to achieve this integration, or we may not be able to overcome the technological difficulties associated with, or devote the time and resources necessary to, successfully integrate the insurance company into our online marketplace or our agency operations.

We do not have exclusive relationships or long-term contracts with insurance companies, which may limit our ability to retain these insurance companies as participants in our marketplace and maintain the attractiveness of our services to consumers

We do not have an exclusive relationship with any of the insurance companies whose insurance products are offered on our online marketplace, and thus, consumers may obtain quotes and coverage from these insurance companies without using our website. Our participating insurance companies offer their products directly to consumers through insurance agents, mass marketing campaigns or through other traditional methods of insurance distribution. These insurance companies can also offer their products and services over the Internet, either directly to consumers or through one or more of our online competitors, or both. In addition, most of our agreements with our participating insurance companies are cancelable at the option of either party upon 90 days’ notice or less. We have experienced, and expect to continue to experience, reductions in the level of participation in our marketplace or complete termination by participating insurance companies. These reductions in participation, terminations, or an inability to attract additional insurance companies to our marketplace could materially affect our revenues and harm our business.

The outcome and impact of litigation with our former health insurance provider is uncertain

In February 2001, InsWeb temporarily suspended its online health insurance quoting services due to the decision by eHealthInsurance, formerly InsWeb’s exclusive provider of online health insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small–group health and Medicare supplement insurance quotes to InsWeb’s users through a co-branded website. In February 2001, eHealthInsurance disabled the co-branded website and filed suit in the U.S. District Court for the Northern District of California alleging InsWeb’s failure to perform its obligations under the agreement. In March 2001, eHealthinsurance amended its suit to add allegations that InsWeb interfered with its business relationships. The complaint as amended seeks unspecified compensatory and punitive damages. InsWeb filed a counterclaim in March 2001 alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb’s business. The outcome of the lawsuit is uncertain. Even if InsWeb is successful in its counterclaim and receives a significant judgment at trial, it may be difficult to collect. Moreover, our business would be harmed if a significant portion of our assets would have to be used to satisfy an adverse judgment, and an adverse judgment could damage our reputation and make it more difficult to maintain or expand our business relationships. Although InsWeb maintains customary types of insurance, these policies may not provide adequate coverage for the types of claims asserted by eHealthInsurance.

The outcome and impact of the securities class action lawsuit involving InsWeb is uncertain

A class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of InsWeb common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased InsWeb common stock from July 22, 1999 through December 6, 2000. The complaint names as defendants InsWeb, certain officers and directors, and three underwriters for InsWeb’s initial public offering in July 1999.  The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors substantial blocks of the stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices that were above the initial public offering price. No specific damages are claimed. However, InsWeb believes that the allegations against InsWeb and its current and former officers and directors are without merit and intends to contest them vigorously. The litigation is in the preliminary stage, and InsWeb cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations or cash flows.

Traffic on our website is heavily dependent on our online relationships. These relationships may not generate sufficient revenues to justify the fees we pay to online companies. Further, our consumer traffic may decline in the event an online relationship is unsuccessful

We rely on relationships with a variety of Internet portals, financial institutions, and other online companies to attract consumers to our website. In a typical arrangement, the online company includes a “link” on its website on which a user can click to jump to our website or to a site that we operate under the online company’s name; as part of the arrangement, we typically pay the online company a portion of the resulting transaction fees and in some cases a fixed fee. These relationships may not continue to generate a substantial amount of new traffic on our website, or the revenues generated by these relationships may be insufficient to justify our payment obligations. We have experienced occasional fluctuations in the traffic from our online partners, often as a result of redesigns of their websites. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies’ websites and services. Any decline in the market presence, business or reputation of these online companies’ websites and services will reduce the value of these relationships to us and could harm our business.

We have entered into significant marketing arrangements with Yahoo! Inc., MSN and AOL. For the years ended December 31, 2001, 2000 and 1999, we received approximately 32.2%, 24.5% and 10.1% of our website traffic from these online relationships, respectively.  For the three months ended March 31, 2002 we received approximately 13.6% of our traffic from these online relationships.  Although we are not able to determine the revenue attributed to each of these relationships with precision, we estimate that traffic from these relationships accounted for 7.8%, 17.2% and 2.7% of our revenues for the year ended December 31, 2001, 2000 and 1999, respectively. For the three months ended March 31, 2002, we estimate that traffic from these relationships accounted for 13.3% of our revenues.  In January 2001,we entered into an agreement with Intuit Inc under which InsWeb serves as the exclusive aggregator of online consumer insurance services for Quicken.com®, QuickenInsurance and certain Quicken consumer desktop products. We did not renew our agreement with MSN for 2002, and our status as exclusive provider to Yahoo! and AOL was converted to non–exclusive, effective November 1, 2001 and January 1, 2002, respectively. Our ability to increase our revenues will depend, in part, on our ability to generate increased traffic to our through these significant online relationships.

Most of our relationships with online companies, excluding Yahoo!, MSN, Lycos, and AOL,  are terminable by either party on 30 to 90 days’ notice. We may not be able to negotiate or renew marketing agreements with online companies on terms that are acceptable to us. The termination, non-renewal or renewal on unfavorable terms of a relationship from which we generate significant traffic to our website would harm our business. If the recent trend of failing online companies continues, the traffic currently being received as well as the ability to attract new consumer traffic to our site could be harmed. Additionally, an online company’s failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we receive at our site, harming our business.

Laws and regulations that govern the insurance industry could expose us, or our participating insurance companies, our officers, or agents with whom we contract, to legal penalties if we fail to comply, and could require changes to our business

We perform functions for licensed insurance companies and are, therefore, required to comply with a complex set of rules and regulations that often vary from state to state. If we fail to comply with these rules and regulations, we, an insurance company doing business with us, our officers, or agents with whom we contract, could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could expose us to additional costs, including indemnification of participating insurance companies for their costs, and could require changes to our business or otherwise harm our business. Furthermore, because the application of online commerce to the consumer insurance market is relatively new, the impact of current or future regulations on InsWeb’s business is difficult to anticipate.

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

If we are unable to safeguard the security and privacy of consumers’ and participating insurance companies’ confidential data, consumers and insurance companies may not use our services and our business may be harmed

A significant barrier to electronic commerce and communications is the secure transmission of personally identifiable information of Internet users as well as other confidential information over public networks. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant expenditures to protect against security breaches or to alleviate problems caused by any breaches. To date, we have experienced no breaches in our network security. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as names, addresses, Social Security and credit card numbers, user names and passwords and insurance company rate information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms we use to protect consumers’ and insurance companies’ confidential information.

Uncertainty in the marketplace regarding the use of Internet users’ personal information, or proposed legislation limiting such use, could reduce demand for our services and result in increased expenses

Concern among consumers and legislators regarding the use of personal information gathered from Internet users could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harms our business. Legislation has been proposed at both the federal and state levels that would limit the uses of personally identifiable information of Internet users gathered online or require online services to establish privacy policies. In addition, the Federal Trade Commission has adopted regulations affecting the information gathering practices of online companies, and it has brought suit against several high profile companies for failing to adhere to the privacy policies posted on their websites. Many state insurance codes limit the collection and use of personal information by insurance companies, agents, or insurance service organizations. Failure to adhere to the growing body of privacy regulations could result in administrative actions or private litigation and harm our business.

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

Our website may not perform at levels that are satisfactory to consumers

We are continually enhancing and expanding our technology, quote generating systems, network infrastructure and other technologies to accommodate the volume of traffic on our website. We may be unsuccessful in these efforts or we may be unable to accurately project the rate or timing in the volume of traffic on our website. In addition, we cannot predict whether additional network capacity will be available from third party suppliers, as we need it. Also, our network or our suppliers’ networks might be unable to timely achieve or maintain a sufficiently high capacity of data transmission to timely process orders or effectively download data, especially if our website traffic increases. Our failure to achieve or maintain high capacity data transmission could significantly reduce consumer demand for our services.

Our facilities and systems are vulnerable to natural disasters and other unexpected losses, and we may not have adequate insurance to cover such losses

Our computer hardware operations are located in leased facilities in Gold River, California. A third–party service provider located in Rancho Cordova, California maintains a full backup system. If both of these locations experienced a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, power loss, telecommunications failures, break-ins, natural disasters and similar events. If we seek to replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

We may experience technological problems or service interruptions with individual insurance companies, which could harm the quality of service on our website

Several of our participating insurance companies have chosen a technical solution that requires that our Web servers communicate with these insurance companies’ computer systems in order to perform the underwriting and risk analysis and rating functions required to generate quotes. Thus, the availability of quotes from a given insurance company may depend in large part upon the reliability of that insurance company’s own computer systems, over which we have no control. A malfunction in an insurance company’s computer system or in the Internet connection between our Web servers and the insurance company’s system, or an excess of data traffic on that system, could result in a delay in the delivery of e-mail quotes or could cause an insurance company that provides instant quotes to go offline until the problem can be remedied. Moreover, the malfunction could cause the carrier to dispute the number of leads it received from InsWeb. Further, a computer malfunction could cause an insurance company to quote erroneous rates, in which case the insurance company would be required to take itself offline until the malfunction can be corrected. Any technological problems with or interruption of communications with an insurance company’s computer systems could materially reduce the number of competing insurance companies available to provide quotes, and therefore the level of service perceived by consumers, on our online marketplace.

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

If the Internet does not continue to develop and reliably support the demands placed on it by electronic commerce and other high volume applications, our business will suffer

The Internet may not become a viable medium for commerce or comparison insurance shopping for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the Internet continues to experience significant growth in the number of users, levels of traffic or networks’ capacities for transmitting large amounts of data, the Internet’s infrastructure may not be able to support the demands placed upon it. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face additional outages and delays in the future. These outages and delays could reduce the level of traffic and therefore the number of consumer insurance inquiries on our website. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet could also result in slower response times and reduced use of the Internet.

Regulation of the Internet is unsettled, and future regulations could inhibit the growth of the Internet and otherwise harm our business

The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. Furthermore, the growth and development of the market for electronic commerce may prompt the enactment of more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption of additional laws or regulations may inhibit the growth of the Internet as a medium for commerce and comparison insurance shopping, which could, in turn, decrease demand for our services, increase our cost of doing business, or otherwise harm our business. In addition, applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business.

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

We may be subject to claims for infringement of intellectual property, with or without merit, which could be costly to defend or settle

We may from time to time be subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. We have been subject to infringement claims in the ordinary course of business, including claims of alleged infringement of the patent and trademark rights of third parties by companies and us with which we have business relationships. Any claims of this type, with or without merit, could be time-consuming to defend, result in costly litigation, divert management attention and resources or require us to enter into royalty or license agreements. License agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

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

Our stock price has fluctuated widely, and Internet stocks in general have been extremely volatile

The trading price of our common stock has been highly volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products or new contracts by us or our competitors, loss of key customers, conditions and trends in the electronic commerce and insurance industries, changes in financial estimates by securities analysts, general market conditions and other factors. The trading prices of many Internet stocks have experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These fluctuations may continue and could harm our stock price. Any negative change in the public’s perception of the prospects of Internet or electronic commerce companies could also depress our stock price regardless of our results.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to the Company’s disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report of InsWeb to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit

Exhibit Number	Description of Document

2.3†	Amendment to License and Distribution Agreement by and between Registrant and Intuit Inc., dated as of March 28, 2002.

(b)	Reports on Form 8-K: None

†Confidential treatment has been granted as to a portion of this Exhibit.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2002	INSWEB CORPORATION (Registrant)

/s/ William D. Griffin

William D. Griffin
Chief Financial Officer