Form 10-Q
period 2002-06-30
INSWEB CORP
filed 2002-08-14
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 31, 2002 were 7,049,329 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$14,590	$14,627
Short-term investments	18,525	20,936
Accounts receivable, net of allowance of $294 and $167	2,567	2,672
Prepaid expenses and other current assets	697	1,169
Total current assets	36,379	39,404
Property and equipment, net	3,141	3,798
Prepaid marketing costs	5,268	6,020
Deposits and other assets	3,166	5,120
Total assets	$47,954	$54,342
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,082	$902
Accrued expenses	4,326	3,851
Deferred revenue	734	1,156
Marketing commitment with stockholder, current portion	4,985	2,026
Payable to stockholder, current portion	1,252	1,145
Total current liabilities	12,379	9,080
Long-term marketing commitment with stockholder	—	13,490
Total liabilities	12,379	22,570

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Paid-in capital, less treasury stock	202,086	202,044
Accumulated other comprehensive loss	(96)	(95)
Accumulated deficit	(166,422)	(170,184)
Total stockholders’ equity	35,575	31,772
Total liabilities and stockholders’ equity	$47,954	$54,342

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Transaction fees	$5,885	$5,189	$12,278	$11,769
Development and maintenance fees	434	372	875	948
Total revenues	6,319	5,561	13,153	12,717

Operating expenses:
Technology	2,598	3,900	5,618	7,877
Sales and marketing	4,583	6,817	9,425	13,468
General and administrative	1,983	1,892	3,764	4,134
Amortization of intangible assets and other	—	710	—	1,277
Total operating expenses	9,164	13,319	18,807	26,756
Loss from operations	(2,845)	(7,758)	(5,654)	(14,039)

Interest expense	(79)	(16)	(347)	(31)
Interest income and other	226	581	418	1,389
Loss before extraordinary gain	(2,698)	(7,193)	(5,583)	(12,681)
Extraordinary gain	—	—	9,345	—
Net (loss) income	$(2,698)	$(7,193)	$3,762	$(12,681)

Net (loss) income per share-basic and diluted:
Loss before extraordinary gain	$(0.38)	$(1.02)	$(0.80)	$(1.84)
Extraordinary gain	—	—	1.33	—
Net (loss) income per share-basic and diluted	$(0.38)	$(1.02)	$0.53	$(1.84)

Weighted average shares used in computing pershare amounts-basic and diluted	7,039	7,052	7,037	6,909

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$3,762	$(12,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Extraordinary gain	(9,345)	—
Amortization of intangible assets and prepaid marketing costs	752	1,146
Depreciation and amortization	1,215	2,510
Issuance of common stock warrants	—	276
Loss on disposal/sale of equipment	—	628
Other	(42)	103
Net changes in operating assets and liabilities:
Accounts receivable	105	485
Prepaid expenses and other current assets	472	1,752
Deposits and other assets	1,826	(345)
Accounts payable	180	(76)
Accrued expenses	475	809
Deferred revenue	(422)	(2,041)
Other liabilities	—	286
Net cash used in operating activities	(1,022)	(7,148)
Cash flows from investing activities:
Redemptions of short term investments	23,351	9,786
Purchases of short term investments	(20,939)	(15,319)
Purchases of property and equipment and capitalized website development costs	(283)	(1,475)
Acquisition costs relating to assets purchased from Intuit	—	(263)
Net cash provided by (used in) investing activities	2,129	(7,271)
Cash flows from financing activities:
Payments on marketing commitments	(1,186)	—
Proceeds from issuance of common stock through stock plans	42	42
Repurchase of common stock	—	(204)
Net cash used in financing activities	(1,144)	(162)
Net decrease in cash and cash equivalents	(37)	(14,581)
Cash and cash equivalents, beginning of period	14,627	24,795
Cash and cash equivalents, end of period	$14,590	$10,214

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$347	$31

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for Intuit assets	$—	$12,547
Payable to stockholder for Intuit assets	$—	$17,022

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)

1.  Business of InsWeb

InsWeb Corporation operates an online insurance marketplace that enables consumers to comparison shop online and obtain insurance company-sponsored quotes for a variety of insurance products, including automobile, term life and homeowners. InsWeb’s marketplace electronically matches consumers and insurance companies. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes for actual coverage and to purchase automobile insurance coverage through InsWeb’s insurance agency. Management believes that InsWeb provides insurance companies with pre-qualified consumers at attractive acquisition costs, as well as the scalable, cost-efficient distribution capabilities of InsWeb’s Internet-based model.

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

2.  Basis of Presentation

The consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiary, InsWeb Insurance Services, Inc. (“InsWeb” or the “Company”).  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of June 30, 2002 and the results of operations and cash flows for the three and six months ended June 30, 2002 and June 30, 2001.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission.

3.  Net Loss Per Share – Basic and Diluted

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.  Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants had been exercised.  Except for the six month period ended June 30, 2002, common equivalent shares from stock options and warrants have been excluded from the computation of net loss per share-diluted as their effect is antidilutive.  For the six-month period ended June 30, 2002, shares used in the computation of diluted earnings per share are not significantly different than the number of shares used in the computation of basic earnings per share.

4.  Revenues

Revenues by source for the three and six months ended June 30, 2002 and 2001 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Transaction revenues:
Auto insurance	$4,750	$3,856	$9,970	$7,690
Term life insurance	1,054	1,144	2,143	2,064
Other insurance	81	189	165	2,015
Total transaction revenue	5,885	5,189	12,278	11,769
Development and maintenance fees	434	372	875	948
Total revenues	$6,319	$5,561	$13,153	$12,717

5.  Comprehensive (Loss) Income

Total comprehensive (loss) income for the three and six months ended June 30, 2002 and 2001 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net (loss) income	$(2,698)	$(7,193)	$3,762	$(12,681)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(165)
Change in unrealized gain (loss) on investments	8	2	(1)	5
Total comprehensive (loss) income	$(2,690)	$(7,191)	$3,761	$(12,841)

6.  Related Party Transactions

During the three and six months ended June 30, 2002, InsWeb recognized $383 and $740, respectively, in marketing expenses under a marketing agreement with an Internet company, compared to $1,025 and $2,025, respectively for the comparable periods in 2001.  An affiliate of the Internet company became a stockholder of InsWeb in December 1998.

For the three months ended June 30, 2002 and 2001, InsWeb paid Intuit Inc. (“Intuit”) $750 and $625 under a license and distribution agreement, which was amended on March 28, 2002 (see Note 8).  For the six months ended June 30, 2002 and 2001, InsWeb paid Intuit $1,500 and $1,250, respectively, under this license and distribution agreement.

7.  Recent Accounting Pronouncement

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), the “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items.   SFAS 145 will be effective for InsWeb’s fiscal year beginning January 1, 2003.  Upon the effective date of SFAS 145, the extraordinary gain of $9,345 recorded in connection with the amendment of the license and distribution agreement with Intuit (see Note 8) will be reclassified to other income.  Except for this reclassification, the adoption of SFAS 145 will not affect InsWeb’s financial condition, results of operations or cash flows.

8.  Commitments and Contingencies

Marketing Agreements

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

On March 28, 2002, the parties amended the agreement.  Under the amended agreement, InsWeb will make the originally agreed upon fixed payments (long–term marketing commitments) only through July 31, 2003 ($4,250 from April 2002 through May 2003). Fixed payments previously payable to Intuit after July 31, 2003 have been forgiven ($2,000 in 2003, $5,000 in 2004 and $6,000 in 2005). Effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will pay Intuit a portion of the transaction fees received by InsWeb from the Intuit Internet traffic, payable on a quarterly basis.  The net result of this amended contract was a $9,345 extraordinary gain, accounted for in InsWeb’s results of operations for the quarter ended March 31, 2002.

At June 30, 2002, future minimum payments under this agreement were:  $1,500 in 2002; $2,000 in 2003; and none thereafter.

eHealthInsurance Litigation

In February 2001, InsWeb temporarily suspended its online health insurance quoting services due to the decision by eHealthInsurance, Inc. (“eHealthInsurance”), formerly InsWeb’s exclusive provider of online health insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small–group health and Medicare supplement insurance quotes to InsWeb’s users through a co-branded website. In February 2001, eHealthInsurance filed suit in the U.S. District Court for the Northern District of California alleging InsWeb’s failure to perform its obligations under the agreement. The complaint seeks unspecified compensatory and punitive damages.  In March 2001, InsWeb filed a counterclaim alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb’s business.  Due to the inherent uncertainties of litigation, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any. InsWeb believes it has meritorious defenses with respect to this claim, however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations or cash flows.

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

9.  Subsequent Events

In July 2002, InsWeb and its sub-lessee agreed to amend the existing sublease covering portions of the property InsWeb formerly occupied as its headquarters.  Under the terms of the amendment, the sublessee has agreed to rent the entire premises for the entire remaining term of the InsWeb lease (through September 2008).  All rent amounts and operating expenses otherwise payable by InsWeb to the landlord will be paid directly by the sub-lessee.  As a result, InsWeb anticipates a reduction in its operating lease commitments of $11,600 throughout the remainder of the lease.  However, in the event that the sub-lessee defaults on the amended sublease agreement, InsWeb would continue to be responsible to make the required lease payments during the remaining term of the lease agreement.

In July 2002, the Board of Directors authorized management to repurchase shares of InsWeb’s common stock for a total purchase price of up to $1,000 over the succeeding 12-month period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

InsWeb has included in this filing certain “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning InsWeb’s business, operations and financial condition.  The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward–looking statements.  Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance.  Actual results could differ materially from those anticipated in such forward–looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb’s marketplace, limited operating history, anticipated losses, the unpredictability of future revenues, reliance on key customers – property and casualty insurance carriers- who are themselves subject to volatility in their operating cycles, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances.  These risks and uncertainties, as well as other risks and uncertainties are described in greater detail in the section entitled “Factors That May Affect Future Performance.” All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

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

InsWeb also generates development and maintenance fees from its participating insurance companies.  InsWeb charges a fee to design and develop customized interfaces between an insurance company’s information system and the InsWeb site.  InsWeb recognizes revenue from set-up fees received from a participating insurance carrier ratably over the estimated life of the carrier relationship, after the development work is complete and the insurance company’s integration with the Company’s site has become operational (“Live Date”). Additional development fees are charged as insurance companies add new products, increase their geographic coverage and convert to instant quoting capability on the InsWeb online insurance marketplace, as well as for periodic upgrades and changes to insurance companies’ information resident on the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb’s facility that is dedicated to specific insurance companies. These maintenance fees are typically payable monthly and are recognized as revenue ratably over the term of the maintenance agreement. Prepaid development and maintenance fees are recorded as deferred revenue until earned. Development and maintenance fees are expected to account for a declining percentage of total revenues as transaction fees increase.

Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for product and site development personnel involved with the planning and design of carrier implementation and integration.  InsWeb expects its technology expenditures to remain at current levels for the remainder of 2002.

Sales and marketing expenses consist of direct marketing expenditures that include advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace.  InsWeb’s current consumer marketing program is focused on maintaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace.  Also included in sales and marketing expense are payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for the InsWeb Insurance Agency, which includes selling agents, underwriters, supervisors and customer service and support groups.  Direct marketing costs will fluctuate based on the amount of consumer traffic driven to the InsWeb marketplace, while all other sales and marketing expenditures are expected to remain at current levels for the remainder of 2002.

General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenditures are expected to remain at current levels for the remainder of 2002.

Since its inception, InsWeb has incurred significant losses, and as of June 30, 2002 InsWeb had an accumulated deficit of $166.4 million.  These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities.  InsWeb intends to continue to invest in product development, sales and marketing and in its administrative infrastructure.  As a result, InsWeb believes that it will continue to incur operating losses at least through the balance of the current fiscal year.  Although InsWeb has experienced revenue growth in recent periods, its operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb’s revenue growth will continue or that it will be able to achieve and sustain profitability.  Due to the rapidly evolving nature of InsWeb’s business and its limited operating history, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

The following table sets forth certain statement of operations items as a percentage of total revenues for the three and six months ended June 30, 2002 and 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Transaction fees	93%	93%	93%	93%
Development and maintenance fees	7%	7%	7%	7%
Total	100%	100%	100%	100%
Operating expenses:
Technology	41%	70%	43%	62%
Sales and marketing	73%	123%	72%	106%
General and administrative	31%	34%	28%	32%
Amortization of intangible assets and other	—	13%	—	10%
Total	145%	240%	143%	210%
Loss from operations	(45)%	(140)%	(43)%	(110)%

Revenues

Transaction Fees.  During the first six months of 2002, approximately 1.5 million shopping sessions were completed for auto transactions at InsWeb, a 36% increase from the approximate 1.1 million shopping sessions completed for auto in the first six months of 2001.  Approximately 4.4 million consumer quotes were presented for auto transactions during the first six months of 2002, an increase of 57% from the approximate 2.8 million consumer quotes presented for auto transactions in the comparable period in 2001.

Auto transaction fees accounted for $4.7 million and $10.0 million of total revenues for the three and six months ended June 30, 2002, compared to $3.9 million and $7.7 million of total revenue, for the comparable periods in 2001. The increase for the three and six months ended June 30, 2002 was primarily attributable to the increased number of leads generated by an increased number of shopping sessions. The increase in shopping sessions resulted from increased consumer traffic from InsWeb’s online marketing activities.

Term life transaction fees accounted for $1.1 million of total revenues for the three months ended June 30, 2002 and 2001, respectively. Term life transaction fees accounted for $2.1 million of total revenues for the six months ended June 30, 2002 and 2001, respectively.  Term life leads and shopping sessions remained relatively level for the three and six months ended June 30, 2002.

Other insurance transaction revenues accounted for $0.1 million and $0.2 million of total revenues for the three and six months ended June 30, 2002, compared to $0.2 million and $2.0 million of total revenue, for the comparable periods in 2001. The decrease for the three months ended June 30, 2002 was primarily due to decreased leads and shopping sessions related to home products insurance offerings.  The decrease for the six months ended June 30, 2002 was primarily attributable to the loss of  eHealthInsurance, effective February 2001. eHealthInsurance represented none of InsWeb’s other transaction revenues for the six months ended June 30, 2002 versus $1.5 million  in the comparable prior period.  This decrease was also partially due to decreased leads and shopping sessions for home product offerings.

Development and Maintenance Fees.  Development and maintenance fees accounted for $0.4 million and $0.9 million of total revenues, for the three and six months ended June 30, 2002, each of which was unchanged from the comparable period in 2001.  Development and maintenance fees remained flat as the number of carriers participating at InsWeb remained relatively unchanged.

Operating Expenses

Technology.  Technology expenses decreased to $2.6 million and $5.6 million for the three and six months ended June 30, 2002, from $3.9 million and $7.9 million for the comparable periods in 2001.  The decreases were primarily attributable to reduced headcount and retention bonuses that were earned in 2001.

Sales and Marketing.  Sales and marketing expenses decreased to $4.6 million and $9.4 million for the three and six months ended June 30, 2002, from $6.8 million and $13.5 million for the comparable periods in 2001.  Direct marketing expenses decreased to $2.8 million and $5.7 million for the three and six months ended June 30, 2002, from $4.4 million and $8.6 million for the comparable periods in 2001.  The decreases were primarily attributable to a significant reduction in non-Internet advertising relationships combined with a reduction in headcount and retention bonuses that were earned in 2001.

General and Administrative.  General and administrative expenses increased to $2.0 million for the three months ended June 30, 2002, from $1.9 million for the comparable period in 2001 and decreased to $3.8 million for the six months ended June 30, 2002, from $4.1 million for the comparable period in 2001. The increase for the three months was primarily due to legal expenses incurred during the period in connection with the pending litigation with eHealthInsurance.  The decrease for the six months ended June 30, 2002 compared to same period in the prior year was due to reductions in personnel and related costs and decreased office and occupancy costs, partially offset by increased legal expenses.

Amortization of Intangible Assets and Other.  Amortization of intangible assets and other during the three and six months ended June 30, 2001 was $0.7 million and $1.3 million.  These amounts primarily represent the amortization of intangibles associated with the acquisition of certain assets from Intuit in January 2001.

Interest Expense

Interest expense increased to $79,000 and $347,000 during the three and six months ended June 30, 2002, from $16,000 and $31,000 for the comparable periods in 2001. The increase in interest expense was primarily attributable to imputed interest associated with the long-term marketing commitments (fixed payments) recorded in conjunction with the acquisition of certain assets from Intuit in January 2001. See additional discussion at Note 8 of notes to condensed consolidated financial statements.

Interest Income and Other

Interest income and other decreased to $0.2 million and $0.4 million for the three and six months ended June 30, 2002, from $0.6 million and $1.4 million for the comparable periods in 2001. Interest income and other includes income earned on InsWeb’s investments and the gain (loss) on foreign currency exchange rate fluctuations associated with InsWeb investment in Finance All K.K. as well as a note payable to a strategic partner and stockholder incurred in connection with InsWeb’s investment in Finance All K.K. The decrease in interest income and other was primarily a result of decreased interest income due to lower average cash and short-term investment balances during 2002 and, to a lesser extent, lower interest rates.

Extraordinary Gain

On March 28, 2002, InsWeb amended its license and distribution agreement with Intuit.  Under the amended agreement, InsWeb will make the originally agreed upon fixed payments (long–term marketing commitments) through July 31, 2003.   The net result of this amended contract was a $9.3 million extraordinary gain, accounted for in InsWeb’s results of operations for the quarter ended March 31, 2002.  See additional discussion at Note 8 of notes to condensed consolidated financial statements.

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

Cost-Method Investments.  InsWeb holds a minority ownership interest in Finance All K.K., a privately-held corporation.  As of June 30, 2002, the carrying value of this investment was $1.7 million.  InsWeb would record an investment impairment charge if and when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of Finance All K.K. could result in losses or an inability to recover the carrying value of the investment that is not currently reflected in the investment’s carrying value, thereby possibly requiring an impairment charge in the future.

Contingencies.  As discussed above, eHealthInsurance has filed suit in U.S. District Court against InsWeb alleging InsWeb’s failure to perform its obligations under the linking agreement, and a class action lawsuit has been filed that alleges that InsWeb violated certain federal securities laws at the time of its initial public offering. InsWeb is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as the potential range of probable loss. Due to the inherent uncertainties of litigation, InsWeb cannot accurately predict the ultimate outcome of these matters at this time and, therefore, cannot estimate the range of probable loss, if any. InsWeb believes it has meritorious defenses with respect to these claims. However, InsWeb cannot assure that it will prevail in these actions and therefore, a reserve may be required in the future due to new developments in these actions or changes in approach, such as a change in settlement strategy.

Liquidity and Capital Resources

At June 30, 2002, InsWeb’s principal source of liquidity was $33.1 million in cash, cash equivalents and short–term investments, which decreased from $35.6 million as of December 31, 2001.  The decrease resulted from the use of $1.0 million, $0.3 million and $1.1 million in operating, investing and financing activities, respectively.

For the six months ended June 30, 2002, net cash used in operating activities was $1.0 million compared to net cash used in operating activities of $7.1 million for the comparable period in 2001.  For the six months ended June 30, 2002, non-cash items included an extraordinary gain of $9.3 million, amortization of intangibles and prepaid marketing costs of $0.8 million, and depreciation and amortization of assets of $1.2 million.  A decrease in deferred revenue of $0.4 million offset by a decrease in deposits and other assets of $1.8 million (which was the result of the transfer of $1.2 million to cash for the return of a leased-property’s security deposit) and an increase in accrued expenses of $0.5 million, also contributed to the cash used in operations for the six months ended June 30, 2002.

For the six months ended June 30, 2002, net cash provided by investing activities was $2.1 million, which primarily consisted of the redemptions of short–term investments offset by the purchase of short-term investments and $0.3 million of expenditures for property and equipment.

For the six months ended June 30, 2002, net cash used in financing activities was $1.1 million.  Cash outflows were attributable to a fixed payment made to Intuit for marketing commitments pursuant to the agreement entered into with Intuit in January 2001, as amended in March 2002, offset partially by the proceeds from the issuance of common stock through InsWeb’s stock plans.

As of June 30, 2002, InsWeb had the following contractual commitments (in thousands):

	Total	2002	2003	2004	2005	2006	Thereafter

Long-term marketing commitment with Intuit	$3,500	$1,500	$2,000	$—	$—	$—	$—
Operating leases	23,936	1,637	3,360	3,356	3,257	3,391	8,935
Other marketing commitments	567	400	167	—	—	—	—
Promissory note payable to stockholder	1,252	1,252	—	—	—	—	—
	$29,255	$4,789	$5,527	$3,356	$3,257	$3,391	$8,935

In addition to the fixed payments for long-term marketing commitments due to Intuit through July 2003, effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will pay Intuit a portion of the transaction fees received by InsWeb from Intuit Internet traffic, payable on a quarterly basis.

In July 2002, InsWeb and its sub-lessee agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City.  Under the terms of the amendment, the sub-lessee has agreed to rent the entire premises for the entire remaining term of InsWeb’s lease (through September 2008).  All rent and operating expenses otherwise payable by InsWeb to the landlord will be paid directly by the sub-lessee.  As a result, InsWeb anticipates a reduction in its operating lease commitments of $11.6 million throughout the remainder of the lease.  However, in the event that the sub-lessee defaults on the amended sublease agreement, InsWeb would continue to be responsible to make the required lease payments during the remaining term of the lease agreement.

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

•                  our potential inability to successfully manage  growth, which could lead to management distractions and increased operating expenses;

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur operating losses for the foreseeable future. We incurred operating losses of $46.0 million for the year ended December 31, 2001, $53.6 million for the year ended December 31, 2000, and $38.4 million for the year ended December 31, 1999. For the six months ended June 30, 2002 we incurred an operating loss of $5.7 million.  As of June 30, 2002, our accumulated deficit was $166.4 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 67% of our transaction revenues in 2001, approximately 69% in 2000 and approximately 78% in 1999. For the six months ended June 30, 2002 automobile insurance accounted for approximately 81% of our transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

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

If our participating insurance companies or our insurance agency do not continue to provide high quality products and service to consumers, our brand will be harmed and our ability to attract consumers to our website will be limited

Our ability to maintain a positive recognition of our brand depends in part on the quality of the products and services consumers receive from our participating insurance companies or our insurance agency, including timely response to requests for quotes or coverage. If we are unable to provide consumers with high-quality products and services, the value of our brand may be harmed and the number of consumers using our services may decline. We have from time to time received complaints from consumers who have not received a timely response to a request for an insurance quote. Although we have taken steps to increase responsiveness to consumer requests, these steps and future efforts we may make may not be successful. In addition, if any of our major participating insurance companies were to discontinue their business, be downgraded by insurance company rating services or be financially harmed by trends in the insurance industry, our brand may be harmed.

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

Because a limited number of customers account for a majority of our revenues, the loss of a single customer relationship could result in a substantial drop in our revenues

Revenues from Amica, GE Financial Assurance and AIG accounted for approximately 11%, 11%, and 10%, respectively, of our revenues in 2001. Revenues from State Farm, AIG, and GE Financial Assurance accounted for approximately 14%, 11% and 9%, respectively, of our revenues in 2000, and revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues in 1999. Revenues from Amica, GE Financial Assurance and American Family accounted for 18%, 13% and 8%, respectively, of our revenues for the six months ended June 30, 2002.  In May 2000, State Farm discontinued participating in InsWeb’s marketplaces for automobile, term life, homeowners, condominium and renters insurance.  Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. Although InsWeb continually seeks new carriers to participate in the online marketplace, we may be unable to add any new carriers.

In most jurisdictions, we rely on the participation of a limited number of insurance companies on our online marketplace, and the loss of any of these insurance companies could make our online marketplace less attractive to consumers

Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with a significant number of insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from one to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only three or fewer insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. At June 30, 2002, there were 10 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. No automobile insurance quotes are available in New Jersey, North Carolina and Massachusetts as of June 30, 2002.  If any insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be greatly diminished.

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

We have entered into significant marketing arrangements with Yahoo! Inc., MSN and AOL. For the years ended December 31, 2001, 2000 and 1999, we received approximately 32.2%, 24.5% and 10.1% of our website traffic from these online relationships, respectively.  For the six months ended June 30, 2002 we received approximately 12.2% of our traffic from these online relationships.  Although we are not able to determine the revenue attributed to each of these relationships with precision, we estimate that traffic from these relationships accounted for 7.8%, 17.2% and 2.7% of our revenues for the years ended December 31, 2001, 2000 and 1999, respectively. For the six months ended June 30, 2002, we estimate that traffic from these relationships accounted for 12.1% of our revenues.  In January 2001, we entered into an agreement with Intuit under which InsWeb serves as the exclusive aggregator of online consumer insurance services for Quicken.com®, QuickenInsurance and certain Quicken consumer desktop products. We did not renew our agreement with MSN for 2002, and our status as exclusive provider to Yahoo! and AOL was converted to non–exclusive, effective November 1, 2001 and January 1, 2002, respectively. Our ability to increase our revenues will depend, in part, on our ability to generate increased traffic to our web-site through these significant online relationships.

Most of our relationships with online companies, excluding Yahoo!,  Lycos, AOL and Intuit  are terminable by either party on 30 to 90 days’ notice. We may not be able to negotiate or renew marketing agreements with online companies on terms that are acceptable to us. The termination, non-renewal or renewal on unfavorable terms of a relationship from which we generate significant traffic to our website would harm our business. If the recent trend of failing online companies continues, the traffic currently being received as well as the ability to attract new consumer traffic to our site could be harmed. Additionally, an online company’s failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we receive at our site, harming our business.

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

We may experience technological problems or service interruptions with individual insurance companies, which could harm the quality of service on our website

Several of our participating insurance companies have chosen a technical solution that requires that our website servers communicate with these insurance companies’ computer systems in order to perform the underwriting and risk analysis and rating functions required to generate quotes. Thus, the availability of quotes from a given insurance company may depend in large part upon the reliability of that insurance company’s own computer systems, over which we have no control. A malfunction in an insurance company’s computer system or in the Internet connection between our website servers and the insurance company’s system, or an excess of data traffic on that system, could result in a delay in the delivery of e-mail quotes or could cause an insurance company that provides instant quotes to go offline until the problem can be remedied. Moreover, the malfunction could cause the carrier to dispute the number of leads it received from InsWeb. Further, a computer malfunction could cause an insurance company to quote erroneous rates, in which case the insurance company would be required to take itself offline until the malfunction can be corrected. Any technological problems with or interruption of communications with an insurance company’s computer systems could materially reduce the number of competing insurance companies available to provide quotes, and therefore the level of service perceived by consumers, on our online marketplace.

We rely on the services of our executive officers and other key personnel, whose knowledge of our business and the insurance industry and technical expertise would be extremely difficult to replace

Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, our Chairman of our Board. Mark P. Guthrie, our President and Chief Executive Officer, and the loss of the services of any of our executive officers or other key employees could harm our business.

We have no long-term employment agreements with any of our key personnel, although Mr. Guthrie is entitled to certain severance benefits should his employment be immediately terminated. We maintain a $2 million life insurance policy on each of Mr. Enan and Mr. Guthrie that names us as the beneficiary, but maintain no similar insurance on any of our other key employees. Additionally, InsWeb has granted stock options as incentives to executive officers and new employees, including Mr. Guthrie, and certain other key personnel. As the value of these incentives are highly dependent on an increase in the market price of our common stock, we may be unable to retain such key employees, nor retain or recruit other officers and key employees in the future.

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

PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

InsWeb’s 2002 Annual Meeting of Stockholders was held on May 28, 2002. At the meeting, Hussein A. Enan, the nominee of management, was elected to serve as a Class III director, until InsWeb’s 2008 Annual Meeting of Stockholders, by a vote of 6,047,967 shares for and 112,236 shares witheld.

The following additional items were voted upon at the meeting:

1.               A proposal to ratify the appointment of Ernst & Young LLP as InsWeb’s independent auditor for the year ending  December 31, 2002 was approved by a vote of 6,114,467 shares for; 44,918 shares against; and 818 shares abstaining.

2.               A proposal to amend InsWeb’s 1997 Stock Option Plan to (i) increase the size of options granted automatically to directors for attendance at meetings of Board of Directors and committees of the Board and (ii) to limit to 250,000 shares the maximum number of shares of Common Stock for which options may be granted to any employee in the fiscal year of the employee’s commencement of service and to 250,000 shares in any subsequent fiscal year was approved by a vote of 5,385,569 shares for; 759,725 shares against and 14,909 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

Exhibit Number	Description of Document

99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

(b)           Reports on Form 8-K: None

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002	INSWEB CORPORATION (Registrant)

/s/ William D. Griffin

William D. Griffin Chief Financial Officer