Form 10-Q
period 2002-09-30
INSWEB CORP
filed 2002-11-14
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 31, 2002 were 7,047,829 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$9,048	$14,627
Short-term investments	21,895	20,936
Accounts receivable, net	2,461	2,672
Prepaid expenses and other current assets	1,562	1,169
Total current assets	34,966	39,404
Property and equipment, net	2,262	3,798
Prepaid marketing costs	4,892	6,020
Deposits and other assets	2,411	5,120
Total assets	$44,531	$54,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,161	$902
Accrued expenses	3,952	3,851
Deferred revenue	617	1,156
Marketing commitment with stockholder, current portion	4,285	2,026
Payable to stockholder, current portion	1,237	1,145
Total current liabilities	11,252	9,080
Long-term marketing commitment with stockholder	—	13,490
Total liabilities	11,252	22,570

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Paid-in capital, less treasury stock	202,097	202,044
Accumulated other comprehensive loss	(94)	(95)
Accumulated deficit	(168,731)	(170,184)
Total stockholders’ equity	33,279	31,772
Total liabilities and stockholders’ equity	$44,531	$54,342

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues:
Transaction fees	$5,734	$5,407	$18,012	$17,176
Development and maintenance fees	282	423	1,157	1,371
Total revenues	6,016	5,830	19,169	18,547

Operating expenses:
Technology	2,338	3,523	7,956	11,400
Sales and marketing	4,376	7,185	13,801	20,653
General and administrative	1,725	1,731	5,489	5,865
Amortization of intangible assets and other	—	703	—	1,980
Total operating expenses	8,439	13,142	27,246	39,898
Loss from operations	(2,423)	(7,312)	(8,077)	(21,351)

Interest expense	(67)	(18)	(414)	(49)
Interest income and other	181	387	599	1,776
Loss before extraordinary gain	(2,309)	(6,943)	(7,892)	(19,624)
Extraordinary gain	—	—	9,345	—
Net (loss) income	$(2,309)	$(6,943)	$1,453	$(19,624)

Net (loss) income per share-basic and diluted:
Loss before extraordinary gain	$(0.33)	$(0.99)	$(1.12)	$(2.82)
Extraordinary gain	—	—	1.33	—
Net (loss) income per share-basic and diluted	$(0.33)	$(0.99)	$0.21	$(2.82)

Weighted average shares used in computing per share amounts- basic and diluted (Note 3)	7,045	7,026	7,040	6,949

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,453	$(19,624)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Extraordinary gain	(9,345)	—
Amortization of intangible assets and prepaid marketing costs	1,129	1,802
Depreciation and amortization	1,530	4,231
Issuance of common stock warrants	—	276
Loss on disposal/sale of equipment	—	663
Other	(51)	206
Net changes in operating assets and liabilities:
Accounts receivable	211	(230)
Prepaid expenses and other current assets	(393)	2,547
Deposits and other assets	2,502	(321)
Accounts payable	259	144
Accrued expenses	1,110	(212)
Deferred revenue	(539)	(1,934)
Security deposit payable	(1,007)	—
Other liabilities	—	359
Net cash used in operating activities	(3,141)	(12,093)
Cash flows from investing activities:
Redemptions of short-term investments	31,971	24,481
Purchases of short-term investments	(32,930)	(21,285)
Purchases of property and equipment and capitalized website development costs	(571)	(1,516)
Sales of property and equipment	926	—
Acquisition costs relating to assets purchased from Intuit	—	(263)
Net cash (used in) provided by investing activities	(604)	1,417
Cash flows from financing activities:
Payments on marketing commitments	(1,887)	—
Proceeds from issuance of common stock through stock plans	64	94
Repurchase of common stock	(11)	(204)
Net cash used in financing activities	(1,834)	(110)
Net decrease in cash and cash equivalents	(5,579)	(10,786)
Cash and cash equivalents, beginning of period	14,627	24,795
Cash and cash equivalents, end of period	$9,048	$14,009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$414	$49

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for Intuit assets	$—	$12,547
Payable to stockholder for Intuit assets	$—	$17,022

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of September 30, 2002 and the results of operations and cash flows for the three and nine months ended September 30, 2002 and September 30, 2001.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission.

3.  Net Loss Per Share – Basic and Diluted

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.  Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants had been exercised.  Except for the nine month period ended September 30, 2002, common equivalent shares from stock options and warrants have been excluded from the computation of net loss per share-diluted as their effect is antidilutive.  For the nine-month period ended September 30, 2002, shares used in the computation of diluted earnings per share are not significantly different than the number of shares used in the computation of basic earnings per share.

4.  Revenues

Revenues by source for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Transaction revenues:
Auto insurance	$4,670	$3,812	$14,640	$11,502
Term life insurance	938	1,411	3,081	3,475
Other insurance	126	184	291	2,199
Total transaction revenue	5,734	5,407	18,012	17,176
Development and maintenance fees	282	423	1,157	1,371
Total revenues	$6,016	$5,830	$19,169	$18,547

5.  Comprehensive (Loss) Income

Total comprehensive (loss) income for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net (loss) income	$(2,309)	$(6,943)	$1,453	$(19,624)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(165)
Change in unrealized gain (loss) on investments	2	(1)	10	2
Total comprehensive (loss) income	$(2,307)	$(6,944)	$1,463	$(19,787)

6.  Related Party Transactions

During the three and nine months ended September 30, 2002, InsWeb recognized $207,000 and $947,000, respectively, in marketing expenses under a marketing agreement with an Internet company, compared to $1,025,000 and $3,075,000, respectively for the comparable periods in 2001.  An affiliate of the Internet company became a stockholder of InsWeb in December 1998.

For the three months ended September 30, 2002 and 2001, InsWeb paid Intuit Inc. (“Intuit”) $750,000 and $625,000 under a license and distribution agreement, which was amended on March 28, 2002 (see Note 8).  For the nine months ended September 30, 2002 and 2001, InsWeb paid Intuit $2,250,000 and $1,875,000, respectively, under this license and distribution agreement.

7.   Recent Accounting Pronouncement

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), the “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items.   SFAS 145 will be effective for InsWeb’s fiscal year beginning January 1, 2003.  Upon the effective date of SFAS 145, the extraordinary gain of $9,345,000 recorded in connection with the amendment of the license and distribution agreement with Intuit (see Note 8) will be reclassified to other income.  Except for this reclassification, the adoption of SFAS 145 is not expected to affect InsWeb’s financial condition, results of operations or cash flows.

8.   Commitments and Contingencies

Leases

In July 2002, InsWeb and its sublessee agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters.  Under the terms of the amendment, the sublessee agreed to rent the entire facility for the duration of the InsWeb lease (through September 2008).  All rent and operating expenses otherwise payable by InsWeb to the landlord will be paid directly by the sublessee.  As a result, InsWeb anticipates a reduction in its operating lease commitments of $11,139,000 throughout the remainder of the lease.  However, the sublessee is a start-up company with limited operating history and therefore there are inherent risks and uncertainties associated with its future performance. In the event that the sub-lessee defaults on the amended sublease agreement, InsWeb would be responsible for making the required lease payments to the landlord during the remaining term of the lease.

In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities.  These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to increase its existing reserves and record a charge for an additional loss provision.

Acquisition of Intuit Insurance Services

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

In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement under which Intuit and InsWeb granted one another licenses to create links between their respective websites in order to create and operate a co- branded insurance center. Under this agreement InsWeb is the exclusive aggregator of online consumer insurance services for Quicken.com, an Intuit website. The original agreement required InsWeb to pay Intuit fixed fees totaling $20,500,000 plus additional amounts associated with consumers linking from the Quicken.com website to the InsWeb co-branded insurance center. Intuit also agreed to a not-to-compete covenant for a period of five years. InsWeb recorded a long-lived asset of $17,022,000 for prepaid marketing costs and an intangible asset of $13,095,000 relating to the beneficial terms of the license and distribution agreement. The fair value of the intangible asset was estimated based on the expected Internet traffic to be received from Intuit by InsWeb. Both long-lived assets were amortized over the five-year term of the license and distribution agreement. Amortization of these assets was included as a component of sales and marketing expense.

In late 2001, as a result of significantly lower than anticipated traffic levels, InsWeb reassessed the recoverability of the assets recorded in connection with this transaction, by comparing the estimated future undiscounted cash flows expected to be generated relating to these assets to their carrying amounts. Based on this evaluation, InsWeb determined that the acquired assets were impaired and recorded an impairment charge in the fourth quarter of 2001 as the carrying value of these assets was in excess of fair value. The fair value of the acquired assets was based on estimated future cash flows to be generated from the license and distribution agreement, discounted using a rate commensurate with the risk involved.

In assessing the recoverability of InsWeb’s long-lived assets (prepaid marketing costs), InsWeb must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Specifically, the variability in anticipated traffic levels, number of completed shopping sessions, and revenue per completed shopping session affect these estimates and assumptions.  Traffic levels, number of completed shopping sessions, and revenue per completed shopping session continue to be below anticipated amounts, which may require InsWeb to record an additional impairment charge.

On March 28, 2002, the parties amended the license and distribution agreement.  Under the amended agreement, InsWeb will make the originally agreed upon fixed payments (long-term marketing commitments) only through July 31, 2003. Fixed payments previously payable to Intuit after July 31, 2003 were forgiven. Effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will pay Intuit a portion of the transaction fees received by InsWeb from the Intuit Internet traffic, payable on a quarterly basis.  The net result of this amended contract was a $9,345,000 extraordinary gain, accounted for in InsWeb’s results of operations for the quarter ended March 31, 2002.

At September 30, 2002, future minimum payments under this agreement were:  $750,000 in 2002; $2,000,000 in 2003; and none thereafter.

eHealthInsurance Litigation

In February 2001, InsWeb temporarily suspended its online health insurance quoting services due to the decision by eHealthInsurance, Inc. (“eHealthInsurance”), formerly InsWeb’s exclusive provider of online health insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small-group health and Medicare supplement insurance quotes to InsWeb’s users through a co-branded website. In February 2001, eHealthInsurance filed suit in the U.S. District Court for the Northern District of California alleging InsWeb’s failure to perform its obligations under the agreement. The complaint seeks unspecified compensatory and punitive damages.  In March 2001, InsWeb filed a counterclaim alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb’s business.  In October 2002, the parties agreed to dismiss many of the claims asserted against each other and agreed to streamline the discovery and trial procedures on the remaining claims. The trial is currently expected to take place in March 2003.  Due to the inherent uncertainties of litigation, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any. InsWeb believes it has meritorious defenses with respect to this claim, however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations or cash flows.

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

9.  Stockholders Equity

In July 2002, the Board of Directors authorized management to repurchase shares of InsWeb’s common stock for a total purchase price of up to $1,000,000 over the succeeding 12-month period.   As of September 30, 2002, a total of 4,400 shares had been repurchased at a cost of $12,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

InsWeb has included in this filing certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning InsWeb’s business, operations and financial condition.  The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward–looking statements.  Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance.  Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb’s marketplace, limited operating history, anticipated losses, the unpredictability of future revenues, reliance on key customers – property and casualty insurance carriers- who are themselves subject to volatility in their operating cycles, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances.  These risks and uncertainties, as well as other risks and uncertainties are described in greater detail in the section entitled “Factors That May Affect Future Performance.” All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

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

InsWeb’s principal source of revenues is transaction fees. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb’s participating insurance companies pay transaction fees to InsWeb generally based on qualified leads delivered to them electronically. Qualified leads are produced in two ways: for insurance companies offering consumers instant online quotes, a qualified lead is produced when a consumer requests insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when the consumer clicks to request the quote itself. In addition, InsWeb’s insurance agency operations produce commission revenue related to the sale and renewal of automobile insurance policies in nine states.

InsWeb also generates development and maintenance fees from its participating insurance companies.  InsWeb charges a fee to design and develop customized interfaces between an insurance company’s information system and the InsWeb site.  InsWeb recognizes revenue from set-up fees received from a participating insurance company ratably over the estimated life of the insurance company’s relationship, after the development work is complete and the insurance company’s integration with the Company’s site has become operational (“Live Date”). Additional development fees are charged as insurance companies add new products, increase their geographic coverage and convert to instant quoting capability on the InsWeb online insurance marketplace, as well as for periodic upgrades and changes to insurance companies’ information resident on the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb’s facility that is dedicated to specific insurance companies. These maintenance fees are typically payable monthly and are recognized as revenue ratably over the term of the maintenance agreement. Prepaid development and maintenance fees are recorded as deferred revenue until earned. Development and maintenance fees are expected to continue to decline as set-up programs have become a less significant component in an insurance company’s initial participation.

Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for product and site development personnel involved with the planning and design of carrier implementation and integration.  InsWeb expects its technology expenditures to remain at current levels for the remainder of 2002.

Sales and marketing expenses consist of direct marketing expenditures that include advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace.  InsWeb’s current consumer marketing program is focused on maintaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace.  Also included in sales and marketing expense are payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s insurance agency operations, which includes selling agents, underwriters, supervisors and customer service and support groups.  Direct marketing costs will fluctuate based on the amount of consumer traffic driven to the InsWeb marketplace, while all other sales and marketing expenditures are expected to remain at current levels for the remainder of 2002.

General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenditures are expected to remain at current levels for the remainder of 2002.

Since its inception, InsWeb has incurred significant losses, and as of September 30, 2002 InsWeb had an accumulated deficit of $168.7 million.  These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities.  InsWeb intends to continue to invest in product development, sales and marketing and in its administrative infrastructure.  As a result, InsWeb believes that it will continue to incur operating losses for at least the next twelve months.  Although InsWeb has experienced revenue growth in recent periods, its operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb’s revenue growth will continue or that it will be able to achieve and sustain profitability.  Due to the rapidly evolving nature of InsWeb’s business and its limited operating history, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

  Results of Operations

The following table sets forth certain statement of operations items as a percentage of total revenues for the three and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Transaction fees	95%	93%	94%	93%
Development and maintenance fees	5%	7%	6%	7%
Total	100%	100%	100%	100%
Operating expenses:
Technology	39%	60%	41%	62%
Sales and marketing	73%	123%	72%	111%
General and administrative	28%	30%	29%	32%
Amortization of intangible assets and other	—	12%	—	10%
Total	140%	225%	142%	215%
Loss from operations	(40)%	(125)%	(42)%	(115)%

Revenues

Transaction Fees:

(Amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Transaction revenues:
Auto insurance	$4,670	$3,812	$14,640	$11,502
Term life insurance	938	1,411	3,081	3,475
Other insurance	126	184	291	2,199
Total transaction revenues	$5,734	$5,407	$18,012	$17,176

Completed Shopping Sessions - Auto	708	596	2,218	1,679
Consumer Quotes Presented - Auto	2,216	1,740	6,586	4,496

Completed Shopping Sessions – Term life	81	99	275	279
Consumer Quotes Presented - Term life	1,490	1,768	4,325	5,248

The increase in auto transaction fees for the three and nine months ended September 30, 2002 was primarily attributable to the increased number of leads generated by an increased number of shopping sessions. The increase in shopping sessions resulted from increased consumer traffic from InsWeb’s online marketing activities.

Term life transaction fees decreased for the three and nine months ended September 30, 2002 compared to the same periods in 2001. These decreases were a result of a similar decline in term life leads and fewer term life shopping sessions.

Other insurance transaction revenues accounted for $0.1 million and $0.3 million of total revenues for the three and nine months ended September 30, 2002, compared to $0.2 million and $2.2 million of total revenue, for the comparable periods in 2001. The decrease for the three months ended September 30, 2002 was primarily due to decreased leads and shopping sessions related to home product insurance offerings.  The decrease for the nine months ended September 30, 2002 was primarily attributable to the loss of eHealthInsurance, effective February 2001. eHealthInsurance represented none of InsWeb’s other transaction revenues for the nine months ended September 30, 2002 versus $1.5 million  in the comparable prior period.  This decrease was also partially due to decreased leads and shopping sessions for home product offerings as compared to the prior period.

Development and Maintenance Fees.  Development and maintenance fees accounted for $0.3 million and $1.2 million of total revenues, for the three and nine months ended September 30, 2002, compared to $0.4 million and $1.4 million of total revenue, for the comparable periods in 2001. Development and maintenance fees are expected to continue to decline as set-up programs have become a less significant component in an insurance company’s initial participation.

Operating Expenses

Technology.  Technology expenses decreased to $2.3 million and $8.0 million for the three and nine months ended September 30, 2002, from $3.5 million and $11.4 million for the comparable periods in 2001.  The decreases were primarily attributable to reduced headcount and decreased amortization of capitalized website costs.

Sales and Marketing.  Sales and marketing expenses decreased to $4.4 million and $13.8 million for the three and nine months ended September 30, 2002, from $7.2 million and $20.7 million for the comparable periods in 2001.  Direct marketing expenses decreased to $2.5 million and $8.2 million for the three and nine months ended September 30, 2002, from $4.6 million and $13.2 million for the comparable periods in 2001.  The decreases were primarily attributable to a significant reduction in on-line advertising rates and a reduction in headcount.

General and Administrative.  General and administrative expenses were $1.7 million for each of the three month periods ended September 30, 2002 and 2001.  General and administrative expenses decreased to $5.5 million for the nine months ended September 30, 2002, from $5.9 million for the comparable period in 2001.  General and administrative expenses remained level for the three months and decreased for the nine months ended September 30, 2002 due to a reduction in personnel and related costs, offset by an increase in legal expenses incurred during the period in connection with the ongoing litigation with eHealthInsurance.

Amortization of Intangible Assets and Other.  Amortization of intangible assets and other during the three and nine months ended September 30, 2001 was $0.7 million and $2.0 million.  These amounts primarily represent the amortization of intangibles associated with the acquisition of certain assets from Intuit in January 2001.  These intangible assets were evaluated for impairment and written-off during the quarter ended December 31, 2001.

Interest Expense

Interest expense increased to $67,000 and $414,000 during the three and nine months ended September 30, 2002, from $18,000 and $49,000 for the comparable periods in 2001. The increase in interest expense was primarily attributable to imputed interest associated with the long-term marketing commitments (fixed payments) recorded in conjunction with the acquisition of certain assets from Intuit in January 2001. See Note 8 of notes to condensed consolidated financial statements.

Interest Income and Other

Interest income and other decreased to $0.2 million and $0.6 million for the three and nine months ended September 30, 2002, from $0.4 million and $1.8 million for the comparable periods in 2001. Interest income and other includes income earned on InsWeb’s investments and the gain (loss) on foreign currency exchange rate fluctuations associated with InsWeb investment in Finance All K.K. as well as a note payable to a strategic partner and stockholder incurred in connection with InsWeb’s investment in Finance All K.K. The decrease in interest income and other was primarily a result of decreased interest income due to lower average cash and short-term investments balances during 2002 and, to a lesser extent, lower interest rates.

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

Impairment of Long-Lived Assets.  In assessing the recoverability of InsWeb’s long-lived assets (prepaid marketing costs), InsWeb must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Specifically, the variability in anticipated traffic levels, number of completed shopping sessions, and revenue per completed shopping session affect these estimates and assumptions.  Traffic levels, number of completed shopping sessions, and revenue per completed shopping session continue to be below anticipated amounts, which may require InsWeb to record an additional impairment charge.

Cost-Method Investments.  InsWeb holds a minority ownership interest in Finance All K.K., a privately-held corporation.  As of September 30, 2002, the carrying value of this investment was $1.7 million.  InsWeb would record an investment impairment charge if and when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of Finance All K.K. could result in losses or an inability to recover the carrying value of the investment that is not currently reflected in the investment’s carrying value, thereby possibly requiring an impairment charge in the future.

Reserve for Lease Obligations.  InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of September 30, 2002, total future obligations for these facilities amounted to $14.6 million; this obligation is offset by future sublease income of $11.4 million. However, the sublessee is a start-up company with limited operating history and therefore there are inherent risks and uncertainties associated with its future performance. In the event that the sublessee defaults on the amended sublease agreement, InsWeb would continue to be responsible for making the required lease payments during the remaining term of the lease.  In connection with these lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. Specifically, these estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to increase its existing reserves and record a charge for this additional loss provision.

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

Liquidity and Capital Resources

At September 30, 2002, InsWeb’s principal source of liquidity was $30.9 million in cash, cash equivalents and short-term investments, which decreased from $35.6 million as of December 31, 2001.  The decrease resulted from the use of $3.1 million, and $1.8 million in operating and financing activities, respectively, partially offset by an increase of $0.2 million from investing activities.

For the nine months ended September 30, 2002, net cash used in operating activities was $3.1 million compared to  $12.1 million for the comparable period in 2001.  For the nine months ended September 30, 2002, non-cash items included an extraordinary gain of $9.3 million, amortization of intangibles and prepaid marketing costs of $1.1 million, and depreciation and amortization of assets of $1.5 million.  A decrease in deposits and other assets of $2.5 million offset by a security deposit payable of $1.0 million and an increase in accrued expenses of $1.1 million, also contributed to the cash used in operations for the nine months ended September 30, 2002.

For the nine months ended September 30, 2002, net cash used by investing activities was $0.6 million, which primarily consisted of the redemptions of short-term investments offset by the purchase of short-term investments and $0.6 million of expenditures for property and equipment.

For the nine months ended September 30, 2002, net cash used in financing activities was $1.8 million.  Cash outflows were attributable to a fixed payment made to Intuit for marketing commitments pursuant to the agreement entered into with Intuit in January 2001, as amended in March 2002, offset partially by the proceeds from the issuance of common stock through InsWeb’s stock plans.

As of September 30, 2002, InsWeb had the following contractual commitments (in thousands):

	Total	2002	2003	2004	2005	2006	Thereafter

Long-term marketing commitment with Intuit	$2,750	$750	$2,000	$—	$—	$—	$—
Operating leases	23,162	863	3,360	3,356	3,257	3,391	8,935
Other marketing commitments	500	300	200	—	—	—	—
Promissory note payable to stockholder	1,237	1,237	—	—	—	—	—
	$27,649	$3,150	$5,560	$3,356	$3,257	$3,391	$8,935

In addition to the fixed payments for long-term marketing commitments due to Intuit through July 2003, effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will pay Intuit a portion of the transaction fees received by InsWeb from Intuit Internet traffic, payable on a quarterly basis.

In July 2002, InsWeb and its sublessee agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City.  Under the terms of the amendment, the sublessee agreed to rent the entire facility for the duration of InsWeb’s lease (through September 2008).  All rent and operating expenses otherwise payable by InsWeb to the landlord will be paid directly by the sublessee.  As a result, InsWeb anticipates a reduction in its operating lease commitments of $11.1 million throughout the remainder of the lease.  However, in the event that the sublessee defaults on the amended sublease agreement, InsWeb would be responsible for making the required lease payments to the landlord totaling $11.1 million during the remaining term of the lease..

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur operating losses for the foreseeable future. We incurred operating losses of $46.0 million for the year ended December 31, 2001, $53.6 million for the year ended December 31, 2000, and $38.4 million for the year ended December 31, 1999. For the nine months ended September 30, 2002 we incurred an operating loss of $8.1 million.  As of September 30, 2002, our accumulated deficit was $168.7 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 67% of our transaction revenues in 2001, approximately 69% in 2000 and approximately 78% in 1999. For the nine months ended September 30, 2002 automobile insurance accounted for approximately 81% of our transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

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

Because a limited number of customers account for a majority of our revenues, the loss of a single customer relationship could result in a substantial drop in our revenues

Revenues from Amica, GE Financial Assurance and AIG accounted for approximately 11%, 11%, and 10%, respectively, of our revenues in 2001. Revenues from State Farm, AIG, and GE Financial Assurance accounted for approximately 14%, 11% and 9%, respectively, of our revenues in 2000, and revenues from State Farm, AIG and American Family accounted for approximately 31%, 11% and 11%, respectively, of our revenues in 1999. Revenues from Amica, GE Financial Assurance and Kemper Direct accounted for 16%, 13% and 10%, respectively, of our revenues for the nine months ended September 30, 2002.  In May 2000, State Farm discontinued participating in InsWeb’s marketplaces for automobile, term life, homeowners, condominium and renters insurance.  Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. Although InsWeb continually seeks new carriers to participate in the online marketplace, we may be unable to add any new carriers.

In most jurisdictions, we rely on the participation of a limited number of insurance companies on our online marketplace, and the loss of any of these insurance companies could make our online marketplace less attractive to consumers

Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with a significant number of insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from one to 14. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only three or fewer insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. At September 30, 2002, there were 17 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. No automobile insurance quotes are available in New Jersey, North Carolina and Massachusetts as of September 30, 2002.  If any insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be greatly diminished.

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

We may have difficulty integrating new insurance companies into our online marketplace or agency operations, which could harm our ability to offer improved comparison-shopping opportunities and thus limit the attractiveness of our service to consumers

Integration of an insurance company into our online marketplace requires a significant commitment of time and resources on our part and on the part of the insurance company, and is a technologically difficult process. This integration process typically takes from three to six months to complete and typically requires us to expend between 160 and 2,000 man-hours. To develop company-sponsored quotes for consumers, the integration requires either the development of a customized interface with the carrier’s own rating system, accessing a third-party rating engine of the carrier’s choice, or adding the carrier’s rating information into InsWeb’s proprietary rating engines. Though integration into our agency operations may require fewer resources to implement than integration of an insurance company into our online marketplace, potential participating insurance companies may not be willing to invest the time and resources necessary to achieve this integration, or we may not be able to overcome the technological difficulties associated with, or devote the time and resources necessary to, successfully integrate the insurance company into our online marketplace or our agency operations.

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

The outcome and impact of litigation with our former health insurance provider is uncertain

In February 2001, InsWeb temporarily suspended its online health insurance quoting services due to the decision by eHealthInsurance, formerly InsWeb’s exclusive provider of online health insurance quotes, to unilaterally terminate the relationship. In April 2000, the two companies signed a two-year online distribution agreement by which eHealthInsurance became the exclusive provider of individual health, small-group health and Medicare supplement insurance quotes to InsWeb’s users through a co-branded website. In February 2001, eHealthInsurance disabled the co-branded website and filed suit in the U.S. District Court for the Northern District of California alleging InsWeb’s failure to perform its obligations under the agreement. In March 2001, eHealthinsurance amended its suit to add allegations that InsWeb interfered with its business relationships. The complaint as amended seeks unspecified compensatory and punitive damages. InsWeb filed a counterclaim in March 2001 alleging that eHealthInsurance wrongfully terminated the linking agreement and pursued a course of conduct aimed at damaging InsWeb’s business. In October 2002, the parties agreed to dismiss many of the claims asserted against each other and agreed to streamline the discovery and trial procedures on the remaining claims. The trial is currently expected to take place in March 2003. The outcome of the lawsuit is uncertain. Even if InsWeb is successful in its counterclaim and receives a significant judgment at trial, it may be difficult to collect. Moreover, our business would be harmed if a significant portion of our assets would have to be used to satisfy an adverse judgment, and an adverse judgment could damage our reputation and make it more difficult to maintain or expand our business relationships. Although InsWeb maintains customary types of insurance, these policies may not provide adequate coverage for the types of claims asserted by eHealthInsurance.  An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations or cash flows.

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

Traffic on our website is heavily dependent on our online relationships. These relationships may not generate sufficient revenues to justify the fees we pay to online companies. Further, our consumer traffic may decline in the event an online relationship is unsuccessful

We rely on relationships with a variety of Internet portals, financial institutions, and other online companies to attract consumers to our website. In a typical arrangement, the online company includes a “link” on its website on which a user can click to jump to our website or to a site that we operate under the online company’s name; as part of the arrangement, we typically pay the online company a portion of the resulting transaction fees and in some cases a fixed fee. These relationships may not continue to generate a substantial amount of new traffic on our website, or the revenues generated by these relationships may be insufficient to justify our payment obligations. We have experienced occasional fluctuations in the traffic from our online partners as a result of redesigns of their websites or being outbid for promotions by other online insurance providers. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies’ websites and services. Any decline in the market presence, business or reputation of these online companies’ websites and services will reduce the value of these relationships to us and could harm our business.

We have entered into significant marketing arrangements with Yahoo! Inc., MSN and AOL. For the years ended December 31, 2001, 2000 and 1999, we received approximately 32.2%, 24.5% and 10.1% of our website traffic from these online relationships, respectively.  For the nine months ended September 30, 2002 we received approximately 11.8% of our traffic from these online relationships.  Although we are not able to determine the revenue attributed to each of these relationships with precision, we estimate that traffic from these relationships accounted for 7.8%, 17.2% and 2.7% of our revenues for the years ended December 31, 2001, 2000 and 1999, respectively. For the nine months ended September 30, 2002, we estimate that traffic from these relationships accounted for 10.6% of our revenues.  In January 2001, we entered into an agreement with Intuit under which InsWeb serves as the exclusive aggregator of online consumer insurance services for Quicken.com®, QuickenInsurance and certain Quicken consumer desktop products. We did not renew our agreement with MSN for 2002, and our status as exclusive provider to Yahoo! and AOL was converted to non–exclusive, effective November 1, 2001 and January 1, 2002, respectively. Our ability to increase our revenues will depend, in part, on our ability to generate increased traffic to our web-site through these significant online relationships.

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

Uncertainty in the marketplace regarding the use of Internet users’ personal information, or proposed legislation limiting such use, could reduce demand for our services and result in increased expenses

Concern among consumers and legislators regarding the use of personal information gathered from Internet users could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harms our business. Laws have been enacted at both the  federal and state levels that limit the uses of personally identifiable information of Internet users gathered online or require online services to establish privacy policies. In addition, the Federal Trade Commission has adopted regulations affecting the information gathering practices of online companies, and it has brought suit against several high profile companies for failing to adhere to the privacy policies posted on their websites. Many state insurance codes limit the collection and use of personal information by insurance companies, agents, or insurance service organizations. Failure to adhere to the growing body of privacy regulations could result in administrative actions or private litigation and harm our business.

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

Our facilities and systems are vulnerable to natural disasters and other unexpected losses, and we may not have adequate insurance to cover such losses

Our computer hardware operations are located in leased facilities in Gold River, California. A third-party service provider located in Rancho Cordova, California maintains a full backup system. If both of these locations experienced a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, power loss, telecommunications failures, break-ins, natural disasters and similar events. If we seek to replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

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

We rely on the services of our executive officers and other key personnel, whose knowledge of our business and the insurance industry and technical expertise would be extremely difficult to replace

Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, Chairman of our Board, and Mark P. Guthrie, our President and Chief Executive Officer, and the loss of the services of any of our executive officers or other key employees could harm our business.

We have no long-term employment agreements with any of our key personnel, although Mr. Guthrie is entitled to certain severance benefits should his employment be involuntarly terminated. We maintain a $2 million life insurance policy on each of Mr. Enan and Mr. Guthrie that names us as the beneficiary, but maintain no similar insurance on any of our other key employees. Additionally, InsWeb has granted stock options as incentives to executive officers and new employees, including Mr. Guthrie, and certain other key personnel. As the value of these incentives are highly dependent on an increase in the market price of our common stock, we may be unable to retain such key employees, nor retain or recruit other officers and key employees in the future.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                        Evaluation of disclosure controls and procedures.  The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b)                                       Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

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

Dated: November 13, 2002	INSWEB CORPORATION
(Registrant)

/s/ William D. Griffin
William D. Griffin
Chief Financial Officer

INSWEB CORPORATION

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mark P. Guthrie, President and Chief Executive Officer of InsWeb Corporation, certify that:

(1)          I have reviewed this quarterly report on Form 10-Q of InsWeb Corporation;

(2)          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)          Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mark P. Guthrie
Dated: November 13, 2002	Mark P. Guthrie
President and Chief Executive Officer

INSWEB CORPORATION

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William D. Griffin, Chief Financial Officer of InsWeb Corporation, certify that:

(1)          I have reviewed this quarterly report on Form 10-Q of InsWeb Corporation;

(2)          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)          Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ William D. Griffin
Dated: November 13, 2002	William D. Griffin
Chief Financial Officer