Form 10-K
period 2002-12-31
INSWEB CORP
filed 2003-03-27
CIK 1077370

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-26083

INSWEB CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	94-3220749 (I.R.S. Employer Identification No.)

11290 Pyrites Way, Gold River, California 95670
(Address of principal executive offices)

(916) 853-3300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES ☐    NO ☒

        The aggregate market value of registrant's voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2002), as reported on the Nasdaq National Market, was approximately $5,630,000. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Outstanding shares of registrant's common stock, $0.001 par value, as of March 20, 2003: 4,701,104

        DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the definitive Proxy Statement for registrant's 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Form 10-K Report.

PART I

        This report includes a number of forward-looking statements. Such statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially from what we say in this report. These factors include, but are not limited to, our ability to generate significant revenues from our core business; our ability to achieve or maintain profitability; our reliance on automobile insurance; our ability to expand our operations; our reliance on a limited number of insurance companies for our current revenues; and our success in developing and maintaining cost efficient online relationships to attract consumers to our website. We more fully discuss these and other risk factors in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Performance" and elsewhere in this report and in our other filings with the Securities and Exchange Commission. InsWeb undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Item 1. Business

The InsWeb Online Insurance Marketplace

        InsWeb Corporation operates an online insurance marketplace that enables consumers to comparison shop online and obtain insurance company-sponsored quotes for a variety of insurance products, including automobile, term life and homeowners. InsWeb's marketplace electronically matches consumers and insurance companies. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace. InsWeb's marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes for actual coverage and to purchase automobile insurance coverage through InsWeb's insurance agency. Management believes that InsWeb provides insurance companies with pre-qualified consumers at attractive acquisition costs, as well as the scalable, cost-efficient distribution capabilities of InsWeb's Internet-based model.

        InsWeb was originally incorporated in California in February 1995 and re-incorporated in Delaware in October 1996, and is headquartered outside Sacramento, California. InsWeb's headquarters mailing address is 11290 Pyrites Way, Gold River CA., 95670, and the telephone number at that location is (916) 853-3300. The InsWeb website is www.InsWeb.com. All periodic and current reports that have been filed with, or furnished to, the SEC are available on our website within 24 hours of the electronic filing.

  The Quote Generation and Purchase Process

        The quote generation and purchase process involves the following steps:

  •
  data entry by the consumer;

  •
  electronic underwriting;

  •
  electronic rating and generation of price quotes;

  •
  presentation of quotes to the consumer;

  •
  delivery of leads to a participating insurance company and/or InsWeb's insurance agency;

  •
  purchase of the insurance policy.

        Quotes obtained through the online marketplace are free to consumers, while participating insurance companies pay a transaction fee to InsWeb. These fees are earned either from the delivery of a lead to a participating insurance company, from a fee paid by an insurance company for each closed policy, or from a commission earned by InsWeb's insurance agency, InsWeb Insurance Services, Inc.

        Data Entry.    To initiate a shopping session, a consumer completes an online form that requests information such as the consumer's age, address and coverage requirements, a process that InsWeb estimates takes approximately 10 to 20 minutes, depending on the type of insurance sought and the complexity of the consumer's profile. The quote form captures a comprehensive set of information designed to address each of the participating insurance companies' underwriting and rating criteria. To assist consumers in evaluating and fulfilling their insurance needs, InsWeb provides consumers a variety of interactive website features and insurance-related information. In addition, InsWeb provides online help and customer service throughout the data entry process. The consumer is required to complete only one form to obtain quotes for a particular type of insurance from those participating companies offering that type of insurance in the consumer's state who have qualified that consumer. Throughout the data entry process, consumers are presented with the option of saving their data into their personal insurance profile. Consumers who are returning to the online marketplace can simply enter their user name and password to retrieve information they entered during previous visits. This information can be used to automatically complete portions of the quote form for other insurance products. Because the information insurance companies use to underwrite, rate and provide quotes to a consumer is entered directly by the consumer, the insurance companies can reduce or eliminate the expense associated with collecting consumer data. Moreover, information entered directly by consumers typically contains fewer errors than information provided orally to an agent or insurance company representative, who must then enter that information manually into the insurance company's system.

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

  •
  an interface between InsWeb's site and a third-party rating engine; or

  •
  an integration of the insurance company's rating criteria into an InsWeb's maintained rating engines.

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

        Delivery of Leads.    InsWeb earns revenues from participating insurance companies based on the delivery of qualified leads. With certain insurance companies, InsWeb is paid a fee only when the consumer purchases an insurance policy, and with others, InsWeb is paid a transaction fee based on the delivery of a lead, regardless of whether or not the consumer actually purchases a policy. Qualified leads are produced in two ways: for insurance companies providing instant online quotes, a qualified lead is produced when a consumer clicks to request insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when a consumer clicks to request the quote itself. Once a lead is generated by the consumer's request for an application or offline quote, InsWeb transmits the lead either to InsWeb Insurance Services, or to the selected insurance company or other entity by e-mail, file transfer or direct connection to the insurance company's information system. InsWeb provides each participating insurance company with custom-formatted lead information based on the insurance companies individual requirements.

        Purchase of Policy.    After InsWeb generates and delivers a qualified lead, insurance companies, or InsWeb Insurance Services, may respond directly to the interested consumer by e-mail, mail or telephone to close the purchase of the policy or direct the lead to an agent for follow-up. The delivery of a qualified lead to the insurance company does not require further involvement by InsWeb, although InsWeb monitors insurance company responses and works with companies and agents to ensure that they are responding to leads generated from the online insurance marketplace in a timely fashion. In addition, InsWeb performs closing services, through InsWeb Insurance Services, as a traditional agency, for some participating insurance companies. These closing services include advising consumers about coverage options, confirming consumer information, selling the policy and taking a premium deposit. In either case, the insurance company generally performs the ongoing servicing of the insurance policy, after it has been sold. As of December 31, 2002, InsWeb Insurance Services is selling policies on behalf of ten auto insurance companies in nine states. In addition, for one insurance company in the InsWeb term life marketplace, InsWeb Insurance Services contracts with a third-party organization to perform these closing services on its behalf.

        Customer Care.    InsWeb provides assistance to consumers throughout the data entry, quote-generation and delivery process through embedded help icons, which link to explanations of the various steps in the process and through e-mail support. InsWeb's Customer Care Center provides additional help to consumers working through the process of shopping for insurance online through email and live telephone support.

  Products and Services

        Insurance companies participating in InsWeb's online insurance marketplace currently offer automobile, term life, homeowners, renters, condominium, home warranty and motorcycle insurance. In addition, InsWeb has contractual relationships with third-party providers for critical illness and health insurance.

        Automobile Insurance.    Automobile insurance comprises the largest segment of the consumer insurance market, and, to date, has accounted for most of the consumer traffic on InsWeb's online marketplace, and a substantial majority of its revenues. At December 31, 2002, InsWeb's online marketplace offered quotes to qualified consumers in 47 states plus the District of Columbia, from 24 participating insurance companies.

        At December 31, 2002, the national average for actionable insurance quotes received by consumers participating in InsWeb's online marketplace was 2.5, of which 2.1 were instant quotes.

        Term Life Insurance.    At December 31, 2002, the InsWeb online marketplace offered comparative quotes for term life insurance from 11 companies in 48 states plus the District of Columbia.

        Homeowners/Renters/Condominium Insurance.    As of December 31, 2002, the InsWeb online marketplace offered quotes for homeowners, renters and condominium insurance from at least one insurance company in 14 states.

        Individual Health Insurance.    Commencing in 1998, individual health insurance was offered in the form of preferred provider organization plans, health maintenance organization plans and traditional indemnity plans. In April 2000, InsWeb entered into a two-year linking agreement with eHealthInsurance.com under which InsWeb originated consumers had access to a co-branded version of eHealthInsurance's individual health, small group health, and Medicare supplement insurance product offerings. In February 2001, InsWeb temporarily suspended its online health insurance quoting due to the decision by eHealthInsurance to unilaterally terminate the marketing agreement. eHealthInsurance filed suit in U.S. District Court against InsWeb alleging InsWeb's failure to perform its obligations under the agreement. In March 2001, InsWeb filed a counterclaim alleging that eHealthInsurance wrongfully terminated the agreement and pursued a course of conduct aimed at damaging InsWeb's business. The lawsuits were settled on March 24, 2003 and all claims between the parties were dismissed. In addition, eHealthInsurance agreed to pay InsWeb $800,000 for services performed by InsWeb prior to the termination of the agreement. See "Item 3—Legal Proceedings". In June 2001, InsWeb entered into a two-year agreement with QuickQuote Financial, Inc. pursuant to which QuickQuote Financial became the exclusive provider of online health insurance services to InsWeb consumers.

        Other Products and Services.    InsWeb's online marketplace also allows consumers to shop for home warranty and motorcycle insurance and critical illness insurance in some states. At present, the InsWeb online marketplace does not offer multiple quotes with respect to these types of insurance, which are offered by a single insurance company for each product in the states in which it is available. InsWeb's long-term strategy is to expand the range of insurance products and services offered through its online insurance marketplace. From time to time, InsWeb licenses its insurance quoting functionality to insurance companies and financial institutions on a selected basis.

        Non-U.S. Markets.    In 1998, InsWeb entered into a joint venture agreement with SOFTBANK Corp. to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The joint venture is carried out exclusively through InsWeb Japan K.K., a Japanese corporation, in which InsWeb owned a 25% interest until a reorganization in March 2001 under which a holding company, was created which controls InsWeb Japan K.K. and other companies in which InsWeb did not have a financial interest. In this reorganization, InsWeb's shares in InsWeb Japan K.K. were exchanged for shares in the holding company, Finance All K.K. In conjunction with the original joint venture agreement, InsWeb also entered into an agreement in August 1999 to provide consulting and hosting services to assist InsWeb Japan K.K. in developing its Internet strategy. Although this agreement has not been terminated, InsWeb does not expect to provide future consulting and hosting services to InsWeb Japan K.K. At December 31, 2002, InsWeb's ownership interest in Finance All K.K. was approximately 9%.

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

        Once an insurance company decides to participate in InsWeb's online insurance marketplace, InsWeb's implementation team works with the insurance company to integrate its insurance product information, which entails a process of specification development, education, planning and activation. Because of the complexity of interfacing with an insurance company's legacy computer systems, the implementation team conducts a thorough assessment of the insurance company's business processes, technical capabilities and desired interface to develop a comprehensive integration plan. Although the implementation process can be costly and time-consuming for both InsWeb and the insurance company, InsWeb believes that it represents a significant commitment by the insurance company, and that the insurance company typically views this expenditure of time and resources as an investment in a long-term relationship with InsWeb. Once an insurance company's initial implementation is complete, InsWeb works with the insurance company to expand its geographic coverage and add insurance products.

        At December 31, 2002, InsWeb had relationships with 37 insurance companies, including many large companies with established brand names that InsWeb believes are attractive to consumers. These companies are:

Type of Insurance	Insurance Companies
Automobile	AAA Michigan AIG Allied Insurance American Family Amica Mutual American Express Allstate Deerbrook Insurance Electric Insurance Explorer Financial Indemnity	GE Financial Assurance GMAC Integon Hartford Infinity Kemper Direct Leader National Merit Progressive Republic Indemnity Travelers Tri-State
Term Life	AAA Life Amica Life CNA GE Financial Assurance Great West John Hancock	Liberty Life Northwestern Mutual Life Sun Life Western Southern Life Zurich Life
Homeowners/Renters/Condo	American Family Amica	Tri-State
Home Warranty	Cross Country

        To date, InsWeb has been dependent on a limited number of insurance companies for a significant portion of its revenues. Revenues from the top three insurance companies that participate in InsWeb's marketplace represented 38%, 32% and 34% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Online Relationships.    InsWeb believes that relationships with high-profile online companies can drive significant traffic to its site. InsWeb seeks out relationships with companies whose websites feature a high volume of traffic or a substantive focus that is related to the purchase of insurance coverage, such as sites related to automobiles, homes or personal finances. Agreements with these online companies typically provide that InsWeb pay the online company a portion of the resulting transaction fees and in some cases a fixed fee. Online companies integrate links into their websites connecting to InsWeb's marketplace. InsWeb provides functionality to further integrate with online companies and, in some cases, provides co-branding functionality whereby the online company's logo is presented on the InsWeb marketplace to those consumers directed to InsWeb's marketplace from a company's site. For some of InsWeb's more significant online relationships InsWeb has further integrated its functionality with these companies' sites by customizing the look and feel of InsWeb's insurance-related content and marketplace to replicate the design characteristics of the online company's site. Additionally, some of these companies have developed customized interfaces on their own site to link to the InsWeb marketplace. InsWeb's agreements with online companies typically have a 12-month term, with either party having a right to terminate the agreement on 30 to 90 days' notice.

        Traditional Consumer Marketing.    As part of its branding effort, InsWeb developed a consumer marketing campaign, which began in 1998 with radio advertising in selected metropolitan markets, and which was expanded in 1999 to include national television and syndicated radio advertising. In the first half of 2000, InsWeb changed its marketing focus to emphasize more online marketing efforts and discontinued its radio and television marketing campaigns. In the future, InsWeb may engage in limited traditional advertising, including radio and print advertising.

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

        InsWeb's server software operates on servers running the Microsoft Windows 2000 operating system. The software is designed for a high-volume transaction-processing environment, with a focus on reliability, redundancy and around-the-clock availability. It is designed to enable the system to respond rapidly and to simultaneously underwrite and rate a consumer's profile against all participating insurance companies' criteria. The software is also designed for scalability, enabling InsWeb to expand processing capacity through the addition of more processors and servers as transaction volumes increase.

        InsWeb has also integrated and plans to further develop systems to facilitate incoming consumers though InsWeb's Customer Care Center and the processing of leads and sale of insurance policies through its agency operations. InsWeb's agency technology systems use a combination of our own proprietary technologies and commercially available, licensed technologies. These technologies include an array of proprietary advanced telephony and network tools to manage leads delivered from InsWeb's marketplace and email and telephone calls received in the customer service center. InsWeb's proprietary automated customer management system has been developed to communicate and process data with the InsWeb marketplace, outside rating services, credit bureaus, third-party data providers, and an online credit card processing company to facilitate the sale of insurance policies to consumers. Once a policy is sold, data is entered into an agency management system, where upload and download interfaces between its agency management system and various insurance company back office systems have been developed to streamline the proper fulfillment and servicing of sold policies.

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

        InsWeb's technology expenses were approximately $10.3 million in 2002, $14.0 million in 2001, and $22.9 million in 2000. In addition, InsWeb capitalized costs of $0.8 million in 2001 and $1.2 million in 2000 relating to the development and enhancement of its website.

Privacy Policy

        InsWeb believes that the privacy of personally identifiable information of Internet users is becoming increasingly important as the use of the Internet for electronic commerce continues to grow. InsWeb has adopted a privacy policy for information of users of its online marketplace. InsWeb does not disclose any personally identifiable information of a user to InsWeb's participating insurance companies until the user specifically requests insurance coverage based on an instant online quote, or requests an offline quote. InsWeb does not sell or otherwise make available to any other party any personally identifiable information concerning its users. However, InsWeb does compile user information in its databases. This aggregated statistical information is analyzed internally by InsWeb for marketing purposes and to improve the content and site layout of its website. This information is made available in aggregate form only, without individual identification of consumers, to InsWeb's participating insurance companies for their use in adjusting, refining and expanding their product offerings. Aggregate statistical information also may be made available to online companies with which InsWeb has established a marketing relationship. InsWeb is a licensee of the TRUSTe Privacy Program and adheres to their standards regarding the protection of the personally identifiable information of Internet users.

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

        In order to provide the types of services that require a license, InsWeb established a wholly-owned subsidiary, InsWeb Insurance Services, Inc., to operate as a licensed insurance agent. This subsidiary currently maintains property and casualty licenses in 45 jurisdictions (including the District of Columbia) and life and health licenses in 44 jurisdictions (including the District of Columbia). In the states where our subsidiary does not maintain a license, InsWeb is licensed through its officers or through resident agents that contract with InsWeb. InsWeb's policy is to post prominently on its website the jurisdictions in which the subsidiary is licensed. Links to agents that contract with InsWeb afford consumers access to licensed agencies. In addition, employees of InsWeb who are engaged in the sale of insurance are licensed as insurance agents. InsWeb's operations depend on the validity of and continued good standing under the licenses and approvals pursuant to which InsWeb's subsidiary, licensed officers and agents operate. Licensing laws and regulations vary depending on the jurisdiction. The applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion concerning the allowance, renewal and revocation of licenses and approvals. The inability to obtain the requisite agent licenses or other necessary licenses, permits, or authorizations could harm InsWeb's business.

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

        InsWeb developed its Customer Care Center to provide assistance to consumers who visit InsWeb's website through email and live telephone support. InsWeb believes that the defined responsibilities of the service representatives staffing the Customer Care Center do not require licensure; however, InsWeb intends to comply with any licensing requirement of the jurisdictions served by the Customer Care Center.

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

Intellectual Property

        InsWeb regards its intellectual property as critical to its success, and relies upon trademark, copyright and trade secrets laws in the United States and other jurisdictions to protect its proprietary rights. The INSWEB mark has been registered in the United States, France, Germany, South Korea, Japan and the United Kingdom, among others, and applications are pending in several other countries. Other U.S. and worldwide trademark applications include, but are not limited to, eAgent, InsWeb.com, Powered by InsWeb, Where You and Your Insurance Really Click, and Lower Your Insurance Costs, Not Your Expectations. InsWeb has applied for patents on its core technology and related patentable subject matter; however no patent has been issued, and thus InsWeb cannot currently prevent a competitor from independently using similar functionality. In connection with its acquisition of assets from Intuit in January 2001, InsWeb obtained the rights to patent applications filed by Intuit relating to

Intuit's online insurance shopping and purchasing service. InsWeb intends to continue to pursue these patents. InsWeb's pending trademark registrations and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in some foreign countries. InsWeb also seeks to protect its proprietary rights through physical and technological security measures, and through the use of confidentiality or license agreements with its business partners, employees, consultants, advisors and others, and generally to control access to, and distribution and use of, its software, documentation, business and other proprietary information. Despite InsWeb's efforts to protect its proprietary rights from unauthorized use or disclosure, employees, consultants, advisors or others may not maintain the confidentiality of InsWeb's proprietary information, and this proprietary information may otherwise become known, or be independently developed, by competitors. The steps InsWeb has taken may not prevent misappropriation of its proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States.

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

Employees

        As of December 31, 2002, InsWeb had 166 full-time employees. InsWeb has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. InsWeb considers its relations with its employees to be good. InsWeb believes that its future success will depend in part on the continued service of its senior management and key technical personnel and its ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in InsWeb's industry and geographical location is intense. InsWeb may not continue to be successful in attracting and retaining a sufficient number of qualified personnel to conduct its business in the future.

Executive Officers of the Registrant

        As of March 20, 2003, InsWeb's executive officers were as follows:

Name	Position With InsWeb	Age
Hussein A. Enan	Chairman of the Board	57
Mark P. Guthrie	President and Chief Executive Officer	41
William D. Griffin	Chief Financial Officer	45
L. Eric Loewe	Senior Vice President, General Counsel and Secretary	45

        Hussein A. Enan co-founded InsWeb in February 1995 and has served as its Chairman of the Board since its inception. Mr. Enan served as InsWeb's Chief Executive Officer from February 1995 to June 2002. Mr. Enan also served as InsWeb's President from May 1999 to June 2000. From March 1992 to November 1994, Mr. Enan was a general partner at E.W. Blanch, a reinsurance intermediary that merged with his own wholly-owned company, Enan & Company, a reinsurance intermediary, in March 1992. Mr. Enan founded Enan & Company in February 1979.

        Mark P. Guthrie joined InsWeb in September 1997 as Senior Vice President of Strategic Partnerships and served as its Executive Vice President of Operations from July 1998 to June 2000. Mr. Guthrie served as InsWeb's Chief Operating Officer since January 2000, its President since June 2000 and Chief Executive Officer since July 2002. Mr. Guthrie became a director of InsWeb in July 2002. From July 1995 to August 1997, Mr. Guthrie held various positions with Industrial Indemnity, a nationwide property and casualty insurance company, most recently as senior operating officer of national programs.

        William D. Griffin joined InsWeb in May 2001 as Chief Financial Officer. From August 1999 to February 2001, Mr. Griffin was Chief Financial Officer of ZipSend, Inc., an Internet services company, of which he was a co-founder. From October 1998 through August 1999, Mr. Griffin provided consulting services to various early stage Internet and technology companies. Prior to that, from May 1990 through September 1998, Mr. Griffin was Senior Vice President and Chief Financial Officer of Inference Corporation, a customer services software company.

        L. Eric Loewe joined InsWeb in October 1998 as Corporate Counsel, Legal and Regulatory, responsible for all regulatory compliance issues, and has served as Senior Vice President and General Counsel since September 2000 and as Secretary since July 2001. Mr. Loewe held various positions with the National Association of Independent Insurers from January 1980 to September 1998. As Senior Counsel for the NAII, Mr. Loewe was responsible for legislation and regulations affecting the association's 570 member companies. Mr. Loewe is a member of the Illinois and California bars.

Item 2. Properties.

        InsWeb's corporate headquarters and its principal administrative, product development, sales and marketing operations are located in a 55,000 square foot facility in the Sacramento, California area, which InsWeb occupies under a lease expiring in 2011. InsWeb also leases approximately 75,000 square feet of office space in Redwood City, California under leases expiring through September 2008, and 12,474 square feet of office space in Westlake Village, California under a lease expiring in July 2004. These facilities were formerly occupied by InsWeb as its headquarters and agency facilities, respectively, and were vacated by InsWeb in December 2000 when it consolidated its operations at its present facility.

        One of the vacated office leases is for a 65,000 square foot building in Redwood City, California. Under the terms of this lease, InsWeb is responsible for taxes, insurance and maintenance expenses. InsWeb had previously subleased a portion of the Redwood City facility under a four-year sublease agreement. In July 2002, InsWeb and its sub-lessee agreed to amend the sublease, whereby, the sub-lessee agreed to rent the entire facility for the duration of the InsWeb lease (through September 2008). All rent and operating expenses otherwise payable by InsWeb to the landlord will be paid directly by the sub-lessee. However, the sub-lessee is a start-up company with limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sub-lessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

        InsWeb believes that its existing facilities are adequate to meet its needs for future growth, and there should be no need to lease additional or alternative space in the near term.

Item 3. Legal Proceedings.

  eHealth Insurance Litigation

        In February 2001, InsWeb temporarily suspended its online health insurance quoting services due to the decision by eHealthInsurance, Inc., formerly InsWeb's exclusive provider of online health insurance quotes, to unilaterally terminate their marketing agreement. In February 2001, eHealthInsurance filed suit in the U.S. District Court for the Northern District of California alleging InsWeb's failure to perform its obligations under the agreement. In March 2001, InsWeb filed a counterclaim alleging that eHealthInsurance wrongfully terminated the agreement and pursued a course of conduct aimed at damaging InsWeb's business. On March 24, 2003, the parties agreed to settle the lawsuit and dismiss all of the claims asserted against each other. In addition, eHealthInsurance agreed to pay InsWeb $800,000 for the services performed by InsWeb prior to the termination of the agreement.

Securities Class Action Lawsuit

        A class action lawsuit was filed on December 5, 2001 in the U.S. District Court for the Southern District of New York on behalf of purchasers of InsWeb common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased InsWeb common stock from July 22, 1999 through December 6, 2000. The complaint names as defendants InsWeb, certain current and former officers and directors, and three underwriters for InsWeb's initial public offering in July 1999. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors substantial blocks of the stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices that were above the initial public offering price. No specific damages are claimed. In February 2003, the court dismissed the claims alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. InsWeb believes that the remaining allegations against InsWeb and its current and former officers and directors are without merit and intends to contest them vigorously. The litigation is in the preliminary stage, and InsWeb cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb's financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

        InsWeb's common stock is quoted on the Nasdaq National Market under the symbol "INSW." As of December 31, 2002, there were approximately 2,643 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of InsWeb's common stock as reported on the Nasdaq National Market:

	Price Range Quarter Ended
	High	Low
2002
December 31, 2002	$1.76	$1.03
September 30, 2002	$3.20	$1.64
June 30, 2002	$5.20	$2.25
March 31, 2002	$7.20	$4.50
2001
December 31, 2001	$5.46	$2.52
September 30, 2001	$5.40	$1.98
June 30, 2001	$7.68	$4.50
March 31, 2001	$12.00	$4.68

        InsWeb has not paid any cash dividends on its capital stock. InsWeb currently intends to retain future earnings, if any, for use in the operation and expansion of our business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

(in thousands, except per share amounts)

	Year ended December 31,
	2002	2001	2000	1999	1998
Revenues:
Transaction fees	$24,107	$22,976	$19,561	$19,147	$3,151
Development and maintenance fees	1,448	1,880	3,649	2,694	1,159

Total revenues	25,555	24,856	23,210	21,841	4,310
Operating expenses:
Technology	10,322	14,041	22,890	17,778	10,077
Sales and marketing	18,329	28,821	34,020	30,413	8,954
General and administrative	6,850	7,345	11,207	7,631	6,640
Amortization of intangible assets	—	—	1,150	3,129	—
Amortization of stock-based compensation	—	256	912	1,272	540
Impairment of long-lived assets (1)	3,707	18,519	4,418	—	—
Restructuring and other charges (2)	1,800	1,843	2,167	—	—

Total operating expenses	41,008	70,825	76,764	60,223	26,211

Loss from operations	(15,453)	(45,969)	(53,554)	(38,382)	(21,901)
Interest expense	(465)	(1,043)	(87)	(1,229)	(794)
Interest income and other, net	729	2,086	4,429	3,410	205

Loss before cumulative effect of a change in accounting principle and extraordinary gain	(15,189)	(44,926)	(49,212)	(36,201)	(22,490)
Cumulative effect of a change in accounting principle (3)	—	—	(1,635)	—	—
Extraordinary gain (4)	10,611	—	—	—	—

Net loss	$(4,578)	$(44,926)	$(50,847)	$(36,201)	$(22,490)

Per share data—basic and diluted:
Loss before cumulative effect of a change in accounting principle and extraordinary gain	$(2.16)	$(6.45)	$(8.40)	$(9.10)	$(9.11)
Cumulative effect of a change in accounting principle (3)	—	—	(0.28)	—	—
Extraordinary gain (4)	1.51	—	—	—	—

Net loss per share—basic and diluted:	$(0.65)	$(6.45)	$(8.68)	$(9.10)	$(9.11)

Shares used in computing net loss per share—basic and diluted:	7,035	6,969	5,857	3,977	2,469

(1)
Represents the write-down of long-lived assets related to the acquisition of certain assets of Quicken Insurance in 2002 and 2001 and the write-off of assets related to the Benelytics acquisition in 2000. See Note 8 of Notes to the Consolidated Financial Statements for additional information.

(2)
Represents charges recorded pursuant to InsWeb's restructuring plan and related vacated facilities. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)
Reflects the impact of the adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective January 1, 2000. Pro forma amounts of net loss and related diluted per share amounts, assuming retroactive application of the change in accounting principle for the years ended December 31, 1998 through 1999 are as follows:

	Years ended December 31,
	1999	1998
Pro forma amounts reflecting the adoption of SAB 101:
Net loss	$(37,195)	$(22,817)

Net loss per share, basic and diluted	$(9.35)	$(9.24)

(4)
Represents the gain recognized from the renegotiation and amendment of the obligations under the license and distribution agreement in March 2002, which was originally entered into in connection with the purchase of certain assets of Intuit Insurance Services, Inc. in 2001. A portion of the fixed payments previously payable to Intuit were eliminated. The net result of this amended contract was a $10.6 million extraordinary gain. See Note 10 of Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET DATA:

(in thousands)

	As of December 31,
	2002	2001	2000	1999	1998
Cash and cash equivalents	$12,382	$14,627	$24,795	$25,689	$8,337
Short-term investments	16,541	20,936	26,331	64,063	—
Working capital	21,787	30,324	51,657	91,631	5,497
Total assets	37,692	54,342	73,008	118,281	49,357
Long-term liabilities, excluding current portion	—	13,490	1,312	1,464	2,089
Total stockholders' equity	27,088	31,772	63,884	111,185	19,582

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

        InsWeb's principal source of revenues is transaction fees from participating insurance companies. While quotes obtained through InsWeb's online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies based on the delivery of qualified leads. With certain insurance companies, InsWeb is paid a fee only when the consumer purchases an insurance policy, and with others, InsWeb is paid a transaction fee based on the delivery of a lead, regardless of whether or not the consumer actually purchases a policy. Qualified leads are produced in two ways: for insurance companies providing instant online quotes, a qualified lead is produced when a consumer clicks to request insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when a consumer clicks to request the quote itself. Once a lead is generated by the consumer's request for an application or offline quote, InsWeb transmits the lead either to InsWeb Insurance Services, or to the selected insurance company or other entity by e-mail, file transfer or direct connection to the insurance company's information system. InsWeb provides each participating insurance company with custom-formatted lead information based on the insurance companies individual requirements.

        In October 1999, InsWeb began generating commission revenue as an insurance agent based on activities it performs related to the sale of certain automobile insurance policies in California. Since that date, InsWeb has expanded its insurance agency operations. As of December 31, 2002, InsWeb's subsidiary, InsWeb Insurance Services, Inc., has been appointed as an authorized automobile insurance agent by 10 participating insurance companies and is acting as an agent in nine states. InsWeb receives a commission based on a percentage of the initial insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent. InsWeb recognizes the revenue from these activities on the effective date of the policy, less an estimate for early cancellations of the underlying insurance policies. InsWeb also recognizes revenue when an applicable policy is renewed. Commission revenue is included in transaction fees. InsWeb intends to expand its online insurance agency operations by adding additional participating insurance companies and by expanding into additional states.

        A less significant, but on-going source of revenues for InsWeb are development and maintenance fees that are paid by insurance companies that participate on the InsWeb insurance marketplace. Development fees are generated from the design and development of customized interfaces between an insurance company's information system and the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb's facility that is dedicated to specific insurance companies.

        InsWeb initially focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 83% of transaction revenues in 2002, 67% in 2001 and 69% in 2000. We anticipate that automobile insurance will continue to account for a significant portion of InsWeb's revenues for the foreseeable future. However, InsWeb intends to continue to expand its online insurance marketplace by adding new products and additional insurance companies.

        InsWeb has been dependent on a limited number of insurance companies for a majority of its revenues. Revenues from Amica, GE Financial Assurance and Kemper Direct accounted for approximately 14%, 14% and 10%, respectively, of InsWeb's revenues for the year ended December 31, 2002. Revenues from Amica, GE Financial Assurance and AIG accounted for approximately 11%, 11% and 10%, respectively, of InsWeb's revenues for the year ended December 31, 2001. Revenues from State Farm, AIG and GE Financial Assurance accounted for approximately 14%, 11% and 9%, respectively, of InsWeb's revenues for the year ended December 31, 2000. InsWeb expects its revenues to become less concentrated as new insurance companies are added to its online insurance marketplace. However, because of the broad market presence of some of InsWeb's participating insurance companies, InsWeb expects to continue to generate a substantial portion of its revenues from a limited number of insurance companies for the foreseeable future.

        Since its inception, InsWeb has incurred significant losses, and as of December 31, 2002, InsWeb had an accumulated deficit of $174.8 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb's technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb's marketing and sales activities. InsWeb intends to continue to invest in product development and maintenance, sales and marketing and in its administrative infrastructure. As a result, InsWeb believes that it will continue to incur operating losses at least through 2003. Although InsWeb has experienced revenue growth in recent periods, its operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb's revenue growth will continue or that it will be able to achieve and sustain profitability. In view of the rapidly evolving nature of InsWeb's business and its limited operating history, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Recent Developments

  License and Distribution Agreement with Intuit

        In January 2001, InsWeb acquired from Intuit certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly-owned subsidiary of Intuit. In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement under which Intuit and InsWeb granted one another licenses to create links between their respective websites in order to create and operate a co-branded insurance center. Under this agreement, InsWeb is the exclusive aggregator of online consumer insurance services for Quicken.com, an Intuit website. The original agreement required InsWeb to pay Intuit fixed fees totaling $20.5 million plus additional amounts associated with consumers linking from the Quicken.com website to the InsWeb co-branded insurance center.

        In March 2002, the parties amended the license and distribution agreement. Under the amended agreement, InsWeb will make the originally agreed upon fixed payments (long-term marketing commitments) only through July 31, 2003. Fixed payments previously payable to Intuit after July 31, 2003 were eliminated. Effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will pay Intuit a portion of the transaction fees received by InsWeb from the Intuit Internet traffic, payable on a quarterly basis. The net result of this amended contract was a $10.6 million extraordinary gain.

        In December 2002, as a result of continuously lower than anticipated traffic levels, InsWeb reassessed the recoverability of the prepaid marketing costs asset recorded in connection with the acquisition, by comparing the estimated future undiscounted cash flows expected to be generated relating to this asset to its carrying amount. Based on this evaluation, InsWeb determined that the acquired asset was impaired and recorded an impairment charge, as the carrying value of this asset was in excess of its fair value. The fair value was based on estimated future cash flows to be generated from the license and distribution agreement, discounted using a rate commensurate with the risk involved.

        In assessing the recoverability of InsWeb's prepaid marketing costs asset, InsWeb must make assumptions regarding estimated future cash flows and other factors to determine fair value. Specifically, the variability in anticipated traffic levels, number of completed shopping sessions, and revenue per completed shopping session affect these estimates and assumptions.

  Negotiated Common Stock Repurchases

        In December 2002, the Board of Directors authorized management to repurchase 107,445 shares of InsWeb's common stock held by SOFTBANK Ventures, Inc. for $0.2 million or $1.49 per share. Additionally, in February 2003, the Board of Directors authorized management to repurchase 2,241,440 shares of InsWeb's common stock, consisting of 1,169,898 shares held by Intuit Insurance Services, Inc. and 1,071,542 shares held by SOFTBANK America, Inc. These shares were purchased for $3.8 million, or $1.70 per share. With the closing of these transactions, total SOFTBANK Corporation's holdings of InsWeb common stock have been reduced to 353,032 shares, while Intuit Insurance Services, Inc. holds no shares.

  Litigation Settlement

        In March 2003, InsWeb and eHealthInsurance.com agreed to settle ongoing litigation in the U.S. District Court for Northern California. The litigation stemmed from eHealthInsurance's decision in February 2001 to terminate an agreement concerning the marketing of health insurance to consumers originating at InsWeb. Although specific terms of the settlement agreement are confidential, eHealthInsurance has agreed to pay InsWeb $0.8 million for the services performed by InsWeb prior to the termination of the marketing agreement. In addition, the parties have released all claims against each other relating to the marketing agreement.

Results of Operations

        The following table sets forth statement of operations data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
Revenues:
Transaction fees	94.3%	92.5%	84.2%
Development and maintenance fees	5.7	7.5	15.8

Total revenues	100.0	100.0	100.0
Operating expenses:
Technology	40.4	56.5	98.6
Sales and marketing	71.7	116.0	146.6
General and administrative	26.8	29.5	48.3
Amortization of intangible assets	—	—	5.0
Amortization of stock-based compensation	—	1.0	3.9
Impairment of long-lived assets	14.5	74.5	19.0
Restructuring and other charges	7.1	7.4	9.3

Total operating expenses	160.5	284.9	330.7

Loss from operations	(60.5)%	(184.9)%	(230.7)%

Years Ended December 31, 2002 and 2001

  Revenues

        Transaction Fees.    Transaction fees accounted for $24.1 million, or 94.3%, of total revenues in 2002, compared to $23.0 million, or 92.5%, in 2001. The increase was primarily the result of the increased number of leads generated by an increased number of completed shopping sessions. The increase in shopping sessions resulted from increased consumer traffic due to InsWeb's consumer marketing activities, and the addition of a substantial number of online relationships.

        During the year ended December 31, 2002, more than 3.4 million shopping sessions were completed on InsWeb's online marketplace, a 21% increase over the 2.8 million shopping sessions completed in 2001. InsWeb recorded more than 14.6 million consumer quotes presented during the year ended December 31, 2002, compared to 12.9 million in 2001.

        Development and Maintenance Fees.    Development and maintenance fees accounted for $1.4 million, or 5.7%, of total revenues in 2002, compared to $1.9 million, or 7.5%, in 2001. Development and maintenance fees are expected to continue to decline as set-up programs have become a less significant component in an insurance company's initial participation.

        Technology.    Technology expenses consist primarily of payroll and related expenses for development and technology personnel. Technology expenses decreased to $10.3 million in 2002 from $14.0 million in 2001. The decrease was primarily attributable to a reduction in headcount and decreased amortization of capitalized website costs. Technology expenses in 2003 are expected to be comparable to 2002 expenses.

        Sales and Marketing.    Sales and marketing expenses consist primarily of consumer marketing expenditures for advertising, promotions and fees paid to Internet companies, as well as payroll and related expenses for InsWeb's sales and marketing personnel, customer care center personnel and insurance agency operations. Sales and marketing expenses decreased to $18.3 million in 2002 from $28.8 million in 2001. The decrease was primarily attributable to significant reductions in traditional consumer marketing relationships combined with a reduction in headcount. Direct marketing costs will fluctuate based on the amount of consumer traffic driven to the InsWeb marketplace, while all other sales and marketing expenditures in 2003 are expected to be comparable to 2002 expenses.

        General and Administrative.    General and administrative expenses consist primarily of payroll and related expenses for InsWeb's management, administrative and accounting personnel, expenses relating to site operations, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $6.9 million in 2002, compared to $7.3 million in 2001. The decrease was primarily due to decreased personnel and related costs, and decreased office and occupancy costs, partially offset by an increase in legal expenses incurred during the period in connection with the ongoing litigation with eHealthInsurance. General and administrative expenses in 2003 are expected to be comparable to 2002 expenses.

        Amortization of Stock-based Compensation.    Amortization of stock-based compensation decreased to $0 in 2002 compared to $0.3 million in 2001. Deferred stock-based compensation amounts were fully amortized in 2001.

        Impairment of Long-Lived Assets.    In January 2001, InsWeb acquired from Intuit, Inc. certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly-owned subsidiary of Intuit. In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement under which Intuit and InsWeb granted one another licenses to create links between their respective websites in order to create and operate a co-branded insurance center. InsWeb recorded a long-lived asset of $17.0 million for prepaid marketing costs and an intangible asset of $13.1 million relating to the beneficial terms of the license and distribution agreement. The fair value of the intangible asset was estimated based on the expected Internet traffic to be received from Intuit by InsWeb.

        In 2002 and 2001, as a result of significantly lower than anticipated traffic levels, InsWeb reassessed the recoverability of the assets recorded in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this asset to its carrying amount. Based on these evaluations, InsWeb determined that the acquired assets were impaired and recorded impairment charges of $3.7 million and $18.5 million, respectively, as the carrying value of these assets was in excess of fair value. The fair value of the acquired assets was based on estimated future cash flows to be generated from the license and distribution agreement, discounted using a rate commensurate with the risk involved.

        Restructuring and Other Charges.    InsWeb recorded a charge of $1.8 million in 2002 to increase the accrual for lease obligations relating to formerly occupied facilities. In evaluating these lease obligations, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the continued decline in the real estate markets where the InsWeb properties are located and the inherent risk associated with its sub-lessee, due to recent actions by the sub-lessee in attempting to renegotiate and/or terminate the amended sublease agreement, the Company recorded the additional charge of $1.8 million in 2002. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

        In 2001, InsWeb recorded a charge of $1.8 million to write-down certain leasehold improvements to their net realizable value and to establish the accrual for lease obligations relating to formerly occupied facilities.

  Interest Expense

        Interest expense was $0.5 million in 2002, compared to $1.0 million in 2001. The decrease in interest expense was primarily attributable to imputed interest associated with the long-term marketing commitments (fixed payments) recorded in conjunction with the purchase of assets from Intuit, Inc.

  Interest Income and Other, Net

        Interest income and other, net decreased to $0.7 million in 2002 from $2.1 million in 2001. Interest income and other, net includes income earned on InsWeb's investments and the gain (loss) on foreign currency exchange rate fluctuations associated with a note payable due to a strategic partner and stockholder incurred in connection with InsWeb's original investment in InsWeb Japan K.K. and with InsWeb's investment in Finance All K.K. The decrease in interest income and other, net was primarily a result of decreased interest income due to lower average cash and short-term investment balances during 2002 and to a lesser extent, lower interest rates.

  Extraordinary Gain

        As more fully discussed above in "Recent Developments," InsWeb amended, in 2002, its license and distribution agreement that was entered into in connection with the purchase of certain assets of Intuit Insurance Services, Inc. in 2001. A portion of the fixed payments previously payable to Intuit were eliminated. The net result of this amended contract was a $10.6 million extraordinary gain.

Years Ended December 31, 2001 and 2000

  Revenues

        Transaction Fees.    Transaction fees accounted for $23.0 million, or 92.5%, of total revenues in 2001, compared to $19.6 million, or 84.2%, in 2000. The increase was primarily the result of the increased number of leads generated by an increased number of completed shopping sessions. The increase in shopping sessions resulted from increased consumer traffic due to InsWeb's consumer marketing activities and the addition of a substantial number of online relationships.

        During the year ended December 31, 2001, more than 2.8 million shopping sessions were completed on InsWeb's online marketplace, a 27% increase over the 2.2 million shopping sessions completed in 2000. InsWeb recorded more than 13.3 million consumer quotes presented during the year ended December 31, 2001, compared to 8.0 million in 2000.

        Development and Maintenance Fees.    Development and maintenance fees accounted for $1.9 million, or 7.5%, of total revenues in 2001, compared to $3.6 million, or 15.8% in 2000. The decrease primarily resulted from a reduction in revenue under a development agreement with InsWeb Japan K.K. in 2000.

  Operating Expenses

        Technology.    Technology expenses decreased to $14.0 million in 2001 from $22.9 million in 2000. The decrease was primarily due to the reduction in headcount resulting from InsWeb's restructuring efforts in 2000.

        Sales and Marketing.    Sales and marketing expenses decreased to $28.8 million in 2001 from $34.0 million in 2000. The decrease was primarily attributable to significant reductions in traditional consumer marketing relationships combined with a reduction in headcount resulting from InsWeb's restructuring efforts in 2000.

        General and Administrative.    General and administrative expenses decreased to $7.3 million in 2001 from $11.2 million in 2000. The decrease was primarily due to decreased personnel and related costs, and decreased office and occupancy costs.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased to $0 in 2001 from $1.2 million in 2000. The decrease was attributable to the write-down of intangible assets recorded in connection with the acquisition of Benelytics.

        Amortization of Stock-based Compensation.    Amortization of stock-based compensation was $256,000 in 2001 compared to $912,000 in 2000. The decrease was attributable to the reduction in employees in conjunction with InsWeb's restructuring plan.

        Impairment of Long-Lived Assets.    In January 2001, InsWeb acquired from Intuit, Inc. certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly-owned subsidiary of Intuit. In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement. InsWeb recorded a long-lived asset of $17.0 million for prepaid marketing costs and an intangible asset of $13.1 million relating to the beneficial terms of the license and distribution agreement. The fair value of the intangible asset was estimated based on the expected Internet traffic to be received from Intuit by InsWeb.

        In December 2001, as a result of significantly lower than anticipated traffic levels, InsWeb reassessed the recoverability of the assets recorded in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this asset to its carrying amount. Based on these evaluations, InsWeb determined that the acquired assets were impaired and recorded an impairment charge of $18.5 million, as the carrying value of these assets were in excess of fair value. The fair value of the acquired assets was based on estimated future cash flows to be generated from the license and distribution agreement, discounted using a rate commensurate with the risk involved.

        In 2000, InsWeb evaluated the recoverability of the assets recorded in connection with its acquisition of Benelytics and determined, as a result of its partnership with eHealthInsurance announced in April 2000, that it would be unlikely to recover the carrying amount. Accordingly, InsWeb recorded a write-down of $4.4 million of goodwill and other intangible assets, including the assembled workforce and contractual relationships.

        Restructuring and Other Charges.    Restructuring and other charges expense decreased to $1.8 million in 2001 from $2.2 million in 2000. In 2001, InsWeb recorded a charge of $1.8 million to write-down certain leasehold improvements to their net realizable value and to establish the accrual for lease obligations relating to formerly occupied facilities, as InsWeb's ability to sublease these facilities was uncertain. In 2000, InsWeb recorded a restructuring charge of $2.2 million for the closure of certain exited facilities in connection with the relocation of InsWeb's entire operation to the Sacramento, California area. The charge consisted of employee separation costs of $1.0 million, asset impairment charges related to closure of its San Carlos facility of $1.3 million, and other exit costs of $0.9 million, offset by a lease termination fee of $1.0 million received as a result of the termination of a lease on InsWeb's San Carlos facility. The restructuring plan was completed in 2001.

        Separately, InsWeb recorded charges of approximately $4.8 million in 2000 for retention agreements with key employees, relocation expenses, and other transition costs. These charges were recorded in technology, sales and marketing, and general and administrative expenses, respectively.

  Interest Expense

        Interest expense in 2001 was $1.0 million, compared to $87,000 in 2000. The increase in interest expense was primarily attributable to imputed interest associated with the long-term marketing commitments (fixed payments) recorded in conjunction with the purchase of assets from Intuit, Inc. Interest expense in 2000 consisted solely of interest payments associated with a note payable due to a strategic partner and stockholder incurred in connection with InsWeb's original investment in InsWeb Japan K.K.

  Interest Income and Other, Net

        Interest income and other, net was $2.1 million in 2001 compared to $4.4 million in 2000. The decrease in interest income and other, net was primarily a result of decreased interest income due to lower average cash and short-term investment balances during 2001 and to a lesser extent, lower interest rates.

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

        Impairment of Long-Lived Assets.    In assessing the recoverability of InsWeb's long-lived assets, principally prepaid marketing costs, InsWeb must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Specifically, the variability in anticipated traffic levels, number of completed shopping sessions, and revenue per completed shopping session affect these estimates and assumptions. If the number of completed shopping sessions, and/or revenue per completed shopping session is below currently anticipated amounts, InsWeb may be required to record additional impairment charges.

        Cost-Method Investments.    InsWeb holds a minority ownership interest in Finance All K.K., a privately-held corporation. As of December 31, 2002, the carrying value of this investment was $1.7 million. InsWeb would record an investment impairment charge if and when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of Finance All K.K. could result in an inability to recover the carrying value of the investment, thereby possibly requiring an impairment charge in the future.

        Accrual for Lease Obligations.    InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of December 31, 2002, total future obligations for these facilities amounted to $13.9 million; these obligations are contractually offset by total future sublease income of approximately $11.0 million. However, the sub-lessee is a start-up company with limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sub-lessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the continued decline in the real estate markets where the InsWeb properties are located and the inherent risk associated with its sub-lessee, due to recent actions by the sub-lessee in attempting to renegotiate and/or terminate the amended sublease agreement, the Company recorded an additional charge of $1.8 million in 2002 to increase its accrual for formerly occupied facilities. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual.

        Contingencies.    As discussed in "Item 3—Legal Proceedings," eHealthInsurance filed suit in the U.S. District Court for Northern California alleging InsWeb's failure to perform its obligations under their marketing agreement. On March 24, 2003, the parties agreed to settle this lawsuit and to dismiss all claims against each other. Also as discussed in Item 3, a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering. Although some claims against InsWeb have been dismissed, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses with respect to the class action lawsuit, however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb's financial condition, results of operations and cash flows.

Liquidity And Capital Resources

        At December 31, 2002, InsWeb's principal source of liquidity was $28.9 million in cash, cash equivalents and short-term investments. Since inception, InsWeb has financed its operations primarily through the sale of preferred and common stock.

        Net cash used in operating activities was $4.1 million in 2002 compared to $11.8 million in 2001 and $38.3 million in 2000. In 2002, the use of cash primarily consisted of InsWeb's operating loss, excluding non-cash items of: extraordinary gain of $10.6 million; charge for the impairment of long-lived asset of $3.7 million; depreciation and amortization of fixed assets of $1.8 million; restructuring and other charges of $1.8 million; and amortization of prepaid marketing costs of $1.5 million. Decreases in deposits and other assets partially offset by the decrease in other liabilities affected cash used in operations in 2002. In 2001, the non-cash items included a charge for the impairment of long-lived assets and prepaid marketing costs of $20.4 million, depreciation and amortization of fixed assets of $5.3 million and amortization of intangible assets of $5.6 million. Decreases in deferred revenue offset by decreases in prepaid expenses and other current assets affected cash used in operations in 2001. In 2000, the non-cash items included a charge for the impairment of long-lived assets of $4.4 million, depreciation and amortization of fixed assets of $3.6 million, write-down of fixed assets relating to restructuring efforts of $1.3 million, amortization of intangible assets of $1.2 million and amortization of deferred compensation of $0.9 million. Increases in deposits and other assets, accounts payable and accrued expenses, offset by decreases in accounts receivable, deferred revenue and other liabilities affected cash used in operations in 2000.

        Net cash provided by investing activities was $4.6 million in 2002 compared to $3.2 million in 2001 and $34.6 million in 2000. Net cash provided by investing activities in 2002 consisted of net maturities of short-term investments of $4.4 million, sales of property and equipment of $0.9 million partially offset by capital expenditures of $0.7 million. Net cash provided by investing activities in 2001 primarily consisted of net maturities of short-term investments of $5.4 million offset by capital expenditures of $1.6 million. Net cash provided by investing activities in 2000 primarily consisted of net maturities of short-term investments of $42.7 million offset by capital expenditures of $7.5 million.

        Net cash used in financing activities was $2.7 million in 2002 compared to $1.6 million in 2001, and net cash provided by financing activities was $2.8 million in 2000. Net cash used in financing activities in 2002 primarily represented repayments of debt of $2.6 million. Net cash used in financing activities in 2001 primarily represented repayments of debt of $1.5 million. Net cash provided by financing activities in 2000 primarily represented proceeds of $2.8 million received from the issuance of common stock pursuant to InsWeb's stock plans.

        As of December 31, 2002, InsWeb had the following contractual commitments (in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter
Long-term marketing commitment with Intuit	$2,000	$2,000	$—	$—	$—	$—	$—
Operating leases	22,299	3,360	3,356	3,257	3,391	3,483	5,452
Other marketing commitments	200	200	—	—	—	—	—
Promissory note due to stockholder	1,230	1,230	—	—	—	—	—

	$25,729	$6,790	$3,356	$3,257	$3,391	$3,483	$5,452

        In addition to the fixed payments for long-term marketing commitments due to Intuit through July 2003, effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will pay Intuit a portion of the transaction fees received by InsWeb from Intuit Internet traffic, payable on a quarterly basis.

        In July 2002, InsWeb and one of its sub-lessees agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City. Under the terms of the amendment, the sub-lessee agreed to rent the entire facility for the duration of InsWeb's lease (through September 2008). All rent and operating expenses otherwise payable by InsWeb to the landlord will be paid directly by the sub-lessee. Therefore, the amended sublease agreement results in a reduction in InsWeb's operating lease commitments by $10.7 million, through the remainder of the lease. However, the sub-lessee is a start-up company with limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sub-lessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing reserves.

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

Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), the "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items. SFAS 145 is effective for InsWeb's fiscal year beginning January 1, 2003. Upon the effective date of SFAS 145, the extraordinary gain of $10.6 million, recorded in 2002 in connection with the amendment of the license and distribution agreement with Intuit (see Note 10 of Notes to Consolidated Financial Statements), will be reclassified to other income. Except for this reclassification, the adoption of SFAS 145 is not expected to affect InsWeb's financial condition, results of operations or cash flows.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 ("EITF 00-21"), which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. This issue addresses how to account for these multiple-element revenue arrangements and focuses on when a revenue arrangement should be separated into components or deliverables, or alternatively, when smaller deliverables or elements should be combined for purposes of recognizing revenue. EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently evaluating the effect that EITF 00-21 may have, if any, on its results of operations, financial condition and cash flows.

        In December 2002, the FASB issued Statement of Financial Accounting Standards Statement No. ("SFAS 148") "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net loss and loss per share in annual and interim financial statements. SFAS 148 is effective for fiscal years ending after December 15, 2002. While InsWeb does not plan to change its method of accounting for stock options from the intrinsic method to the fair value method (and therefore, there is no effect to InsWeb's results of operations, financial condition or cash flows), InsWeb has adopted the disclosure requirements in its annual report for the year ended December 31, 2002.

        In January 2003, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the FASB has issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the effect that FIN 46 may have, if any, on its results of operations, financial condition and cash flows.

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

        Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur operating losses at least through the year ending 2003. We incurred operating losses of $15.5 million for the year ended December 31, 2002, $46.0 million for the year ended December 31, 2001, and $53.6 million for the year ended December 31, 2000. As of December 31, 2002, our accumulated deficit was $174.8 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

        Automobile insurance accounted for approximately 83% of our transaction revenues in 2002, approximately 67% in 2001 and approximately 69% in 2000. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

If we are unable to promote our brand and expand our brand recognition, our ability to draw consumers to our website will be limited

        A growing number of websites offer services that are similar to and competitive with the services offered on our online insurance marketplace. Therefore, a positive recognition of our brand is critical to attracting additional consumers to our website, strengthening our relationships with participating insurance companies and attracting new insurance companies. In order to attract and retain consumers and insurance companies and to promote and maintain our brand, we are continuing our financial commitment to create and maintain brand awareness. Our current marketing program consists of the maintenance of certain network online relationships and other selective cost effective marketing campaigns, designed to maintain consumer awareness of InsWeb and our online insurance marketplace. If our marketing efforts do not generate a corresponding increase in revenues or we otherwise fail to successfully promote our brand, or if these efforts require excessive expenditures, our business will be harmed. Moreover, if visitors to our website do not perceive our existing services or the products and services of our participating insurance companies to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be harmed.

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

Our plan to expand our online insurance agency operations will require significant resources and we may not be able to generate sufficient revenues to recover our expenses

        Since October 1999, InsWeb has been operating an online insurance agency business. Our online agency receives a commission on the sale and renewal of the automobile insurance polices sold though its offices. Our plan to expand our online agency operations requires that we attract and retain highly skilled sales agents and customer care personnel. We face competition from other agencies and insurance companies for these agents. In addition, we will need additional insurance companies to appoint us as an agent and pay us commissions. Although the agency infrastructure is already in place, integration of additional insurance companies into our online agency operations may take more time and be more expensive than we project. If we are unable to implement our expansion in a timely and cost-effective manner, we may not be able to recover our costs and our business will be harmed.

Because a limited number of insurance companies account for a majority of our revenues, the loss of a single insurance company relationship could result in a substantial drop in our revenues

        Revenues from Amica, GE Financial Assurance and Kemper Direct accounted for approximately 14%, 14%, and 10%, respectively, of our revenues in 2002. Revenues from Amica, GE Financial Assurance and AIG accounted for approximately 11%, 11%, and 10%, respectively, of our revenues in 2001, and revenues from State Farm, AIG, and GE Financial Assurance accounted for approximately 14%, 11% and 9%, respectively, of our revenues in 2000. In May 2000, State Farm discontinued participating in InsWeb's marketplaces for automobile, term life, homeowners, condominium and renters insurance. Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. Although InsWeb continually seeks new insurance companies to participate in the online marketplace, we may be unable to add any new insurance companies.

In most jurisdictions, we rely on the participation of a limited number of insurance companies on our online marketplace, and the loss of any of these insurance companies could make our online marketplace less attractive to consumers

        Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with a significant number of insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from one to 14. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only three or fewer insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. At December 31 2002, there were 17 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. No automobile insurance quotes are available in New Jersey, North Carolina and Massachusetts as of December 31, 2002. If any insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be greatly diminished.

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

We may have difficulty integrating new insurance companies into our online marketplace or agency operations, which could harm our ability to offer improved comparison-shopping opportunities and thus limit the attractiveness of our service to consumers

        Integration of an insurance company into our online marketplace requires a significant commitment of time and resources on our part and on the part of the insurance company, and is a technologically difficult process. This integration process typically takes from three to six months to complete and typically requires us to expend between 160 and 2,000 man-hours. To develop company-sponsored quotes for consumers, the integration requires either the development of a customized interface with the insurance company's own rating system, accessing a third-party rating engine of the insurance company's choice, or adding the insurance company's rating information into InsWeb's proprietary rating engines. Though integration into our agency operations may require fewer resources to implement than integration of an insurance company into our online marketplace, potential participating insurance companies may not be willing to invest the time and resources necessary to achieve this integration, or we may not be able to overcome the technological difficulties associated with, or devote the time and resources necessary to, successfully integrate the insurance company into our online marketplace or our agency operations.

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

The outcome and impact of the securities class action lawsuit involving InsWeb is uncertain

        A class action lawsuit was filed on December 5, 2001 in the U.S. District Court for the Southern District of New York on behalf of purchasers of InsWeb common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased InsWeb common stock from July 22, 1999 through December 6, 2000. The complaint names as defendants InsWeb, certain officers and directors, and three underwriters for InsWeb's initial public offering in July 1999. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors substantial blocks of the stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices that were above the initial public offering price. No specific damages are claimed. In February 2003, the court dismissed the claims alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. However, InsWeb believes that the remaining allegations against InsWeb and its current and former officers and directors are without merit and intends to contest them vigorously. The litigation is in the preliminary stage, and InsWeb cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb's financial condition, results of operations and cash flows.

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

        For the years ended December 31, 2002, 2001 and 2000, we received approximately 11%, 32% and 25%, respectively, of our website traffic from the major Internet portals Yahoo! Inc., MSN and AOL. We did not renew our agreement with MSN for fiscal 2002, and our status as exclusive provider to Yahoo! and AOL was converted to non-exclusive, effective November 1, 2001 and January 1, 2002, respectively. Additionally, during 2002 we significantly expanded our on-line marketing relationship with LowerMyBills.com, Inc., whereby they delivered approximately 34% of our website traffic for the year ended December 31, 2002. Our ability to increase our revenues will depend, in part, on our ability to generate increased traffic to our website through these significant online relationships.

        Most of our relationships with online companies are terminable by either party on 30 to 90 days' notice. We may not be able to negotiate or renew marketing agreements with online companies on terms that are acceptable to us. The termination, non-renewal or renewal on unfavorable terms of a relationship from which we generate significant traffic to our website would harm our business. If the recent trend of failing online companies continues, the traffic currently being received as well as the ability to attract new consumer traffic to our site could be harmed. Additionally, an online company's failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we receive at our site, harming our business.

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

We may experience technological problems or service interruptions with individual insurance companies, which could harm the quality of service on our website

        Several of our participating insurance companies have chosen a technical solution that requires that our website servers communicate with these insurance companies' computer systems in order to perform the underwriting and risk analysis and rating functions required to generate quotes. Thus, the availability of quotes from a given insurance company may depend in large part upon the reliability of that insurance company's own computer systems, over which we have no control. A malfunction in an insurance company's computer system or in the Internet connection between our website servers and the insurance company's system, or an excess of data traffic on that system, could result in a delay in the delivery of e-mail quotes or could cause an insurance company that provides instant quotes to go offline until the problem can be remedied. Moreover, the malfunction could cause the insurance company to dispute the number of leads it received from InsWeb. Further, a computer malfunction could cause an insurance company to quote erroneous rates, in which case the insurance company would be required to take itself offline until the malfunction can be corrected. Any technological problems with or interruption of communications with an insurance company's computer systems could materially reduce the number of competing insurance companies available to provide quotes, and therefore the level of service perceived by consumers, on our online marketplace.

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

        We have no long-term employment agreements with any of our key personnel, although Mr. Guthrie is entitled to certain severance benefits should his employment be involuntarily terminated. We maintain a $2 million life insurance policy on each of Mr. Enan and Mr. Guthrie that names us as the beneficiary, but maintain no similar insurance on any of our other key employees. Additionally, InsWeb has granted stock options as incentives to executive officers and new employees, including Mr. Guthrie, and certain other key personnel. As the value of these incentives are highly dependent on an increase in the market price of our common stock, we may be unable to retain such key employees, nor retain or recruit other officers and key employees in the future.

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

Regulation of the Internet is unsettled, and future regulations could inhibit the growth of the Internet and otherwise harm our business

        The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. Furthermore, the growth and development of the market for electronic commerce may prompt the enactment of more stringent consumer protection laws that may impose additional burdens on companies conducting business online. For example, many states have adopted laws or regulations relating to unsolicited commercial email or "spam". These laws typically prohibit the sending of a commercial email to a recipient unless the recipient has consented in some manner. However, there are inconsistencies in these state laws that make it difficult to implement national email-based marketing campaigns. These laws may inhibit the growth of the Internet as a medium for commerce and comparison insurance shopping, which could, in turn, decrease demand for our services, increase our cost of doing business, or otherwise harm our business. In addition, applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

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

        The table below represents carrying amounts and related weighted-average interest rates of InsWeb's investment portfolio at December 31, 2002 (in thousands, except interest rates):

Cash equivalents	$9,315
Average interest rate	1.47%
Short-term investments	$16,541
Average interest rate	1.78%
Total investment securities	$25,856
Average interest rate	1.67%

        InsWeb's revenue and capital spending is transacted in U.S. dollars. InsWeb's investment in Finance All K.K. and the note payable to a strategic partner and stockholder is denominated in Japanese Yen. InsWeb has not engaged in hedging transactions to reduce its exposure to fluctuations that may arise from changes in foreign exchange rates. Based on InsWeb's overall currency rate exposure at December 31, 2002, a near-term 10% appreciation or depreciation would have an immaterial affect on InsWeb's financial condition, operating results or cash flows.

Item 8. Financial Statements and Supplementary Data.

        The Reports of Ernst & Young LLP, Independent Auditors and PricewaterhouseCoopers LLP, Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages F-1 to F-28.

INSWEB CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders of
InsWeb Corporation

        We have audited the accompanying consolidated balance sheets of InsWeb Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2002 and 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of InsWeb Corporation for the year ended December 31, 2000 were audited by other auditors whose report dated January 31, 2001, expressed an unqualified opinion on those statements and included an explanatory paragraph that describes a change in the Company's revenue recognition policies to apply the accounting and disclosure provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as discussed in Note 2 to these financial statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InsWeb Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2002 and 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  ERNST & YOUNG LLP

Sacramento, California
January 24, 2003,
except for the first paragraph of Note 16,
as to which the date is February 20, 2003
and except for the second paragraph of Note 16,
as to which the date is March 24, 2003

Report of PricewaterhouseCoopers LLP, Independent Accountants

To the Board of Directors and Stockholders of
InsWeb Corporation

        In our opinion, the consolidated statements of operations, of stockholders' equity and cash flows for the year ended December 31, 2000, present fairly, in all material respects, the results of operations and cash flows of InsWeb Corporation and Subsidiaries (InsWeb) for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of InsWeb's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Note 2 to the financial statements, effective January 1, 2000, InsWeb adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

/s/  PRICEWATERHOUSECOOPERS LLP

Sacramento, California
January 31, 2001

INSWEB CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$12,382	$14,627
Short-term investments	16,541	20,936
Accounts receivable, net of allowances of $58 and $167	2,236	2,672
Prepaid expenses and other current assets	1,232	1,169

Total current assets	32,391	39,404
Property and equipment, net	2,197	3,798
Prepaid marketing costs	808	6,020
Deposits and other assets	2,296	5,120

Total assets	$37,692	$54,342

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$888	$902
Accrued expenses	5,605	3,851
Deferred revenue	575	1,156
Marketing commitment with stockholder, current portion	2,306	2,026
Payable to stockholder	1,230	1,145

Total current liabilities	10,604	9,080
Long-term marketing commitment with stockholder	—	13,490

Total liabilities	10,604	22,570

Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2002 and 2001	—	—
Common stock, $0.001 par value. Authorized: 25,000; 7,087 shares issued and 6,938 shares outstanding at 2002 and 7,067 shares issued and 7,030 outstanding at 2001	7	7
Paid-in capital	202,313	202,248
Treasury stock, 149 shares at 2002 and 37 shares at 2001.	(375)	(204)
Accumulated other comprehensive loss	(95)	(95)
Accumulated deficit	(174,762)	(170,184)

Total stockholders' equity	27,088	31,772

Total liabilities and stockholders' equity	$37,692	$54,342

See accompanying notes.

INSWEB CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Transaction fees	$24,107	$22,976	$19,561
Development and maintenance fees	1,448	1,880	3,649

Total revenues	25,555	24,856	23,210

Operating expenses:
Technology	10,322	14,041	22,890
Sales and marketing	18,329	28,821	34,020
General and administrative	6,850	7,345	11,207
Amortization of intangible assets	—	—	1,150
Amortization of stock-based compensation	—	256	912
Impairment of long-lived assets	3,707	18,519	4,418
Restructuring and other charges	1,800	1,843	2,167

Total operating expenses	41,008	70,825	76,764

Loss from operations	(15,453)	(45,969)	(53,554)
Interest expense	(465)	(1,043)	(87)
Interest income and other, net	729	2,086	4,429

Loss before cumulative effect of a change in accounting principle and extraordinary gain	(15,189)	(44,926)	(49,212)
Cumulative effect of a change in accounting principle	—	—	(1,635)
Extraordinary gain	10,611	—	—

Net loss	$(4,578)	$(44,926)	$(50,847)

Loss per share:
Loss before cumulative effect of a change in accounting principle and extraordinary gain	$(2.16)	$(6.45)	$(8.40)
Cumulative effect of a change in accounting principle	—	—	(0.28)
Extraordinary gain	1.51	—	—

Net loss per share—basic and diluted	$(0.65)	$(6.45)	$(8.68)

Weighted average shares used in computing net loss per share—basic and diluted	7,035	6,969	5,857

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2002, 2001 and 2000
(Amounts in thousands, except per share amounts)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
			Paid-in Capital			Deferred Stock Compensation		Accumulated Deficit
	Shares	Amount		Shares	Amount				Total
Balances, December 31, 1999	5,791	$6	$188,252	—	$—	$(2,888)	$226	$(74,411)	$111,185
Issuance of shares through employee stock purchase plan	17	—	940	—	—	—	—	—	940
Reversal of previously recorded deferred stock compensation	—	—	(1,667)	—	—	1,667	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	912	—	—	912
Exercise of stock options	71	—	1,860	—	—	—	—	—	1,860
Comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	—	(201)	—	(201)
Change in unrealized gain/loss on investments	—	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	—	(50,847)	(50,847)

Comprehensive loss	—	—	—	—	—	—	—	—	(51,013)

Balances, December 31, 2000	5,879	6	189,385	—	—	(309)	60	(125,258)	63,884
Issuance of shares through employee stock purchase plan	18	—	94	—	—	—	—	—	94
Reversal of previously recorded deferred stock compensation	—	—	(53)	—	—	53	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	256	—	—	256
Issuance of common stock warrants in connection with a service agreement	—	—	276	—	—	—	—	—	276
Shares issued in connection with purchase of Intuit assets	1,170	1	12,546	—	—	—	—	—	12,547
Shares repurchased	—	—	—	(37)	(204)	—	—	—	(204)
Comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	—	(165)	—	(165)
Change in unrealized gain on investments	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	(44,926)	(44,926)

Comprehensive loss	—	—	—	—	—	—	—	—	(45,081)

Balances, December 31, 2001	7,067	7	202,248	(37)	(204)	—	(95)	(170,184)	31,772
Issuance of shares through employee stock purchase plan	20	—	65	—	—	—	—	—	65
Shares repurchased	—	—	—	(112)	(171)	—	—	—	(171)
Net loss	—	—	—	—	—	—	—	(4,578)	(4,578)

Balances, December 31, 2002	7,087	$7	$202,313	(149)	$(375)	$—	$(95)	$(174,762)	$27,088

See accompanying notes.

INSWEB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(4,578)	$(44,926)	$(50,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets and restructuring	5,507	20,362	5,687
Extraordinary gain	(10,611)	—	—
Amortization of intangible assets and prepaid marketing costs	1,505	5,578	1,150
Depreciation and amortization	1,839	5,288	3,631
Loss on disposal of equipment	—	663	41
Amortization of stock-based compensation	—	256	912
Issuance of common stock warrants in connection with a service agreement	—	276	—
Foreign currency transaction gain	(48)	(97)	(152)
Equity loss from investment in InsWeb Japan K.K.	—	81	48
Cumulative effect of a change in accounting principle	—	—	1,635
Net changes in operating assets and liabilities:
Accounts receivable	436	263	1,333
Prepaid expenses and other current assets	(63)	2,683	(878)
Deposits and other assets	2,535	291	(1,384)
Accounts payable	(14)	(303)	(1,098)
Accrued expenses	964	729	(1,036)
Deferred revenue	(581)	(1,968)	1,306
Other	(1,009)	(964)	1,373

Net cash used in operating activities	(4,118)	(11,788)	(38,279)

Cash flows from investing activities:
Redemptions of short-term investments	42,840	38,967	103,220
Purchases of short-term investments	(38,444)	(33,562)	(60,475)
Proceeds from sale of property and equipment	926	—	16
Purchases of property and equipment and website development costs	(743)	(1,621)	(7,468)
Acquisition costs relating to assets purchased from Intuit	—	(548)	—
Investment in InsWeb Japan K.K.	—	—	(708)

Net cash provided by investing activities	4,579	3,236	34,585

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	65	94	2,800
Repurchase of common stock	(171)	(204)	—
Payments on marketing commitment	(2,600)	(1,506)	—

Net cash (used in) provided by financing activities	(2,706)	(1,616)	2,800

Net decrease in cash and cash equivalents	(2,245)	(10,168)	(894)
Cash and cash equivalents, beginning of year	14,627	24,795	25,689

Cash and cash equivalents, end of year	$12,382	$14,627	$24,795

Cash paid during the period for interest	$465	$1,043	$87

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for Intuit assets	$—	$12,547	$—

Payable to stockholder for Intuit assets	$—	$17,022	$—

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        InsWeb is subject to all of the risks inherent in an early stage business in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, a limited operating history, limited management resources, dependence upon consumer acceptance of the Internet, Internet related security risks, the changing nature of the electronic commerce industry, and variations in consumer traffic and insurance company participation. Due to the foregoing and other factors, InsWeb's future operating results may be materially affected.

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

  Cash, cash equivalents and short-term investments

        InsWeb considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities greater than three months at the date of purchase but less than one year are classified as short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value, given the relatively short duration of the underlying securities.

  Revenue recognition

        The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

        Transaction fee revenue from qualified consumer leads is recognized when such lead is delivered to an insurance company customer. Transaction fee revenue from closed policies is recognized when the insurance company notifies InsWeb that it has sold an insurance policy from a qualified consumer lead. Transaction fees that are contingent on the delivery of certain minimum clickthroughs are deferred until all minimums have been met.

        Agency commission revenue is based on a percentage of the insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent. Agency commission revenue is recognized on the effective date of the policy, less an estimate for early cancellations of the underlying insurance policies. InsWeb is also entitled to a commission when the insurance policy is renewed.

        Prior to January 1, 2000, InsWeb recognized development fee revenue from the design and development of customized interfaces when the development work was completed and the insurance company's integration with InsWeb's site became operational (the "Live Date"). Since the adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was effective January 1, 2000, InsWeb continues to defer development fee revenue until the Live Date but now recognizes such development fee revenue ratably over the estimated life of the carrier relationship, typically three years. Maintenance revenue is recognized ratably over the term of the customer agreement. Deferred revenue represents prepayment for services to be rendered in the future.

  Website development costs

        Effective July 1, 2000, InsWeb adopted the provisions of Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which provides guidance on accounting for costs incurred to develop, enhance, and upgrade a website. For the years ended December 31, 2002 and 2001, InsWeb capitalized $0 and $831,000 in such costs and recorded amortization of $421,000 and $1,517,000, respectively. All other development costs not qualifying for capitalization under EITF 00-2 are expensed as incurred. Capitalized costs are amortized over the estimated useful life of the related upgrade and enhancement, generally two years.

  Online marketing fees

        InsWeb believes that relationships with high-profile online companies can drive significant traffic to its site. InsWeb seeks out relationships with companies whose websites feature a high volume of traffic or a substantive focus that is related to the purchase of insurance coverage, such as sites related to automobiles, homes or personal finances. Agreements with these online companies typically provide that InsWeb pay the online company a portion of the resulting revenue (or transaction fees) and in some cases a fixed fee. Such fees are expensed in the period the related qualified consumer lead is delivered to an insurance company customer. Fixed fee payments are capitalized and expensed on a straight-line basis over the term of the agreement, or ratably based on delivery of the specified consumer traffic targets, whichever method results in a greater expense during the period. Payments based on per unit transactions are expensed in the period in which the consumer traffic occurred and are included as a component of sales and marketing expense in the period.

  Direct marketing expenses

        Costs related to advertising and promotions of products are charged to sales and marketing expense as incurred. Direct marketing charged to expense for the years ended December 31, 2002, 2001 and 2000 were $10,985,000, $16,664,000 and $24,168,000, respectively.

  Property and equipment and other long-lived assets

        Property and equipment are stated at cost less accumulated depreciation. Depreciation on computer and office equipment, furniture and fixtures and purchased software is calculated using the straight-line method over the estimated useful lives of the assets, generally two to five years. Amortization on leasehold improvements is calculated using the straight-line method over the estimated useful lives of the improvements or the remaining term of the lease, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

        InsWeb evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires the recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds fair value. InsWeb assesses the impairment of its long-lived assets annually or when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

  Foreign currency transactions

        The promissory note payable to a strategic partner and stockholder is remeasured from Japanese yen into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation." Accordingly, it is remeasured at the current exchange rate as of the applicable balance sheet date and the resulting foreign currency gain (loss) is included in the consolidated statements of operations as a component of interest and other income, net. See further discussion of InsWeb's investment in Finance All K.K. in Note 7.

        In March 2001, the Company exchanged its equity interest in InsWeb Japan K.K. for a non-controlling interest in Finance All K.K. At December 31, 2002, InsWeb's ownership interest in Finance All K.K. was approximately 9%. Through the date of the exchange, the Company translated its investment in InsWeb Japan K.K. at the applicable balance sheet rate and recorded the resulting translation adjustment in accumulated other comprehensive income (loss), a separate component of stockholders' equity. Subsequent the exchange, the Company revalues its investment in Finance All K.K. at the applicable balance sheet rate and the resulting foreign currency gain (loss) is included in the consolidated statement of operations as a component of interest and other income, net.

        The Company recognized foreign currency gains of $48,000, $97,000 and $152,000 for the years ending December 31, 2002, 2001 and 2000, respectively.

  Concentration of risk—credit

        Financial instruments that potentially subject InsWeb to concentration of credit risk, as defined by Statement of Financial Accounting Standard No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist principally of cash, cash equivalents, short-term investments and accounts receivable. InsWeb deposits its cash and cash equivalents with various domestic financial institutions. Such deposits may exceed federal deposit insurance limits.

        InsWeb's short-term investments consist of diversified investment grade securities. InsWeb's investment policy limits the amount of credit exposure to investments in any one issue, and InsWeb believes no significant concentration of credit risk exists with respect to these investments.

        InsWeb's customer base is dispersed across many different geographic areas, and most customers are in the insurance industry in the United States. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact InsWeb's overall credit risk. InsWeb performs ongoing credit evaluations of its customers and generally does not require collateral. InsWeb reviews the need for allowances for potential credit losses based on historical losses, and records a provision when collectibility is uncertain. The Company has not experienced significant credit losses to date. Generally, receivables are due 30 days from the invoice date and are considered past due after this date.

  Concentration of risk—significant customers

        For the year ended December 31, 2002, three customers (Amica, GE Financial Assurance and Kemper Direct) accounted for 14%, 14% and 10% of total revenues, respectively. For the year ended December 31, 2001, three customers (Amica, GE Financial Assurance and AIG) accounted for 11%, 11%, and 10% of total revenues, respectively. For the year ended December 31, 2000, two customers (State Farm and AIG) accounted for 14% and 11% of total revenues, respectively. At December 31, 2002 and 2001 one customer accounted for 21% and 25% of accounts receivable, respectively.

  Concentration of risk—marketing partners

        We rely on relationships with Internet portals, financial institutions, and other online companies to attract consumers to our website. In a typical arrangement, the online company includes a "link" on its website on which a user can click to jump to our website or to a site that we operate under the online company's name; as part of the arrangement, we typically pay the online company a portion of the resulting transaction fees and in some cases a fixed fee. These relationships may not continue to generate a substantial amount of new traffic on our website, or the revenues generated by these relationships may be insufficient to justify our payment obligations. We have experienced occasional fluctuations in the traffic from our online partners as a result of redesigns of their websites or being outbid for promotions by other online insurance providers. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies' websites and services. Any decline in the market presence, business or reputation of these online companies' websites and services will reduce the value of these relationships to us and could harm our business.

        For the years ended December 31, 2002, 2001 and 2000, we received approximately 11%, 32% and 25%, respectively, of our website traffic from a combination of the major Internet portals Yahoo! Inc., MSN and AOL. We did not renew our agreement with MSN for fiscal 2002, and our status as exclusive provider to Yahoo! and AOL was converted to non-exclusive, effective November 1, 2001 and January 1, 2002, respectively. Additionally, during 2002 we significantly expanded our on-line marketing relationship with LowerMyBills.com, Inc., whereby they delivered approximately 34% of our website traffic for the year ended December 31, 2002.

        Most of our relationships with online companies are terminable by either party on 30 to 90 days' notice. We may not be able to negotiate or renew marketing agreements with online companies on terms that are acceptable to us. The termination, non-renewal or renewal on unfavorable terms of a relationship from which we generate significant traffic to our website would harm our business. If the recent trend of failing online companies continues, the traffic currently being received as well as the ability to attract new consumer traffic to our site could be harmed. Additionally, an online company's failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we receive at our site, harming our business.

  Loss per share

        Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if preferred stock had been converted and stock options and warrants had been exercised. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their effect would be antidilutive.

  Other comprehensive income (loss)

        Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on investments. There were no other comprehensive income (loss) items for the year ended December 31, 2002.

  Stock-based compensation

        At December 31, 2002, InsWeb has two stock-based employee compensation plans, which are described more fully in Note 12. InsWeb accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"). Under APB 25, stock-based compensation expense is based on the difference, if any, between the fair value of InsWeb's stock and the exercise price of the option on the measurement date, which is typically the date of grant.

        InsWeb accounts for options granted to non-employees in accordance with the provisions of Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services." Under these provisions, options are recorded at their estimated fair value on the measurement date.

        The following table illustrates the effect on net loss and loss per share if InsWeb had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Year Ended December 31,
(In thousands, except per share amounts)	2002	2001	2000
Net loss, as reported	$(4,578)	$(44,926)	$(50,847)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(2,196)	(2,633)	(10,017)

Pro forma net loss	$(6,774)	$(47,559)	$(60,864)

Loss per share:
Basic and diluted—as reported	$(0.65)	$(6.45)	$(8.68)

Basic and diluted—pro forma	$(0.96)	$(6.82)	$(10.39)

Stock-based compensation costs included in the determination of net loss as reported	$—	$532	$912

        Option valuation models require the input of highly subjective assumptions. Because InsWeb's employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The above pro forma disclosures are not necessarily representative of the effects on reported income or loss for future periods as additional grants are made each year and options vest over several years.

  Segment information

        InsWeb operates in one segment, business-to-consumer electronic insurance services. InsWeb markets its online marketplace in the United States. The Chief Executive Officer has been identified as the Chief Operating Decision Maker because he has final authority over resource allocation decisions and performance assessment.

  Recent accounting pronouncements

        In April 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), the "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items. SFAS 145 will be effective for InsWeb's fiscal year beginning January 1, 2003. Upon the effective date of SFAS 145, the extraordinary gain of $10,611,000 recorded in connection with the amendment of the license and distribution agreement with Intuit (see Note 10) will be reclassified to other income. Except for this reclassification, the adoption of SFAS 145 is not expected to affect InsWeb's financial condition, results of operations or cash flows.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 ("EITF 00-21"), which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. This issue addresses how to account for these multiple-element revenue arrangements and focuses on when a revenue arrangement should be separated into components or deliverables, or alternatively, when smaller deliverables or elements should be combined for purposes of recognizing revenue. EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently evaluating the effect that EITF 00-21 may have, if any, on its results of operations, financial condition and cash flows.

        In December 2002, the FASB issued Statement of Financial Accounting Standards Statement No. ("SFAS 148") "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net loss and loss per share in annual and interim financial statements. SFAS 148 is effective for fiscal years ending after December 15, 2002. While InsWeb does not plan to change its method of accounting for stock options from the intrinsic method to the fair value method (and therefore, there is no effect to InsWeb's results of operations, financial condition or cash flows), InsWeb has adopted the disclosure requirements in its annual report for the year ended December 31, 2002.

        In January 2003, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the FASB has issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the effect that FIN 46 may have, if any, on its results of operations, financial condition and cash flows.

  Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Cash and cash equivalents and short-term investments

        Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2002	2001
Cash	$3,067	$2,680
Money market funds	2,820	2,215
Taxable municipal securities	2,600	—
Commercial paper	3,895	9,732

	$12,382	$14,627

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

        InsWeb's investment portfolio consists of the following (in thousands):

	December 31,
	2002	2001
Available-for-sale:
Money market funds	$2,820	$2,215
Certificates of deposit	3,340	3,444
Commercial paper	6,289	11,975
Municipal securities	7,405	14,014
Corporate bonds	1,814	1,235
U.S. Agency securities	4,188	—

	$25,856	$32,883

Cash equivalents	$9,315	$11,947
Short-term investments	16,541	20,936

	$25,856	$32,883

        At December 31, 2002 and 2001, the carrying value of available-for sale securities are shown net of gross unrealized gains of $1,000, which are included as a component of stockholders' equity, and are attributable to InsWeb's investments in commercial paper and other debt securities. At December 31, 2002, the contractual maturities of InsWeb's investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

4.    Prepaid Expenses and Other Current Assets

        Prepaid expenses and other assets consist of the following (in thousands):

	December 31,
	2002	2001
Prepaid marketing fees	$228	$510
Prepaid insurance	695	419
Other	309	240

	$1,232	$1,169

5.    Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Computer and office equipment	$6,105	$5,897
Furniture and fixtures	1,205	1,200
Leasehold improvements	685	1,663
Purchased software	3,146	2,729

	11,141	11,489
Less accumulated depreciation	(8,944)	(7,691)

	$2,197	$3,798

        Depreciation expense was $1,419,000, $3,771,000 and $3,589,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

6.    Deposits and Other Assets

        Deposits and other assets consist of the following (in thousands):

	December 31,
	2002	2001
Capitalized website development costs, net	$96	$517
Restricted cash security deposits for operating leases	105	1,105
Deposits for operating leases	375	1,750
Investment in Finance All K.K.	1,709	1,591
Other	11	157

	$2,296	$5,120

7.    Finance All K.K. (formerly InsWeb Japan K.K.)

        In 1998, InsWeb entered into an agreement with a strategic partner and stockholder to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The venture was carried out exclusively through InsWeb Japan K.K., a Japanese corporation, in which InsWeb owned an equity interest. In conjunction with this agreement, InsWeb also entered into an agreement in August 1999 to provide consulting and hosting services to assist InsWeb Japan K.K. in developing its Internet strategy. In 2000, $1,414,000 was billed under this contract and included in development and maintenance fees. No such services were provided for the years ended December 31, 2002 and 2001. Although this consulting and hosting services agreement has not been terminated, InsWeb does not expect to provide such services to InsWeb Japan K.K. in the future.

        InsWeb's investment in InsWeb Japan K.K. was purchased in exchange for a promissory note payable to a stockholder. The promissory note is payable in Japanese yen and accrues interest at 5% per annum, which is payable quarterly. The promissory note, together with all accrued and unpaid interest, is due and payable September 15, 2003. Interest expense related to this note for the years ended December 31, 2002, 2001 and 2000, were $64,000, $65,000 and $70,000, respectively. As of December 31, 2002 and 2001 $1,230,000 and $1,145,000 were outstanding under this promissory note, respectively.

        In 2001, InsWeb and other investors entered into an agreement pursuant to which a new privately-held holding company, Finance All K.K., controls InsWeb Japan K.K. and two other Internet companies in which InsWeb does not hold a financial interest (the "Reorganization"). The purpose of the Reorganization was to create a holding company that will collectively create an online financial marketplace consisting of various business-to-consumer financial services. The online market place will provide services in the insurance, consumer loan, and home loan (mortgage) marketplace in Japan and the Republic of Korea. In exchange for its shares in InsWeb Japan K.K., InsWeb acquired a 14% ownership interest in Finance All K.K. InsWeb is not required to fund any losses or guarantee any indebtedness of Finance All K.K. and does not have the ability to exercise significant influence over the policies with respect to the operations of Finance All K.K. At December 31, 2002, InsWeb's ownership interest in Finance All K.K. has decreased to approximately 9%.

        InsWeb's investment interest in Finance All K.K. is being accounted for under the cost method. Prior to the Reorganization, InsWeb accounted for its investment in InsWeb Japan K.K. under the equity method, under which InsWeb's proportionate share of Finance All K.K. net losses were included as a component of interest income and other, net. It is not practical to estimate the fair value of InsWeb's investment in Finance All K.K. because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The carrying value at December 31, 2002 represents InsWeb's cost less its proportionate share of InsWeb Japan K.K.'s losses through the date of the Reorganization. At December 31, 2002, management believes the carrying value is not impaired.

8.    Impairment of long-lived assets

  Intuit Insurance Services, Inc.

        In January 2001, InsWeb acquired from Intuit, Inc. certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly-owned subsidiary of Intuit for $30,117,000, comprised of common stock and fixed payments due over the term of a license and distribution agreement. In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement under which Intuit and InsWeb granted one another licenses to create links between their respective websites in order to create and operate a co-branded insurance center. InsWeb recorded a long-lived asset of $17,022,000 for prepaid marketing costs and an intangible asset of $13,095,000, relating to the beneficial terms of the license and distribution agreement. The fair value of the intangible asset was estimated based on the expected Internet traffic to be received from Intuit by InsWeb.

        In 2002 and 2001, as a result of significantly lower than anticipated traffic levels, InsWeb reassessed the recoverability of the assets recorded in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this asset to its carrying amount. Based on these evaluations, InsWeb determined that the acquired assets were impaired and recorded impairment charges of $3,707,000 and $18,519,000, respectively, as the carrying value of these assets was in excess of fair value. The fair value of the acquired assets was based on estimated future cash flows to be generated from the license and distribution agreement, discounted using a rate commensurate with the risk involved.

        In assessing the recoverability of InsWeb's long-lived assets, InsWeb must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Specifically, the variability in anticipated traffic levels, number of completed shopping sessions, and revenue per completed shopping session affect these estimates and assumptions. If the number of completed shopping sessions, and/or revenue per completed shopping session is below currently anticipated amounts, InsWeb may be required, to record an additional impairment charge. See also Note 10.

  Benelytics, Inc.

        In 1998, InsWeb acquired all of the outstanding shares of Benelytics, Inc. ("Benelytics"). In 2000, InsWeb entered into a linking agreement with eHealthinsurance.com Services, Inc. ("eHealthInsurance") under which InsWeb customers were able to access eHealthInsurance's individual health, small group health, and Medicare supplement insurance product offerings. As a result, InsWeb evaluated the cost to develop and market its health care product offerings and decided to discontinue the development of its health care initiatives, which were primarily being carried out through the business and assets acquired as a result of InsWeb's acquisition of Benelytics in 1998. InsWeb then evaluated the recoverability of the goodwill and other intangibles recognized in connection with the Benelytics acquisition and determined that the circumstances indicated an inability to recover the carrying amount of the related assets. Accordingly, InsWeb recorded a non-cash write down of $4,418,000 of goodwill and other intangible assets, including the assembled workforce and contractual relationships associated with the Benelytics acquisition.

9.    Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31,
	2002	2001
Accrued employee compensation	$945	$808
Employee stock purchase plan	21	54
Deferred rent	449	341
Accrued marketing fees	634	452
Security deposit on sublease	117	1,125
Accrued lease obligations (see Note 11)	2,800	1,000
Other	639	71

	$5,605	$3,851

        In 2002, InsWeb recorded a charge of $1,800,000 to increase the accrual for lease obligations relating to formerly occupied facilities. In evaluating these lease obligations, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the continued decline in the real estate markets where the InsWeb properties are located and the inherent risk associated with its sub-lessee, due to recent actions by the sub-lessee in attempting to renegotiate and/or terminate the amended sublease agreement, the Company recorded an additional charge of $1,800,000 in 2002 to increase its accrual relating to formerly occupied facilities. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual. See also Note 11.

10.    Other Liabilities

        Other liabilities includes a marketing commitment, which represents the present value of the fixed fees due to Intuit in connection with the license and distribution agreement (as amended March 28, 2002), with payments due in quarterly installments through July 2003, and an imputed interest rate of 7.0% per annum. The balances at December 31, 2002 and 2001 include $334,000 and $2,194,000, respectively, relating to amounts that are contingently payable. At December 31, 2002 and 2001, the balances were $2,306,000 and $15,516,000, respectively.

        On March 28, 2002, InsWeb and Intuit amended their exiting license and distribution agreement. Under the amended agreement, InsWeb will make the originally agreed upon fixed payments only through July 31, 2003. Fixed payments previously payable to Intuit after July 31, 2003 have been eliminated. Effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will pay Intuit a portion of the transaction fees received by InsWeb from the Intuit Internet traffic, payable on a quarterly basis. The net result of this amended contract was a $10,611,000 extraordinary gain, accounted for in InsWeb's results of operations for the year ended December 31, 2002.

        Also included in other liabilities is a promissory note due to stockholder relating to InsWeb's investment in Finance All K.K. (formerly investment in InsWeb Japan K.K.—see Note 7), with principal due on September 13, 2003 and a fixed interest rate of 5% per annum. At December 31, 2002 and 2001, these amounts due were $1,230,000 and $1,145,000, respectively. It is not practical to estimate the fair value of amounts due to these stockholders due to the related party nature of this transaction.

11.    Commitments and Contingencies

  Leases

        InsWeb leases its current office facilities under non-cancelable operating leases, which expire at various dates through April 2011 including a 10-year lease agreement through 2011 for office space in the Sacramento area which houses its corporate headquarters and agency operations. InsWeb has options to extend the lease at the end of the lease term, and has the right of first refusal on other office space in the complex. At December 31, 2002, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2003	$3,360
2004	3,356
2005	3,257
2006	3,391
2007	3,483
Thereafter	5,452

$22,299

        Rent expense for the years ended December 31, 2002, 2001, and 2000 was $1,043,000, $1,220,000 and $1,979,000 (net of sublease rental income of $565,000, $2,456,000 and $749,000), respectively.

        At December 31, 2002, future sublease payments to be received under non-cancelable operating leases was as follows (in thousands):

2003	$1,944
2004	1,863
2005	1,838
2006	1,902
2007	1,969
Thereafter	1,515

$11,031

        Restricted cash (security deposit for operating lease) for the years ended December 31, 2002 and 2001 was $105,000 and $1,105,000, respectively, and is included in deposits and other assets. Security deposits payable (under sublease agreements) for the ended December 31, 2002 and 2001 were $117,000 and $1,125,000, respectively.

        One of the office leases is for a 65,000 square foot building in Redwood City, California. Under the terms of this lease, InsWeb is responsible for taxes, insurance and maintenance expenses. InsWeb had previously subleased a portion of the Redwood City facility under a four-year sublease agreement. In July 2002, InsWeb and its sub-lessee agreed to amend the sublease, whereby, the sub-lessee agreed to rent the entire facility for the duration of the InsWeb lease (through September 2008). All rent and operating expenses otherwise payable by InsWeb to the landlord will be paid directly by the sub-lessee. Therefore, the amended sublease agreement results in a reduction in InsWeb's operating lease commitments of $10,714,000, through the remainder of the lease. However, the sub-lessee is a start-up company with limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sub-lessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease.

        In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the continued decline in the real estate markets where the InsWeb properties are located and the inherent risk associated with its sub-lessee, due to recent actions by the sub-lessee attempting to renegotiate and/or terminate the amended sublease agreement, the Company recorded an additional charge of $1,800,000 to increase its accrual for formerly occupied facilities. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

  eHealthInsurance litigation

        In February 2001, InsWeb temporarily suspended its online health insurance quoting services due to the decision by eHealthInsurance, Inc., formerly InsWeb's exclusive provider of online health insurance quotes, to unilaterally terminate their marketing agreement. eHealthInsurance filed suit in the U.S. District Court for Northern California alleging InsWeb's failure to perform its obligations under the agreement. In March 2001, InsWeb filed a counterclaim alleging that eHealthInsurance wrongfully terminated the agreement and pursued a course of conduct aimed at damaging InsWeb's business. Subsequent to year-end, the parties have agreed to settle the outstanding lawsuits. See Note 16.

  Securities Class Action Lawsuit

        A class action lawsuit was filed on December 5, 2001 in the U.S. District Court for the Southern District of New York on behalf of purchasers of InsWeb common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased InsWeb common stock from July 22, 1999 through December 6, 2000. The complaint names as defendants InsWeb, certain current and former officers and directors, and three underwriters for InsWeb's initial public offering in July 1999. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors substantial blocks of the stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices that were above the initial public offering price. No specific damages are claimed. InsWeb believes that the allegations against InsWeb and its current and former officers and directors are without merit and intends to contest them vigorously. The litigation is in the preliminary stage, and InsWeb cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb's financial condition, results of operations or cash flows.

12.    Stockholders' Equity

  Common Stock Repurchase Program

        In 2001, InsWeb's Board of Directors authorized the repurchase of up to 167,000 shares of the Company's common stock. Under this repurchase program, InsWeb acquired 37,000 shares at a cost of $204,000. This program expired in June 2002.

        In July 2002, the Board of Directors authorized management to repurchase additional shares of InsWeb's common stock for a total purchase price of up to $1,000,000 over the succeeding 12-month period. As of December 31, 2002, a total of 4,400 shares have been repurchased at a cost of $11,000.

  Negotiated Common Stock Repurchases

        In December 2002, the Board of Directors authorized management to repurchase 107,445 shares of InsWeb's common stock held by SOFTBANK Ventures, Inc. at a cost of $160,000.

  Stock Option Plans

        In July 1997, InsWeb authorized the 1997 Stock Option Plan (the "1997 Option Plan") and the Senior Executive Option Plan (the "Executive Plan"). Under the 1997 Option Plan, the Board of Directors may issue incentive stock options to employees of InsWeb and its subsidiaries and may also issue nonqualified stock options to employees, officers, directors, independent contractors and consultants of InsWeb and its subsidiaries. Under the Executive Plan, the Board of Directors may issue nonqualified stock options to employees, officers and directors of InsWeb and its subsidiaries. Following attendance at each regularly scheduled meeting of the Board of Directors, each eligible director is granted a fully-vested option to purchase 500 shares of common stock at the fair market value on the date of grant; a fully vested option to purchase 100 shares of common stock is granted for attendance at committee meetings. The 1997 Option Plan was amended in August 1998, to provide for an automatic annual increase in the share reserve, to be effective on the first day of each fiscal year, by a number of shares equal to 5% of the number of common shares outstanding as of the last day of the preceding fiscal year. Options granted under these plans generally vest in equal monthly installments over a one to three year period, except for certain options granted to members of InsWeb's Board of Directors, which vest immediately. Options generally expire ten years from the date of grant.

        Activity under all of the Company's stock option plans is as follows:

	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
(in thousands, except exercise price amounts)
Balances, December 31, 1999	115	777	$116.58
Additional shares reserved	289	—	—
Granted	(903)	903	$48.54
Exercised	—	(71)	$26.58
Canceled/forfeited	895	(895)	$103.80

Balances, December 31, 2000	396	714	$55.68
Additional shares reserved	294	—	—
Granted	(270)	270	$6.30
Canceled/forfeited	284	(284)	$52.77

Balances, December 31, 2001	704	700	$37.81
Additional shares reserved	353	—	—
Granted	(702)	702	$4.54
Canceled/forfeited	127	(127)	$31.62

Balances, December 31, 2002	482	1,275	$20.08

Options outstanding and currently exercisable by exercise price at December 31, 2002 are as follows:

	Options Outstanding		Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price
(in thousands, except contractual life and exercise price amounts)
$1.38-$4.85	134	9.40	37	$2.79
$4.86-$4.95	570	9.25	88	$4.95
$5.00-$7.13	186	8.30	104	$6.45
$7.31-$13.86	130	7.63	102	$12.31
$14.25-$64.00	142	6.57	139	$31.75
$82.50-$141.75	82	7.06	78	$87.69
$152.25-$152.25	1	6.96	1	$152.25
$154.50-$154.50	1	7.01	1	$154.50
$176.63-$176.63	1	6.65	1	$176.63
$270.00-$270.00	28	6.55	21	$270.00

	1,275	8.46	572	$34.62

        In connection with the Company's initial public offering, InsWeb determined that the deemed fair market value of InsWeb's common stock on the date of grant of certain employee stock options was in excess of the exercise price of the options. This difference was recorded as deferred stock compensation, was classified as a reduction of stockholders' equity and was amortized as a charge to operations over the vesting period of the applicable options, which was generally three years. In 2001, InsWeb reversed deferred stock compensation previously recorded of $53,000 as a result of employee terminations. Amortization of stock compensation expense recognized for the years ended December 31, 2001, and 2000 totaled $256,000 and $912,000, respectively, based on the vesting periods of the underlying options on a graded-vesting basis. Amounts were fully amortized in 2001. InsWeb's stock option grants and related fair values are as follows:

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value
(in thousands, except price and fair value amounts)
For year ended December 31, 2000:
Options granted at fair value	903	$48.54	$39.96

For year ended December 31, 2001:
Options granted at fair value	270	$6.30	$5.29

For year ended December 31, 2002:
Options granted at fair value	702	$4.54	$3.19

        The per share weighted average fair value of options granted was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.7%	4.8%	6.2%
Expected life	4.9 years	4.8 years	2.7 years
Expected dividend yield	—	—	—
Volatility	90.0	124.0	161.0

        The risk-free interest rate range represents the low and high end of the range used at different points during the year.

  Employee Stock Purchase Plan

        InsWeb has an Employee Stock Purchase Plan (the "1999 Plan") under which eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the Common Stock on the date of commencement of the offering or on the last day of the six-month purchase period. During the years ended December 31, 2002, 2001 and 2000, 19,905, 17,762 and 17,045 shares, respectively, were distributed to employees at prices ranging from $2.13 per share to $74.28 per share. The weighted average fair value of the 2002, 2001 and 2000 awards were $3.21 per share, $5.34 and $54.90 per share, respectively. At December 31, 2002, InsWeb had 208,000 shares of its common stock reserved for future issuance under the 1999 Plan. The number of shares of common stock issuable under the 1999 Plan is increased by 50,000 shares each year until January 1, 2008.

  Common Stock Warrants

        In connection with the acquisition of Benelytics, InsWeb assumed all warrants then outstanding to purchase common stock of Benelytics and converted them into warrants to purchase an aggregate of 2,000 shares of InsWeb's common stock at an exercise price of $65.16 per share. These warrants are fully exercisable and expire on June 1, 2003. As of December 31, 2002, no warrants had been exercised and all remained outstanding. The fair value of these warrants was accounted for as a portion of the purchase price for the Benelytics acquisition.

        In connection with a service agreement with a third-party insurance company entered into during 2001, InsWeb issued warrants to purchase an aggregate of 58,333 shares of InsWeb's common stock at a purchase price of $30.00 per share. The warrants became exercisable on March 31, 2001 and expire on March 1, 2006. The fair value of the warrants of $276,000 was derived using the Black-Scholes model. In January 2002, these warrants were surrendered and cancelled.

13.    Related Party Transactions

  Marketing agreements

        For the years ended December 31, 2002, 2001 and 2000, InsWeb recognized $1,085,000, $3,333,000 and $4,625,000, respectively in marketing expense under a marketing agreement with an Internet company. An affiliate of the Internet company became a stockholder of InsWeb on December 30, 1998. See Notes 12 and 16.

        For the year ended December 31, 2002, InsWeb paid Intuit $3,000,000 under the license and distribution agreement. As of December 31, 2002, the future fixed payments to Intuit are $2,000,000 in 2003. See also Notes 8 and 10.

  Stockholder and customer

        A stockholder, who is also a customer, accounted for $0, $6,000 and $881,000 of InsWeb's total revenues during 2002, 2001 and 2000, respectively. No amounts were due from this customer at December 31, 2002 and 2001.

14.    Income Taxes

        As of December 31, 2002 and 2001, InsWeb had net operating loss carry forwards of approximately $150,000,000 and $140,200,000 for federal income tax purposes and $95,000,000 and $104,300,000 state income tax purposes, respectively. The federal and state net operating loss carry forwards begin to expire in the years 2011 and 2004, respectively. InsWeb's ability to utilize its net operating loss carry forwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit, on an annual basis, InsWeb's future use of its net operating loss carry forwards. The amount, if any, of such limitations has not yet been determined.

        The components of the net deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2002	2001
Net operating loss carry forwards	$56,520	$53,740
Tax credit carry forwards	813	431
Accruals and allowances	9,116	10,477
Other	(1,161)	645

	65,288	65,293
Less valuation allowance	(65,288)	(65,293)

Net deferred tax asset	$—	$—

        Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, InsWeb has recorded a valuation allowance against its net deferred tax asset. The valuation allowance recorded for the years ended December 31, 2001 and 2000 increased by $17,797,000 and $19,272,000, respectively.

        The difference between the income tax benefit at the federal statutory rate of 34% and InsWeb's effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2002	2001	2000
Federal tax benefit at statutory rate	(34)%	(34)%	(34)%
State taxes, net of federal benefit	(5)	(5)	(3)
Other	—	1	2
Adjustment due to increase in valuation allowance	39	38	35

Provision for income taxes	0%	0%	0%

15.    Employee Benefit Plan

        InsWeb has a defined contribution plan offered to all eligible employees, and is qualified under section 401(k) of the Internal Revenue code. InsWeb will match 50% of the first 6% of elective contributions made by each qualifying employee. Each participant is 100% vested in elective contributions and is incrementally vested one-third at the end of each of three consecutive years of service in employer contributions. Employer contributions for the years ended December 31, 2002, 2001 and 2000 were $158,000, $89,000 and $308,000, respectively.

16.    Subsequent Events

  Negotiated Common Stock Repurchases

        In February 2003, the Board of Directors authorized management to repurchase 2,241,440 shares of InsWeb's common stock, consisting of 1,169,898 shares held by Intuit Insurance Services, Inc. and 1,071,542 shares held by SOFTBANK America, Inc. The shares were purchased for $3,810,000, or $1.70 per share. With the closing of this transaction, SOFTBANK Corporation's holdings of InsWeb common stock have been reduced to 353,032 shares, while Intuit Insurance Services, Inc. holds no shares. Following these transactions, InsWeb had 4,705,104 shares of common stock outstanding.

  eHealthInsurance litigation

        In March 2003, InsWeb and eHealthInsurance agreed to settle ongoing litigation in the U.S. District Court for the Northern California. The litigation stemmed from eHealthInsurance's decision in February 2001 to terminate an agreement concerning the marketing of health insurance to consumers originating at InsWeb. Although specific terms of the settlement agreement are confidential, eHealthInsurance has agreed to pay InsWeb $800,000 for the services performed by InsWeb prior to the termination of the marketing agreement. In addition, the parties have released all claims against each other relating to the marketing agreement.

17.    Quarterly Financial Information (unaudited)

	Quarter ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
(amounts in thousands, except per share amounts)
Fiscal 2002 (1):
Total revenues	$6,834	$6,319	$6,016	$6,386
Operating expenses	9,643	9,164	8,439	13,762

Loss from operations	(2,809)	(2,845)	(2,423)	(7,376)
Other income (expense), net	(76)	147	114	79
Extraordinary gain	9,345	—	—	1,266

Net income (loss)	$6,460	$(2,698)	$(2,309)	$(6,031)

Loss per share before extraordinary gain—basic and diluted	$(0.41)	$(0.38)	$(0.33)	$(1.04)
Extraordinary gain—basic and diluted	1.33	—	—	0.18

Net income (loss) per share—basic and diluted	$0.92	$(0.38)	$(0.33)	$(0.86)

Fiscal 2001 (2):
Total revenues	$7,156	$5,561	$5,830	$6,309
Operating expenses	13,437	13,319	13,142	30,927

Loss from operations	(6,281)	(7,758)	(7,312)	(24,618)
Other income (expense), net	793	565	369	(684)

Net loss	$(5,488)	$(7,193)	$(6,943)	$(25,302)

Net loss per share—basic and diluted	$(0.81)	$(1.02)	$(0.99)	$(3.60)

(1)
The results of operations for the quarter ended December 31, 2002 include a charge for the impairment of long-lived assets of $3,707,000 and a charge of $1,800,000 to increase the accrual for lease obligations relating to formerly occupied facilities.

(2)
The results of operations for the quarter ended December 31, 2001 include a charge for the impairment of long-lived assets of $18,519,000, a charge of $1,843,000 to write-down certain leasehold improvements to their net realizable value and to establish the accrual for lease obligations relating to formerly occupied facilities, and an adjustment to increase interest expense in the amount of $995,000, offset by a decrease to sales and marketing expense of $245,000. The latter two adjustments resulted from the final purchase price allocation of the cost of the assets acquired from Intuit.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        On November 27, 2001, InsWeb Corporation ("InsWeb") dismissed PricewaterhouseCoopers LLP ("PwC") as its independent accountants. The Audit Committee of InsWeb's Board of Directors participated in and approved the decision to change independent accountants.

        InsWeb engaged Ernst & Young ("E&Y") as its new independent auditors for the year ending December 31, 2001 on November 29, 2001. The Audit Committee of InsWeb's Board of Directors participated in and approved the decision to retain E&Y as InsWeb's independent auditors. During 1999 and 2000 and through November 28, 2001, InsWeb had not consulted with E&Y regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on InsWeb's financial statements.

        The reports of PwC on InsWeb's financial statements for 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audit for fiscal year 2000 and through November 27, 2001, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such years. In addition, during 1999 and 2000 and through November 27, 2001, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

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

Item 10. Directors and Executive Officers of the Registrant.

        Directors.    This section sets forth for InsWeb's current directors, their ages and information concerning their backgrounds.

Name	Position with InsWeb	Age	Director Since
Hussein A. Enan	Chairman of the Board	57	1995
Mark P. Guthrie	Director and Chief Executive Officer	41	2002
Robert A. Puccinelli	Director	65	1998
James M. Corroon	Vice Chairman of the Board	63	1996
Ronald D. Fisher	Director	55	1999
Thomas W. Orr	Director	69	2003

        Hussein A. Enan co-founded InsWeb in February 1995 and has served as its Chairman of the Board since its inception. Mr. Enan served as InsWeb's Chief Executive Officer from February 1995 to June 2002. Mr. Enan also served as InsWeb's President from May 1999 to June 2000. From March 1992 to November 1994, Mr. Enan was a general partner at E.W. Blanch, a reinsurance intermediary that merged with his own wholly-owned company, Enan & Company, a reinsurance intermediary, in March 1992. Mr. Enan founded Enan & Company in February 1979.

        Mark P. Guthrie joined InsWeb in September 1997 as Senior Vice President of Strategic Partnerships and served as its Executive Vice President of Operations from July 1998 to June 2000. Mr. Guthrie served as InsWeb's Chief Operating Officer since January 2000, its President since June 2000 and Chief Executive Officer since July 2002. Mr. Guthrie became a director of InsWeb in July 2002. From July 1995 to August 1997, Mr. Guthrie held various positions with Industrial Indemnity, a nationwide property and casualty insurance company, most recently as senior operating officer of national programs.

        Robert A. Puccinelli has been a director of InsWeb since May 1998. From October 1985 to May 1995, Mr. Puccinelli was chairman and chief executive officer of Industrial Indemnity, a nationwide property and casualty insurance company.

        James M. Corroon has been a director of InsWeb since August 1996 and has served as Vice Chairman of the Board since May 1999. From July 1999 to December 2000, he was a full-time employee of InsWeb and a member of the senior management team. Mr. Corroon has been a director of Willis Corroon of California, an insurance services firm, since January 1996. From October 1966 to December 1995, Mr. Corroon held various management positions with Willis Corroon and its predecessor entity, Corroon & Black Corporation.

        Ronald D. Fisher has been a director of InsWeb since September 1999. Mr. Fisher is Vice Chairman of SOFTBANK Holdings Inc. and a Managing Partner of SOFTBANK Capital Partners, both affiliates of SOFTBANK Corp. He joined SOFTBANK in October 1995. From January 1990 to September 1995, Mr. Fisher was the Chief Executive Officer of Phoenix Technologies, Ltd., the leading developer and marketer of system software products for personal computers. Mr. Fisher is a Director of SOFTBANK Corporation, Japan and serves on the Boards of the following companies: E*Trade Group, Inc., GSI Commerce, Key 3Media Group, Inc., Optimark Holdings, Inc., and VieFinancial Group.

        Thomas W. Orr became a director of InsWeb in January 2003. Mr. Orr was a partner in the accounting firm of Bregante and Company from January 1992 through June 2002. From 1987 through 1991, Mr. Orr was Chief Financial Officer of Scripps League Newspaper, Inc. Prior to 1987 Mr. Orr worked for the accounting firm of Arthur Young & Company (predecessor to Ernst & Young, LLP) from 1958 until he retired as an audit partner in 1986.

Item 11. Executive Compensation.

        The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Executive Compensation and Other Matters."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

        The following table sets forth, as of March 20, 2003, certain information with respect to the beneficial ownership of InsWeb's Common Stock by (i) each stockholder known by InsWeb to be the beneficial owner of more than 5% of InsWeb's Common Stock, (ii) each director of InsWeb, (iii) the Chief Executive Officer and each of the other executive officers of InsWeb that received a total salary and bonus in excess of $100,000 in the year ended December 31, 2002, and (iv) all current directors and executive officers of InsWeb as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Common Stock Outstanding (2)
5% Stockholders
SOFTBANK Corp. (3)	353,032	7.1%
Nationwide Mutual Insurance Company (4)	531,947	10.6%
Directors and Executive Officers
Hussein A. Enan (5)	1,353,187	27.1%
Mark P. Guthrie (6)	164,693	3.3%
James M. Corroon (7)	5,773	*
Ronald D. Fisher (8)	356,365	7.1%
Robert A. Puccinelli (9)	21,590	*
Thomas W. Orr	0	*
William D. Griffin (10)	25,557	*
L. Eric Loewe (11)	36,354	*
Current directors and executive officers as a group (8 persons)(12)	1,963,519	39.3%

*
Less than 1%.

(1)
The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)
Calculated on the basis of 4,701,104 shares of Common Stock outstanding as of March 20, 2003, except that shares of Common Stock underlying options exercisable within 60 days following March 20, 2003 are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options.

(3)
Consists of 117,677 shares held by SOFTVEN No. 2 Investment Enterprise Partnership and 235,355 shares held by SOFTBANK Finance Corp., each of which is an affiliate of SOFTBANK Corp. The address for SOFTBANK Corp. is Izumi Garden Tower 20F, 1-6-1 Roppongi Minato-ku Tokyo 106-6020.

(4)
Consists of 531,947 shares held by Nationwide Mutual Insurance Company. The address for Nationwide Mutual Insurance Company is One Nationwide Plaza, Columbus, OH 43215.

(5)
Includes 41,250 shares held by Mr. Enan's spouse. Includes 66,547 shares subject to options exercisable within 60 days following March 20, 2003. The address for Mr. Enan is c/o InsWeb Corporation, 11290 Pyrites Way, Suite 200, Gold River, California 95670.

(6)
Includes 151,343 shares subject to options exercisable within 60 days following March 20, 2003.

(7)
Includes 5,773 shares subject to options exercisable within 60 days following March 20, 2003.

(8)
Includes 353,032 shares held by entities affiliated with SOFTBANK Corp. Mr. Fisher is vice chairman of SOFTBANK Holdings Inc., an affiliate of SOFTBANK Corp., and may be deemed to have voting or investment control with respect to these shares. Includes 3,333 shares subject to options exercisable within 60 days following March 20, 2003. Mr. Fisher disclaims beneficial ownership with respect to these shares. See footnote 3.

(9)
Includes 9,090 shares subject to options exercisable within 60 days following March 20, 2003.

(10)
Includes 25,557 shares subject to options exercisable within 60 days following March 20, 2003.

(11)
Includes 35,054 shares subject to options exercisable within 60 days following March 20, 2003.

(12)
Includes 296,697 shares subject to options exercisable within 60 days following March 20, 2003.

        The following presents all compensation plans as of December 31, 2002 (approved and not previously approved by security holders) under which equity securities of the registrant are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,275,000	$20.08	482,000
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions.

        The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Certain Relationships and Related Transactions."

PART IV

Item 14. Controls and Procedures.

  (a)
  Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

  (b)
  Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this Form:

  1.
  Financial Statements:

    2.
    Financial Statement Schedules:

          The following financial statement schedule of InsWeb Corporation for the years ended December 31, 2002, 2001 and 2000 is filed as part of this report and should be read in conjunction with the consolidated financial statements of InsWeb Corporation.

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

  (b)
  Reports on Form 8-K during the quarter ended December 31, 2002:

          Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2003.

INSWEB CORPORATION
By:	/s/ WILLIAM D. GRIFFIN William D. Griffin Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MARK P. GUTHRIE Mark P. Guthrie	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2003
/s/ WILLIAM D. GRIFFIN William D. Griffin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2003
/s/ HUSSEIN A. ENAN Hussein A. Enan	Chairman of the Board	March 25, 2003
/s/ JAMES M. CORROON James M. Corroon	Vice Chairman of the Board	March 25, 2003
/s/ RONALD FISHER Ronald Fisher	Director	March 25, 2003
/s/ THOMAS W. ORR Thomas W. Orr	Director	March 25, 2003
/s/ ROBERT A. PUCCINELLI Robert A. Puccinelli	Director	March 25, 2003

INSWEB CORPORATION
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mark P. Guthrie, President and Chief Executive Officer of InsWeb Corporation, certify that:

  (1)
  I have reviewed this annual report on Form 10-K of InsWeb Corporation;

  (2)
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  (3)
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  (4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  (5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  (6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARK P. GUTHRIE Mark P. Guthrie President and Chief Executive Officer Dated: March 25, 2003

INSWEB CORPORATION
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William D. Griffin, Chief Financial Officer of InsWeb Corporation, certify that:

  (1)
  I have reviewed this annual report on Form 10-K of InsWeb Corporation;

  (2)
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  (3)
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  (4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  (5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  (6)
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM D. GRIFFIN William D. Griffin Chief Financial Officer Dated: March 25, 2003

INSWEB CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2002

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement by and between Registrant, Intuit Insurance Services, Inc. and Intuit Inc., dated as of November 25, 2000. (1)
2.2†	License and Distribution Agreement by and between Registrant and Intuit Inc., dated as of January 24, 2001. (1)
2.3†	Second Amendment to License and Distribution Agreement by and between Registrant and Intuit Inc., dated as of March 28, 2002. (2)
3.1	Amended and Restated Certificate of Incorporation of Registrant. (3)
3.2	Bylaws of Registrant. (3)
4.1	Fourth Amended and Restated Investor Rights Agreement among Registrant and certain Stockholders of Registrant, dated as of January 24, 2001. (4)
10.1*	Form of Indemnification Agreement between Registrant and Registrant's directors and officers. (3)
10.2*	Registrant's 1997 Stock Option Plan. (3)
10.3*	Registrant's 1999 Employee Stock Purchase Plan. (3)
10.4*	Employment Agreement between Registrant and Hussein A. Enan, dated July 1, 1999 (5).
10.5	Joint Venture Agreement by and between Registrant and SOFTBANK Corp., dated as of December 15, 1998. (6)
10.6	Shareholders Agreement by and among SOFTBANK Finance Corporation, Registrant, E-LOAN, Inc. and Marsh & McLennan Risk Capital Holdings, Ltd., dated as of March 28, 2001 (5).
10.7†	License Agreement between Registrant and Yahoo! Inc., dated as of February 12, 1999. (7)
10.8†	Third Amendment to License Agreement between Registrant and Yahoo! Inc., dated as of September 24, 2001. (5)
10.9	Assignment of Lease and Profit Sharing Agreement by and between Registrant and Spieker Properties L.P., dated June 28, 2000. (8)
10.10*	Retention Agreement between Registrant and Mark P. Guthrie, dated June 23, 2000. (9)
10.11	Lease Agreement between Registrant and Oates/Allegheny Venture I, LLC, dated September 29, 2000. (10)
10.12	Third Amendment to Sublease Agreement between Registrant and Seven Networks, Inc., dated May 1, 2002.
10.13‡	Fifth Amendment to License Agreement between Registrant and Yahoo! Inc., dated as of September 30, 2002.
10.14	Promissory Note between Registrant and SOFTBANK Finance Corporation, dated March 13, 2003.
10.15	Stock Purchase Agreement between Registrant and SOFTBANK Ventures, Inc., dated December 12, 2002.
10.16*	Employment Agreement between Registrant and Mark P. Guthrie, dated August 21, 2002.
21.1	Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
23.3	Report of PricewaterhouseCoopers LLP, Independent Accountants, on Financial Statement Schedule.
99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(1)
Incorporated by reference to identically numbered exhibit to Registrant's Current Report on Form 8-K filed on February 8, 2002.

(2)
Incorporated by reference to identically numbered exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(3)
Incorporated by reference to identically numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-78095), as amended (the "Form S-1").

(4)
Incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K filed on February 8, 2002.

(5)
Incorporated by reference to identically numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(6)
Incorporated by reference to Exhibit 10.16 to the Form S-1.

(7)
Incorporated by reference to Exhibit 10.18 to the Form S-1.

(8)
Incorporated by reference to Exhibit 10.21 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(9)
Incorporated by reference to Exhibit 10.22 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)
Incorporated by reference to Exhibit 10.23 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

†
Confidential treatment has been granted as to a portion of this Exhibit.

‡
Confidential treatment has been requested for a portion of this Exhibit.

*
Constitutes a management contract or a compensatory plan or arrangement.

INSWEB CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2002, 2001 and 2000

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2002:
Allowance for doubtful accounts	$167,000	$—	$—	$(109,000)	$58,000
Year ended December 31, 2001:
Allowance for doubtful accounts	$135,000	$77,000	$—	$(45,000)	$167,000
Year ended December 31, 2000:
Allowance for doubtful accounts	$142,000	$144,000	$—	$(151,000)	$135,000

S-1

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
INSWEB CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
  Report of Ernst & Young LLP, Independent Auditors
  Report of PricewaterhouseCoopers LLP, Independent Accountants
INSWEB CORPORATION CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except per share amounts)
INSWEB CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
INSWEB CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
INSWEB CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Controls and Procedures.
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
INSWEB CORPORATION CERTIFICATION OF CHIEF EXECUTIVE OFFICER
INSWEB CORPORATION CERTIFICATION OF CHIEF FINANCIAL OFFICER
INSWEB CORPORATION EXHIBITS TO FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2002
INSWEB CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2002, 2001 and 2000