Form 10-Q
period 2003-03-31
INSWEB CORP
filed 2003-05-13
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule

12b-2 of the Exchange Act.) Yes☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on April 30, 2003 were 4,693,927 shares.

FORM 10-Q

INSWEB CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$14,953	$12,382
Short-term investments	9,922	16,541
Accounts receivable, net	2,124	2,236
Prepaid expenses and other current assets	908	1,232
Total current assets	27,907	32,391
Property and equipment, net	1,975	2,197
Prepaid marketing costs	741	808
Deposits and other assets	2,282	2,296
Total assets	$32,905	$37,692

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,310	$888
Accrued expenses	5,728	5,605
Deferred revenue	613	575
Marketing commitment with stockholder	1,328	2,306
Payable to stockholder	1,294	1,230
Total current liabilities	10,273	10,604

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Paid-in capital, less treasury stock	198,067	201,938
Accumulated other comprehensive loss	(91)	(95)
Accumulated deficit	(175,351)	(174,762)
Total stockholders’ equity	22,632	27,088
Total liabilities and stockholders’ equity	$32,905	$37,692

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Transaction fees	$7,228	$6,393
Development and maintenance fees	253	441
Total revenues	7,481	6,834

Operating expenses:
Technology	2,448	3,020
Sales and marketing	4,683	4,842
General and administrative	1,780	1,781
Total operating expenses	8,911	9,643
Loss from operations	(1,430)	(2,809)
Interest expense	(40)	(268)
Interest income	88	177
Other income	793	9,360
Net (loss) income	$(589)	$6,460

Net (loss) income per share-basic and diluted	$(0.10)	$0.92
Weighted average shares used in computing per share amounts-basic and diluted	6,095	7,036

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(589)	$6,460
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on amendment of license and distribution agreement	—	(9,345)
Amortization of intangible assets and prepaid marketing costs	67	376
Depreciation and amortization	311	713
Other	8	6
Net changes in operating assets and liabilities:
Accounts receivable	112	(854)
Prepaid expenses and other current assets	323	332
Deposits and other assets	(1)	1,609
Accounts payable	422	184
Accrued expenses	122	873
Deferred revenue	38	(172)
Net cash provided by operating activities	813	182
Cash flows from investing activities:
Redemptions of short-term investments	9,304	7,829
Purchases of short-term investments	(2,681)	(12,373)
Purchases of property and equipment and capitalized website development costs	(17)	(245)
Net cash provided by (used in) investing activities	6,606	(4,789)
Cash flows from financing activities:
Payments on marketing commitments	(977)	(497)
Proceeds from issuance of common stock through stock plans	17	42
Repurchase of common stock	(3,888)	—
Net cash used in financing activities	(4,848)	(455)
Net increase (decrease) in cash and cash equivalents	2,571	(5,062)
Cash and cash equivalents, beginning of period	12,382	14,627
Cash and cash equivalents, end of period	$14,953	$9,565

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$40	$268

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

2.  Basis of Presentation

 The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”).  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and March 31, 2002.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), the “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items. SFAS 145 became effective for InsWeb’s fiscal year beginning January 1, 2003.  The extraordinary gain of $9,345,000, representing a reduction of obligations (fixed payments), was recorded in connection with the amendment of the license and distribution agreement with Intuit and has been reclassified to other income for the quarter ended March 31, 2003. Except for this reclassification, the adoption of SFAS 145 did not affect InsWeb’s financial condition, results of operations or cash flows.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission.

3.  Per Share Information

Basic earnings per share, is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share, reflects the potential dilution that would occur if stock options and warrants had been exercised.  For the three month period ended March 31, 2003, common equivalent shares from stock options and warrants have been excluded from the computation of net loss per share-diluted as their effect is antidilutive.  For the three-month period ended March 31, 2003, shares used in the computation of diluted earnings per share are not significantly different than the number of shares used in the computation of basic earnings per share.

InsWeb accounts for it’s stock based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net loss and loss per share if InsWeb had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation,”  to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002

Net (loss) income, as reported	$(589)	$6,460
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(402)	(206)
Pro forma net (loss) income	$(991)	$6,254

(Loss) income per share:
Basic and diluted—as reported	$(0.10)	$0.92

Basic and diluted—pro forma	$(0.16)	$0.89

Option valuation models require the input of highly subjective assumptions. Because InsWeb’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The above pro forma disclosures are not necessarily representative of the effects on reported income or loss for future periods as additional grants are made each year and options vest over several years.

4.  Comprehensive (Loss) Income

Total comprehensive (loss) income for the three months ended March 31, 2003 and 2002 were as follows (in thousands):

	Three months ended March 31,
	2003	2002
Net (loss) income	$(589)	$6,460
Other comprehensive gain (loss) - change in unrealized gain (loss) on investments	4	(9)
Comprehensive (loss) income	$(585)	$6,451

5.  Related Party Transactions

During the three months ended March 31, 2003, InsWeb recognized $122,000 in marketing expenses under a marketing agreement with an Internet company, compared to $357,000 for the comparable period in 2002.  An affiliate of the Internet company became a stockholder of InsWeb in December 1998.

6. Commitments and Contingencies

Leases

In July 2002, InsWeb and one of its sublessees agreed to amend the sublease  covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City, California. Under the terms of the amendment, the sub-lessee agreed to rent the entire facility for the duration of InsWeb’s lease (through September 2008). All rent and operating expenses otherwise payable by InsWeb to the landlord are required to be paid directly by the sub-lessee. Therefore, the amended sublease resulted in a reduction in InsWeb’s operating lease commitments through the remainder of the lease. However, the sub-lessee is a start-up company with limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease . In the event that the sub-lessee defaults on its obligations under the amended sublease , InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease.  In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease  income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the decline in the real estate markets where the InsWeb properties are located and the inherent risks associated with its sub-lessee the Company has an accrual of $3.0 million at March 31, 2003 for formerly occupied facilities.  If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

eHealthInsurance Litigation

In March 2003, InsWeb and eHealthInsurance agreed to settle ongoing litigation in the U.S. District Court for the Northern California. The litigation stemmed from eHealthInsurance’s decision in February 2001 to terminate an agreement concerning the marketing of health insurance to consumers originating at InsWeb. Although specific terms of the settlement agreement are confidential, eHealthInsurance has paid InsWeb $800,000 for the services performed by InsWeb prior to the termination of the marketing agreement.  This amount is included in other income for the quarter ended March 31, 2003.  In addition, the parties have released all claims against each other relating to the marketing agreement.

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

7.  Stockholders Equity

In February 2003, the Board of Directors authorized management to repurchase 2,241,440 shares of InsWeb’s common stock, consisting of 1,169,898 shares held by Intuit Insurance Services, Inc. and 1,071,542 shares held by SOFTBANK America, Inc. The shares were purchased for $3,810,000, or $1.70 per share. With the closing of this transaction, SOFTBANK Corporation’s holdings of InsWeb common stock have been reduced to 353,032 shares, while Intuit Insurance Services, Inc. holds no shares.

8.  Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 (“EITF 00-21”), which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF-00-21 addresses how to account for these multiple-element revenue arrangements and focuses on when a revenue arrangement should be separated into components or deliverables, or alternatively, when smaller deliverables or elements should be combined for purposes of recognizing revenue. EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. InsWeb is currently evaluating the effect that EITF 00-21 may have, if any, on its results of operations, financial condition and cash flows.

In January 2003, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. InsWeb is currently evaluating the effect that FIN 46 may have, if any, on its results of operations, financial condition and cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

InsWeb has included in this filing certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning InsWeb’s business, operations and financial condition.  The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance.  Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb’s marketplace, limited operating history, anticipated losses, the unpredictability of future revenues, reliance on key customers – property and casualty insurance carriers- who are themselves subject to volatility in their operating cycles, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances.  These risks and uncertainties, as well as other risks and uncertainties are described in greater detail in the section entitled “Factors That May Affect Future Performance.” All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

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

InsWeb’s principal source of revenues is transaction fees from participating insurance companies. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies based on the delivery of qualified leads. With certain insurance companies, InsWeb is paid a fee only when the consumer purchases an insurance policy, and with others, InsWeb is paid a transaction fee based on the delivery of a lead, regardless of whether or not the consumer actually purchases a policy. Qualified leads are produced in two ways: for insurance companies providing instant online quotes, a qualified lead is produced when a consumer clicks to request insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when a consumer clicks to request the quote itself. Once a lead is generated by the consumer’s request for an application or offline quote, InsWeb transmits the lead either to InsWeb Insurance Services, or to the selected insurance company or other entity by e-mail, file transfer or direct connection to the insurance company’s information system. InsWeb provides each participating insurance company with custom-formatted lead information based on the insurance companies individual requirements.

In October 1999, InsWeb began generating commission revenue as an insurance agent based on activities it performs related to the sale of certain automobile insurance policies in California. Since that date, InsWeb has expanded its insurance agency operations. As of March 31, 2003, InsWeb’s subsidiary, InsWeb Insurance Services, Inc., has been appointed as an authorized automobile insurance agent by 11 participating insurance companies and is acting as an agent in ten states. InsWeb receives a commission based on a percentage of the initial insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent. InsWeb recognizes the revenue from these activities on the effective date of the policy, less an estimate for early cancellations of the underlying insurance policies. InsWeb also recognizes revenue when an applicable policy is renewed. Commission revenue is included in transaction fees. InsWeb intends to expand its online insurance agency operations by adding additional participating insurance companies and by expanding into additional states.

A less significant, but on-going source of revenues for InsWeb are development and maintenance fees that are paid by insurance companies that participate on the InsWeb insurance marketplace. Development fees are generated from the design and development of customized interfaces between an insurance company’s information system and the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb’s facility that is dedicated to specific insurance companies.

Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for product and site development personnel involved with the planning and design of carrier implementation and integration.  InsWeb expects its technology expenditures to remain at current levels for the remainder of 2003.

Sales and marketing expenses consist of direct marketing expenditures that include advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace.  InsWeb’s current consumer marketing program is focused on maintaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace.  Also included in sales and marketing expense are payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s insurance agency operations, which includes selling agents, underwriters, supervisors and customer service and support groups.  Direct marketing costs will fluctuate based on the amount of consumer traffic driven to the InsWeb marketplace, while all other sales and marketing expenditures are expected to remain at current levels for the remainder of 2003.

General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenditures are expected to decline slightly as a result of the eHealthInsurance litigation settlement.

Since its inception, InsWeb has incurred significant losses, and as of March 31, 2003, InsWeb had an accumulated deficit of $175.4 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. InsWeb intends to continue to invest in product development and maintenance, sales and marketing and in its administrative infrastructure. As a result, InsWeb believes that it will continue to incur operating losses at least through 2003. Although InsWeb has experienced revenue growth in recent periods, its operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb’s revenue growth will continue or that it will be able to achieve and sustain profitability. In view of the rapidly evolving nature of InsWeb’s business and its limited operating history, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Recent Developments

In April 2003, InsWeb was notified by Progressive Casualty Insurance Company of its intent to terminate its participation on the InsWeb insurance marketplace effective September 30, 2003.  This action reflects Progressive’s evolving brand strategy. For the year ended December 31, 2002, Progressive represented approximately 7% of InsWeb’s total revenues, and for the three months ended March 31, 2003, Progressive represented approximately 13% of total revenues.  InsWeb cannot predict the effect of this termination on its operating results for the fourth quarter of 2003 and beyond.  Although, it believes that a substantial portion of the lost revenue from Progressive will be replaced as consumers request quotes and purchase insurance policies from other carriers participating in the marketplace, including new carriers which the company expects to add.

In February 2003, the Board of Directors authorized management to repurchase 2,241,440 shares of InsWeb’s common stock, consisting of 1,169,898 shares held by Intuit Insurance Services, Inc. and 1,071,542 shares held by SOFTBANK America, Inc. The shares were purchased for $3,810,000, or $1.70 per share. With the closing of this transaction, SOFTBANK Corporation’s holdings of InsWeb common stock have been reduced to 353,032 shares, while Intuit Insurance Services, Inc. holds no shares.

In March 2003, InsWeb and eHealthInsurance agreed to settle ongoing litigation in the U.S. District Court for the Northern California. The litigation stemmed from eHealthInsurance’s decision in February 2001 to terminate an agreement concerning the marketing of health insurance to consumers originating at InsWeb. Although specific terms of the settlement agreement are confidential, eHealthInsurance has paid InsWeb $800,000 for the services performed by InsWeb prior to the termination of the marketing agreement. In addition, the parties have released all claims against each other relating to the marketing agreement.

Results of Operations

The following table sets forth certain statement of operations items as a percentage of total revenues for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Revenues:
Transaction fees	97%	94%
Development and maintenance fees	3%	6%
Total	100%	100%
Operating expenses:
Technology	33%	44%
Sales and marketing	63%	71%
General and administrative	23%	26%
Total	119%	141%
Loss from operations	(19)%	(41)%

Revenues

Transaction Fees:

(Amounts in thousands)	Three months ended March 31,
	2003	2002
Transaction revenues:
Auto insurance	$6,214	$5,220
Term life insurance	909	1,089
Other insurance	105	84
Total transaction revenues	$7,228	$6,393

Completed Shopping Sessions - Auto	962	772
Consumer Quotes Presented - Auto	2,999	2,136

Completed Shopping Sessions - Term life	96	101
Consumer Quotes Presented - Term life	1,633	1,349

The increase in auto transaction fees for the three months ended March 31, 2003 was primarily attributable to the increased number of leads generated by an increased number of shopping sessions. The increase in shopping sessions resulted from increased consumer traffic from InsWeb’s online marketing activities.

Term life transaction fees decreased for the three months ended March 31, 2003 compared to the same period in 2002. The decrease was due to one customer now paying InsWeb only when the consumer purchases an insurance policy, instead of on the delivery of a qualified lead.  This has resulted in a delay in the recognition of transaction fee revenue associated with these leads.

Other insurance transaction revenues accounted for $0.1 million of total revenues for each of the three months ended March 31, 2003 and 2002.  Shopping sessions related to home product insurance offerings for the three months ended March 31, 2003, remained relatively level for the comparable period in 2002.

Development and Maintenance Fees.  Development and maintenance fees accounted for $0.3 million of total revenues for the three months ended March 31, 2003, compared to $0.4 million, for the comparable period in 2002.  Development and maintenance fees are expected to continue to decline as set-up programs have become a less significant component in an insurance company’s initial participation.

Operating Expenses

Technology.  Technology expenses decreased to $2.4 million for the three months ended March 31, 2003, from $3.0 million for the comparable period in 2002.  The decrease was primarily attributable to reduced headcount and decreased amortization of capitalized website costs.

Sales and Marketing.  Sales and marketing expenses decreased to $4.7 million for the three months ended March 31, 2003, from $4.8 for the comparable period in 2002.  Direct marketing expenses amounted to $2.9 million for each of the three months ended March 31, 2003 and 2002.  The decrease in sales and marketing expenses was primarily attributable to a reduction in headcount.  Direct marketing expenses remained relatively unchanged as increased traffic levels were offset by a decreased cost per completed shopping session.

General and Administrative.  General and administrative expenses were $1.8 million for each of the three month periods ended March 31, 2003 and 2002.  General and administrative expenses remained level for the three months due to a reduction in personnel and related costs, offset by an increase in legal expenses incurred during the period in connection with the litigation with eHealthInsurance.

Interest Expense

Interest expense decreased to $40,000 during the three months ended March 31, 2003, from $0.3 million for the comparable periods in 2002. The decrease in interest expense was primarily attributable to lower imputed interest associated with the long-term marketing commitments (fixed payments).

Interest Income

Interest income decreased to $0.1 million for the three months ended March 31, 2003, from $0.2 million for the comparable period in 2002. Interest income is income earned on InsWeb’s investments.  The decrease in interest income was a result of decreased interest income due to lower average cash and short-term investment balances during 2003.

Other Income

For the three months ended March 31, 2003, other income primarily consisted of the $0.8 million that eHealthinsurance paid to InsWeb for the services performed by InsWeb prior to the termination of the marketing agreement. (see Note 6 of Notes to Condensed Consolidated Financial Statements.)  For the three months ended March 31, 2002, other income consisted primarily of the $9.3 million gain recognized in connection with the renegotiation of an online marketing distribution agreement.

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

Impairment of Long-Lived Assets.  In assessing the recoverability of InsWeb’s long-lived assets, principally prepaid marketing costs, InsWeb must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Specifically, the variability in anticipated traffic levels, number of completed shopping sessions, and revenue per completed shopping session affect these estimates and assumptions. If the number of completed shopping sessions, and/or revenue per completed shopping session is below currently anticipated amounts, InsWeb may be required to record an impairment charge.

Cost-Method Investments.  InsWeb holds a minority ownership interest in Finance All K.K., a privately-held corporation. As of March 31, 2003, the carrying value of this investment was $1.7 million. InsWeb would record an investment impairment charge if and when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of Finance All K.K. could result in an inability to recover the carrying value of the investment, thereby possibly requiring an impairment charge in the future.

Accrual for Lease Obligations.  InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of March 31, 2003, total future obligations for these facilities amounted to $13.3 million; these obligations are contractually offset by total future sublease income of approximately $10.5 million.  Substantially all future sublease income is due from a sub-lessee which is a start-up company with limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sub-lessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities.  As a result of the decline in the real estate market where the InsWeb properties are located and the interest risk associated with its sub-lessee, the Company has an accrual of $3.0 million of March 31, 2003 for formerly occupied facilities.These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

Contingencies.  As discussed in “Item 1—Note 6,” a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering. Although some claims against InsWeb in this class action have been dismissed, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Liquidity and Capital Resources

At March 31, 2003, InsWeb’s principal source of liquidity was $24.9 million in cash, cash equivalents and short-term investments, which decreased from $28.9 million as of December 31, 2002.  The decrease resulted from the use of $4.8 million in financing activities (primarily for the repurchase of its common stock), partially offset by an increase of $0.8 million from operating activities.

 For the three months ended March 31, 2003, net cash provided by operating activities was $0.8 million compared to  $0.2 million for the comparable period in 2002.  For the three months ended March 31, 2003, non-cash items included depreciation and amortization of assets of $0.3 million.  A decrease in prepaid expenses and other current assets of $0.3 million and an increase in accounts payable of $0.4 million, also contributed to the cash provided by operations for the three months ended March 31, 2003.

For the three months ended March 31 2003, net cash provided by investing activities was $6.6 million, which primarily consisted of the redemptions of short-term investments offset by the purchase of short-term investments.

For the three months ended March 31, 2003, net cash used in financing activities was $4.8 million.  Cash outflows were attributable to the repurchase of common stock of $3.9 million and a fixed payment made to Intuit for marketing commitments pursuant to the agreement entered into with Intuit in January 2001, as amended in March 2002, for $1.0 million.

As of March 31, 2003, InsWeb had the following contractual commitments (in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter

Long-term marketing commitment with Intuit	$1,000	$1,000	$—	$—	$—	$—	$—
Operating leases	21,468	2,529	3,356	3,257	3,391	3,483	5,452
Other marketing commitments	996	996	—	—	—	—	—
Promissory note payable to stockholder	1,294	1,294	—	—	—	—	—
	$24,758	$5,819	$3,356	$3,257	$3,391	$3,483	$5,452

In addition to the fixed payments for long-term marketing commitments due to Intuit through July 2003, effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will pay Intuit a portion of the transaction fees received by InsWeb from Intuit Internet traffic, payable on a quarterly basis.

In July 2002, InsWeb and its sub-lessee agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City, California.  Under the terms of the amendment, the sub-lessee agreed to rent the entire facility for the duration of InsWeb’s lease (through September 2008).  All rent and operating expenses otherwise payable by InsWeb to the landlord are required to be paid directly by the sub-lessee.  Therefore, the amended sublease results in a reduction in InsWeb’s operating lease commitments by $10.2 million, through the remainder of the lease.  However, the sub-lessee is a start-up company with limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease.  In the event that the sub-lessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord throughout the remaining terms of the lease.  In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities.  These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices.  If these estimates or their related assumptions change in the future, InsWeb may be required to record an expense to increase its existing accrual of $3.0 million at March 31, 2003.

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

Our business strategy may not be successful and we may not be able to successfully address these uncertainties. Moreover, our ability to take the necessary steps to address these uncertainties may be hampered by our limited financial resources should we fail to rapidly increase revenues or should increased revenues be more than offset by increased operating expenses.

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur operating losses at least through the balance of 2003. We incurred operating losses of $15.5 million for the year ended December 31, 2002, $46.0 million for the year ended December 31, 2001, and $53.6 million for the year ended December 31, 2000. For the three months ended March 31, 2003 we incurred an operating loss of $1.4 million. As of March 31, 2003, our accumulated deficit was $175.4 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

•                                          Our ability to convert site visits into transaction fees and/or revenue from insurance agency activities may fluctuate due to changes in our user interface or other features on our site;

•                                          Our ability to generate transaction fees may be adversely affected by changes in the underwriting criteria used by our participating insurance companies to determine which consumers will be offered quotes; and

•                                          Our ability to generate transaction fees and/or revenue from insurance agency activities may also be harmed due to technical difficulties on our website that hamper a consumer’s ability to start or complete a shopping session.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 83% of our transaction revenues in 2002, approximately 67% in 2001 and approximately 69% in 2000. For the three months ended March 31, 2003 auto insurance account for approximately 86% of our transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

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

Our ability to maintain a positive recognition of our brand also depends in part on the quality of the products and services consumers receive from our participating insurance companies or our insurance agency, including timely response to requests for quotes or coverage. If we are unable to provide consumers with high-quality products and services, the value of our brand may be harmed and the number of consumers using our services may decline.

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

Because a limited number of insurance companies account for a majority of our revenues, the loss of a single insurance company relationship could result in a substantial drop in our revenues

Revenues from Amica, GE Financial Assurance and Kemper Direct accounted for approximately 14%, 14%, and 10%, respectively, of our revenues in 2002. Revenues from Amica, GE Financial Assurance and AIG accounted for approximately 11%, 11%, and 10%, respectively, of our revenues in 2001.  Revenues from GE Financial Assurance, Progressive and American Family accounted for approximately 18%, 13% and 11% , respectively, of our revenues for the three months ended March 31, 2003.  In April 2003, we were notified that Progressive Casualty Insurance Company will discontinue its participation effective September 30, 2003. The discontinuation of Progessive’s participation may adversely affect our operating results beginning in the fourth quarter of 2003.  Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. Although InsWeb continually seeks new insurance companies to participate in the online marketplace, we may be unable to add any new insurance companies.

In most jurisdictions, we rely on the participation of a limited number of insurance companies on our online marketplace, and the loss of any of these insurance companies could make our online marketplace less attractive to consumers

Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with a significant number of insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from one to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only three or fewer insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. At March 31, 2003, there were 13 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. No automobile insurance quotes are available in New Jersey, North Carolina and Massachusetts as of March 31, 2003. If any insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be greatly diminished.

We may have difficulty integrating new insurance companies into our online marketplace or agency operations, which could harm our ability to offer  improved comparison-shopping opportunities and thus limit the attractiveness of our service to consumers

Integration of an insurance company into our online marketplace requires a significant commitment of time and resources on our part and on the part of the insurance company, and is a technologically difficult process. This integration process typically takes from three to six months to complete and typically requires us to expend between 160 and 2,000 man-hours. To develop company-sponsored quotes for consumers, the integration requires either the development of a customized interface with the insurance company’s own rating system, accessing a third-party rating engine of the insurance company’s choice, or adding the insurance company’s rating information into InsWeb’s proprietary rating engines. Though integration into our agency operations may require fewer resources to implement than integration of an insurance company into our online marketplace, potential participating insurance companies may not be willing to invest the time and resources necessary to achieve this integration, or we may not be able to overcome the technological difficulties associated with, or devote the time and resources necessary to, successfully integrate the insurance company into our online marketplace or our agency operations.

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

The outcome and impact of a securities class action lawsuit involving InsWeb is uncertain

A class action lawsuit was filed on December 5, 2001 in the U.S. District Court for the Southern District of New York on behalf of purchasers of InsWeb common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased InsWeb common stock from July 22, 1999 through December 6, 2000. The complaint names as defendants InsWeb, certain officers and directors, and three underwriters for InsWeb’s initial public offering in July 1999. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors substantial blocks of the stock sold in the initial public offering, and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices that were above the initial public offering price. No specific damages are claimed. In February 2003, the court dismissed the claims alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. However, InsWeb believes that the remaining allegations against InsWeb and its current and former officers and directors are without merit and intends to contest them vigorously. The litigation is in the preliminary stage, and InsWeb cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

For the years ended December 31, 2002, 2001 and 2000, we received approximately 11%, 32% and 25%, respectively, of our website traffic from the major Internet portals Yahoo! Inc., MSN and AOL.  For the three months ended March 31, 2003, we received approximately 9% of our website traffic from these online relationships.  We did not renew our agreement with MSN for 2002 but did sign a non-exclusive agreement effective February 15, 2003, and our status as exclusive provider to Yahoo! and AOL was converted to non-exclusive, effective November 1, 2001 and January 1, 2002, respectively. Additionally, during 2002 we significantly expanded our on-line marketing relationship with LowerMyBills.com, Inc., whereby they delivered approximately 34% of our website traffic for the year ended December 31, 2002. During the three months ended March 31, 2003, LowerMyBills.com Inc., accounted for 49% of our website traffic.  Our ability to increase our revenues will depend, in part, on our ability to generate increased traffic to our website through these significant online relationships.

Most of our relationships with online companies are terminable by either party on 30 to 90 days’ notice. We may not be able to negotiate or renew marketing agreements with online companies on terms that are acceptable to us. The termination, non-renewal or renewal on unfavorable terms of a relationship from which we generate significant traffic to our website would harm our business. If the recent trend of failing online companies continues, the traffic currently being received as well as the ability to attract new consumer traffic to our site could be harmed. Additionally, an online company’s failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we receive at our site, harming our business.

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

Uncertainty in the marketplace regarding the use of Internet users’ personal information, or proposed legislation limiting such use, could reduce demand for our services and result in increased expenses

Concern among consumers and legislators regarding the use of personal information gathered from Internet users could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harms our business. Laws have been enacted at both the federal and state levels that limit the uses of personally identifiable information of Internet users gathered online or require online services to establish privacy policies Many state insurance codes also limit the collection and use of personal information by insurance companies, agents, or insurance service organizations. Failure to adhere to the growing body of privacy regulations could result in administrative actions or private litigation and harm our business.

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

We may not be able to recruit or retain necessary personnel, which could slow the process of adding new insurance companies to our website or otherwise harm our business

Our future success depends on our continuing ability to attract, retain and motivate highly skilled employees, particularly with respect to technology development and implementation. The implementation of new insurance companies on our site is a technologically complex and labor-intensive process. Accordingly, any difficulty we face in attracting and retaining talented development and implementation personnel could slow the process of adding new insurance companies to our online marketplace and therefore limit our ability to increase the attractiveness of our services to consumers. If we are not able to attract and retain new personnel, particularly within our technology development and implementation team, our business will be harmed.

Regulation of the Internet is unsettled, and future regulations could inhibit the growth of the Internet and otherwise harm our business

The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. Furthermore, the growth and development of the market for electronic commerce may prompt the enactment of more stringent consumer protection laws that may impose additional burdens on companies conducting business online. For example, many states have adopted laws or regulations relating to unsolicited commercial email or “spam”. These laws typically prohibit the sending of a commercial email to a recipient unless the recipient has consented in some manner. However, there are inconsistencies in these state laws that make it difficult to implement national email-based marketing campaigns. These laws may inhibit the growth of the Internet as a medium for commerce and comparison insurance shopping, which could, in turn, decrease demand for our services, increase our cost of doing business, or otherwise harm our business. In addition, applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to the Company’s disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report of InsWeb to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002.

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

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

eHealth Insurance Litigation

In February 2001, InsWeb temporarily suspended its online health insurance quoting services due to the decision by eHealthInsurance, Inc., formerly InsWeb’s exclusive provider of online health insurance quotes, to unilaterally terminate their marketing agreement. In February 2001, eHealthInsurance filed suit in the U.S. District Court for the Northern District of California alleging InsWeb’s failure to perform its obligations under the agreement. In March 2001, InsWeb filed a counterclaim alleging that eHealthInsurance wrongfully terminated the agreement and pursued a course of conduct aimed at damaging InsWeb’s business. On March 24, 2003, the parties agreed to settle the lawsuit and dismiss all of the claims asserted against each other. In addition, eHealthInsurance agreed to pay InsWeb $800,000 for the services performed by InsWeb prior to the termination of the agreement.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit Number	Description of Document

99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

(b)                                 Reports on Form 8-K:

On January 29, 2003, we filed a Form 8-K announcing InsWeb Corporation’s financial results for the quarter and year ended December 31, 2002.

On February 7, 2003, we filed a Form 8-K describing InsWeb Corporation’s “Voluntary No-cost Program for Holders of Fewer than 100 Shares of InsWeb Corporation Common Stock”, as presented in a shareholder letter.

On February 26, 2003, we filed a Form 8-K announcing InsWeb Corporation’s purchase of 2,241,440 Shares of InsWeb Corporation Common Stock from Intuit Insurance Services, Inc. and Softbank America, Inc.

On March 24, 2003, we filed a Form 8-K announcing InsWeb Corporation’s settlement of its litigation with eHealthInsurance.com.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2003	INSWEB CORPORATION (Registrant)

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

/s/ Mark P. Guthrie
Dated: May 13, 2003	Mark P. Guthrie
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

/s/ William D. Griffin
Dated: May 13, 2003	William D. Griffin
Chief Financial Officer

INSWEB CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description of Document

99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.