Form 10-Q
period 2003-06-30
INSWEB CORP
filed 2003-08-13
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 31, 2003 were 4,687,679 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$10,720	$12,382
Short-term investments	11,679	16,541
Accounts receivable, net	2,217	2,236
Prepaid expenses and other current assets	674	1,232
Total current assets	25,290	32,391
Property and equipment, net	1,778	2,197
Prepaid marketing costs	674	808
Deposits and other assets	2,163	2,296
Total assets	$29,905	$37,692

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,590	$888
Accrued expenses	5,078	5,605
Deferred revenue	425	575
Marketing commitment	334	2,306
Note payable	1,251	1,230
Total current liabilities	8,678	10,604

Stockholders’ equity:
Common stock	7	7
Paid-in capital, less treasury stock	198,165	202,051
Accumulated other comprehensive loss	(208)	(208)
Accumulated deficit	(176,737)	(174,762)
Total stockholders’ equity	21,227	27,088
Total liabilities and stockholders’ equity	$29,905	$37,692

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Transaction fees	$6,094	$5,885	$13,322	$12,278
Development and maintenance fees	230	434	483	875
Total revenues	6,324	6,319	13,805	13,153

Operating expenses:
Technology	2,223	2,598	4,671	5,618
Sales and marketing	4,106	4,583	8,789	9,425
General and administrative	1,452	1,983	3,232	3,764
Total operating expenses	7,781	9,164	16,692	18,807
Loss from operations	(1,457)	(2,845)	(2,887)	(5,654)
Interest expense	(23)	(79)	(63)	(347)
Interest income	78	176	166	353
Other income	16	50	809	9,410
Net (loss) income	$(1,386)	$(2,698)	$(1,975)	$3,762

Net (loss) income per share-basic and diluted:
Net (loss) income	$(0.30)	$(0.38)	$(0.37)	$0.53

Weighted average shares used in computing pershare amounts basic and diluted	4,693	7,039	5,390	7,037

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(1,975)	$3,762
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	554	1,215
Amortization of prepaid marketing	135	752
Other income	(9)	(9,387)
Net changes in operating assets and liabilities:
Accounts receivable	19	105
Prepaid expenses and other current assets	558	472
Deposits and other assets	67	1,826
Accounts payable	702	180
Accrued expenses	(442)	475
Deferred revenue	(150)	(422)
Tenant security deposit payable	(87)	—
Changes in working capital	667	2,636
Net cash used in operating activities	(628)	(1,022)
Cash flows from investing activities:
Redemptions of short term investments	11,232	23,351
Purchases of short term investments	(6,370)	(20,939)
Purchases of property and equipment and capitalized website development costs	(39)	(283)
Net cash provided by investing activities	4,823	2,129
Cash flows from financing activities:
Proceeds from exercise of options	2	—
Repurchase of common stock	(3,904)	—
Repayments of debt	(1,972)	(1,186)
Proceeds from stock issued from Employee Stock Purchase Plan	17	42
Net cash used in financing activities	(5,857)	(1,144)
Net decrease in cash and cash equivalents	(1,662)	(37)
Cash and cash equivalents, beginning of period	12,382	14,627
Cash and cash equivalents, end of period	$10,720	$14,590

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)

1.  Business of InsWeb

InsWeb Corporation operates an online insurance marketplace for a variety of insurance products, including automobile, term life and homeowners. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes for actual coverage and purchase automobile insurance coverage through InsWeb’s insurance agency. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace.

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and  the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and June 30, 2002 and cash flows for the six months ended June 30, 2003 and 2002.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”),  “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items. SFAS 145 became effective for InsWeb’s fiscal year beginning January 1, 2003.  The extraordinary gain of $9,345,000 representing a reduction of obligations (fixed payments) which was recorded in connection with the amendment of the license and distribution agreement with Intuit in the quarter ended March 31, 2002, has been reclassified to other income.  Except for this reclassification, the adoption of SFAS 145 did not affect InsWeb’s financial condition, results of operations or cash flows.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission.

3.  Concentration of Risk — Marketing Partners

We rely on relationships with Internet portals and other online companies to attract consumers to our website. In a typical arrangement, the online company includes a “link” on its website on which a user can click to jump to our website or to a site that we operate under the online company’s name; as part of the arrangement, we typically pay the online company a portion of the resulting transaction fees and in some cases a fixed fee. These relationships may not continue to generate a substantial amount of new traffic on our website, or the revenues generated by these relationships may be insufficient to justify our payment obligations. We have experienced occasional fluctuations in the traffic from our online partners as a result of redesigns of their websites or being outbid for promotions by other online insurance providers. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies’ websites and services. Any decline in the market presence, business or reputation of these online companies’ websites and services will reduce the value of these relationships to us and could harm our business.

During 2002 we significantly expanded our on-line marketing relationship with LowerMyBills.com, Inc., whereby they delivered approximately 34% of our website traffic for the year ended December 31, 2002. During the six months ended June 30, 2003, they accounted for 41% of our website traffic.

4.  Per Share Information

Basic earnings per share, is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share, reflects the potential dilution that would occur if stock options and warrants had been exercised.  For the three and six month periods ended June 30, 2003, common equivalent shares from stock options and warrants have been excluded from the computation of net loss per share-diluted as their effect would be antidilutive.  For the six months ended June 30, 2002, shares used in the computation of diluted earnings per share are not significantly different than the number of shares used in the computation of basic earnings per share.

InsWeb accounts for its stock based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net loss and net loss per share if InsWeb had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123,  “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net (loss) income	$(1,386)	$(2,698)	$(1,975)	$3,762
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(371)	(733)	(773)	(939)
Pro forma net (loss) income	$(1,757)	$(3,431)	$(2,748)	$2,823

Net (loss) income per share:
Basic and diluted-as reported	$(0.30)	$(0.38)	$(0.37)	$0.53

Basic and diluted-pro forma	$(0.37)	$(0.49)	$(0.51)	$0.40

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

5.  Comprehensive (Loss) Income

Total comprehensive (loss) income for the three and six months ended June 30, 2003 and 2002 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net (loss) income	$(1,386)	$(2,698)	$(1,975)	$3,762
Other comprehensive gain (loss): change in unrealized gain (loss) on investments	(3)	8	—	(1)
Total comprehensive (loss) income	$(1,389)	$(2,690)	$(1,975)	$3,761

6.  Related Party Transactions

During the three and six months ended June 30, 2003, InsWeb recognized $121,000 and $242,000, respectively, in marketing expenses under a marketing agreement with an Internet company, compared to $383,000 and $740,000, respectively for the comparable periods in 2002.  An affiliate of the Internet company became a stockholder of InsWeb in December 1998.

7. Commitments and Contingencies

Leases

In July 2002, InsWeb and one of its sublessees agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City, California. Under the terms of the amendment, the sublessee agreed to rent the entire facility for the duration of InsWeb’s lease (through September 2008). All rent and operating expenses otherwise payable by InsWeb to the landlord are required to be paid directly by the sublessee. Therefore, the amended sublease offsets InsWeb’s operating lease commitments by approximately $9.9 million, through the remainder of the lease (which is not reflected in the table above).  However, the sublessee is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease.  In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord throughout the remaining terms of the lease.  In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities.  As a result of the decline in the real estate market in the geographic area where the properties are located and the interest risk associated with its sublessee, the Company has an accrual of $2,913,000 million as of June 30, 2003 for formerly occupied facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

Securities Class Action Lawsuit

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000.  The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999.  The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices.  No specific damages are claimed.  Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes.  In October 2002, all claims against the individual defendants were dismissed without prejudice.  In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims.  In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants.  Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement.  The settlement is also subject to approval of the Court, which cannot be assured.  If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court, InsWeb intends to defend the lawsuit vigorously.  However, the litigation is in the preliminary stage, and we cannot predict its outcome.  The litigation process is inherently uncertain.  An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations or cash flows.

8.  Stockholders Equity

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

9.  Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets and focuses on when a revenue arrangement should be separated into components or deliverables, or alternatively, when smaller deliverables or elements should be combined for purposes of recognizing revenue. EITF 00-21 is applicable for agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.  The adoption of EITF 00-21 had no impact on InsWeb’s results of operations, financial condition or cash flows.

In January 2003, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the FASB issued Interpretation No. 46

(“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Prior to the issuance of FIN 46, a company generally  included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As of June 30, 2003, the Company had a minority financial interest in Finance All K.K. (an unconsolidated entity). The Company has evaluated the effect that FIN may have, and has concluded that since it (i) does not have majority voting rights, (ii) does not have majority residual interests in this entity’s assets or income, (iii) does not have obligations to absorb the majority of the losses of this, or any, unconsolidated entity, (iv) has not guaranteed any obligations of this, or any, unconsolidated entity, and (v) does not have any commitment or intent to provide funding to this, or any, such entity, the Company’s maximum exposure to loss is limited to $1,700,000, the carrying value of the investment in Finance All K.K. as of June 30, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

InsWeb has included in this filing certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning InsWeb’s business, operations and financial condition.  The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance.  Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb’s marketplace, limited operating history, anticipated losses, the unpredictability of future revenues, reliance on key customers - property and casualty insurance carriers- who are themselves subject to volatility in their operating cycles, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances.  These risks and uncertainties, as well as other risks and uncertainties are described in greater detail in the section entitled “Factors That May Affect Future Performance.” All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

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

In October 1999, InsWeb began generating commission revenue as an insurance agent based on activities it performs related to the sale of certain automobile insurance policies in California. Since that date, InsWeb has expanded its insurance agency operations. As of June 30, 2003, InsWeb’s subsidiary, InsWeb Insurance Services, Inc., has been appointed as an authorized automobile insurance agent by 11 participating insurance companies and is acting as an agent in ten states. InsWeb receives a commission based on a percentage of the initial insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent. InsWeb recognizes the revenue from these activities on the effective date of the policy, less an estimate for early cancellations of the underlying insurance policies. InsWeb also recognizes revenue when an applicable policy is renewed. Commission revenue is included in transaction fees. InsWeb intends to expand its online insurance agency operations by adding additional participating insurance companies and by expanding into additional states.

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

Sales and marketing expenses consist of direct marketing expenditures that include advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace.  InsWeb’s current consumer marketing program is focused on maintaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace.  Also included in sales and marketing expenses are payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s insurance agency operations, which includes selling agents, underwriters, supervisors and customer service and support groups.  Direct marketing costs will fluctuate based on the amount of consumer traffic driven to the InsWeb marketplace, while all other sales and marketing expenditures are expected to remain at current levels for the remainder of 2003.

General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenditures are expected to decline slightly over the remainder of 2003 as a result of the settlement of litigation with eHealthInsurance in March 2003.

Since its inception, InsWeb has incurred significant losses, and as of June 30, 2003, InsWeb had an accumulated deficit of $176.7 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. InsWeb intends to continue to invest in product development and maintenance, sales and marketing and in its administrative infrastructure. As a result, InsWeb believes that it will continue to incur operating losses at least through 2003. Although InsWeb has experienced revenue growth in recent periods, its operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb’s revenue growth will continue or that it will be able to achieve and sustain profitability. In view of the rapidly evolving nature of InsWeb’s business and its limited operating history, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Year 2003 Developments

In April 2003, InsWeb was notified by Progressive Casualty Insurance Company of its intent to terminate its participation in the InsWeb insurance marketplace effective September 30, 2003.  This action reflects Progressive’s evolving brand strategy. For the year ended December 31, 2002, Progressive represented approximately 7% of InsWeb’s total revenues, and for the three and six months ended June 30, 2003, Progressive represented approximately 16% and 14%, respectively, of total revenues.  InsWeb cannot predict the effect of this termination on its operating results for the fourth quarter of 2003 and beyond.  Management believes that a substantial portion of the lost revenue from Progressive may be replaced as consumers request quotes and purchase insurance policies from other carriers participating in the marketplace, including new carriers which the Company expects to add.  However, there can be no assurance that other participating carriers will replace the lost revenue from Progressive.

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

Concentration of Risk — Marketing Partners

We rely on relationships with Internet portals and other online companies to attract consumers to our website. We have experienced occasional fluctuations in the traffic from our online partners as a result of redesigns of their websites or being outbid for promotions by other online insurance providers. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies’ websites and services. Any decline in the market presence, business or reputation of these online companies’ websites and services will reduce the value of these relationships to us and could harm our business.

During 2002 we significantly expanded our on-line marketing relationship with LowerMyBills.com, Inc., whereby they delivered approximately 34% of our website traffic for the year ended December 31, 2002. During the six months ended June 30, 2003, they accounted for 41% of our website traffic.

Results of Operations

The following table sets forth certain statement of operations items as a percentage of total revenues for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Transaction fees	96%	93%	97%	93%
Development and maintenance fees	4%	7%	3%	7%
Total	100%	100%	100%	100%
Operating expenses:
Technology	35%	41%	34%	43%
Sales and marketing	65%	73%	64%	72%
General and administrative	23%	31%	23%	28%
Total	123%	145%	121%	143%
Loss from operations	(23)%	(45)%	(21)%	(43)%

Revenues

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2003	2002	2003	2002
Transaction revenues:
Auto insurance	$4,699	$4,750	$10,913	$9,970
Term life insurance	1,191	1,054	2,100	2,143
Other insurance	204	81	309	165
Total transaction revenues	$6,094	$5,885	$13,322	$12,278

Completed Shopping Sessions - Auto	738	738	1,701	1,446
Consumer Quotes Presented - Auto	2,351	2,112	5,350	4,248

Completed Shopping Sessions - Term life	87	94	183	174
Consumer Quotes Presented - Term life	1,456	1,408	3,089	2,757

Auto transaction revenues remained relatively constant for the three months ended June 30, 2003 compared to same period in 2002, as the number of shopping sessions remained constant.  The increase in auto transaction fees for the six months ended June 30, 2003 was primarily attributable to the increased number of leads generated by an increased number of completed shopping sessions. The increase in completed shopping sessions resulted from increased consumer traffic from InsWeb’s online marketing activities.

Term life transaction revenues increased for the three months ended June 30, 2003 compared to the same period in 2002.  The increase was due to a change in the compensation arrangement with one of InsWeb’s customers in the fourth quarter of 2002, as a result of which the customer now compensates InsWeb when the consumer purchases an insurance policy, rather than on the delivery  of a qualified lead.  This change in the timing of recognition of revenue for this customer resulted in increased revenues in the second quarter.  Term life transaction revenues remained constant for the six months ended June 30, 2003, compared to the same period in 2002.

Other insurance transaction revenues increased for the three and six months ended June 30, 2003, compared to the same periods in 2002. The increase for the three and six months ended June 30, 2003 was primarily due to revenue generated from the sale of certain statistical data in the quarter ended June 30, 2003.

Development and maintenance fees accounted for $0.2 million and $0.5 million of total revenues, for the three and six months ended June 30, 2003, compared to $0.5 million and $0.9 million, for the comparable periods in 2002. Development and maintenance fees are expected to continue to decline as set-up programs have become a less significant component in an insurance company’s initial participation.

Operating Expenses

Technology.  Technology expenses decreased to $2.2 million and $4.7 million for the three and six months ended June 30, 2003, from $2.6 million and $5.6 million for the comparable periods in 2002.  The decrease was primarily attributable to reduced headcount and decreased amortization of capitalized website costs.

Sales and Marketing.  Sales and marketing expenses decreased to $4.1 million and $8.8 million for the three and six months ended June 30, 2003, from $4.6 million and $9.4 million for the comparable periods in 2002.  Direct marketing expenses, a component of sales and marketing expenses, decreased to $2.2 million and $5.1 million for the three and six months ended June 30, 2002, from $2.8 million and $5.7 million for the comparable periods in 2002.

General and Administrative.  General and administrative expenses decreased to $1.5 million for the three months ended June 30, 2003, from $2.0 million for the comparable period in 2002 and decreased to $3.2 million for the six months ended June 30, 2003, from $3.8 million for the comparable period in 2002. General and administrative expenses decreased for the three and six months ended June 30, 2003 due to a decrease in legal expenses incurred during the periods as a result of the eHealthInsurance litigation settlement.

Interest Income

Interest income decreased to $0.1 million and $0.2 million for the three and six months ended June 30, 2003, from $0.2 million and $0.4 million for the comparable period in 2002. Interest income is earned on InsWeb’s investments.  The decrease in interest income was a result of lower average cash and short-term investment balances and lower market interest rates during 2003.

Interest Expense

Interest expense decreased to $23,000 and $63,000 during the three and six months ended June 30, 2003, from $0.1 million and $0.3 million for the comparable periods in 2002. The decrease in interest expense was primarily attributable to lower imputed interest associated with the long-term marketing commitments (fixed payments).  Lower imputed interest is due to the reduction of these obligations resulting from the amendment of the license and distribution agreement with Intuit in March 2002.

Other Income

Other income decreased to $16,000 for the three months ended June 30, 2003, from $50,000 for the comparable period in 2002. For the six months ended June 30, 2003, other income primarily consisted of the $0.8 million that eHealthinsurance paid to InsWeb for the services performed by InsWeb prior to the termination of the marketing agreement.  For the six months ended June 30, 2002, other income consisted primarily of the $9.3 million gain recognized in connection with the renegotiation of an online marketing distribution agreement.

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

Accrual for Lease Obligations.  InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of June 30, 2003, total future obligations for these facilities amounted to $12.7 million; these obligations are offset by total future sublease income of approximately $10.0 million.  Substantially all future sublease income is due from a sublessee which is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities.  As a result of the decline in the real estate market in the geographic area where the properties are located and the interest risk associated with its sublessee, the Company has an accrual of $2.9 million as of June 30, 2003 for formerly occupied facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

Impairment of Long-Lived Assets.  In assessing the recoverability of InsWeb’s long-lived assets, including prepaid marketing costs, InsWeb must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Specifically, the variability in anticipated traffic levels, number of completed shopping sessions, and revenue per completed shopping session affect these estimates and assumptions. If the number of completed shopping sessions, and/or revenue per completed shopping session is below currently anticipated amounts, InsWeb may be required to record an impairment charge.

Cost-Method Investments.  InsWeb holds a minority ownership interest in a privately-held corporation, Finance All K.K. (an unconsolidated entity).  As of June 30, 2003, the carrying value of this investment was $1.7 million.  InsWeb will record an investment impairment charge if and when it believes an investment has experienced a decline in value that is other than temporary.

Future adverse changes in market conditions or poor operating results of Finance All K.K. could result in an inability to recover the carrying value of the investment, thereby possibly requiring an impairment charge in the future.

In addition, the Company has evaluated the effect that FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” may have, and has concluded that since it (i) does not have majority voting rights, (ii) does not have majority residual interests in this entity’s assets or income, (iii) does not have obligations to absorb the majority of the losses of this, or any, unconsolidated entity, (iv) has not guaranteed any obligations of this, or any, unconsolidated entity, and (v) does not have any commitment or intent to provide funding to this, or any, such entity, the Company’s maximum exposure to loss is limited to $1.7 million, the carrying value of the investment in Finance All K.K. as of June 30, 2003.

InsWeb does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contingencies.  As discussed in “Part I - Item 1, Note 6 - “Notes to Condensed Consolidated Financial Statements” and Part II – Item 1,” a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering. Although some claims against InsWeb in this class action have been dismissed, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Liquidity and Capital Resources

At June 30, 2003, InsWeb’s principal source of liquidity was $22.4 million in cash, cash equivalents and short-term investments, which decreased from $28.9 million as of December 31, 2002.  The decrease resulted from the use of $5.9 million in financing activities (primarily for the repurchase of its common stock) and a decrease of $0.6 million from operating activities.

For the six months ended June 30, 2003, net cash used by operating activities was $0.6 million compared to  $1.0 million for the comparable period in 2002.  For the six months ended June 30, 2003, non-cash items included depreciation and amortization of assets of $0.6 million.  The operating loss of $2.0 million and a decrease of accrued expenses of $0.4 million, partially offset by a decrease in prepaid expenses and other current assets of $0.6 million and an increase in accounts payable of $0.7 million, contributed to the cash used by operations for the six months ended June 30, 2003.

For the six months ended June 30, 2003, net cash provided by investing activities was $4.8 million, which primarily consisted of the redemptions of short-term investments offset by the purchase of short-term investments.

For the six months ended June 30, 2003, net cash used in financing activities was $5.9 million.  Cash outflows were attributable to the repurchase of common stock of $3.9 million and a fixed payment made to Intuit for marketing commitments pursuant to the agreement entered into with Intuit in January 2001, as amended in March 2002, for $2.0 million.

As of June 30, 2003, InsWeb had the following contractual commitments (in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter

Operating leases	$20,638	$1,699	$3,356	$3,257	$3,391	$3,483	$5,452
Other marketing commitments	642	642	—	—	—	—	—
Promissory note payable to stockholder	1,251	1,251	—	—	—	—	—
	$22,531	$3,592	$3,356	$3,257	$3,391	$3,483	$5,452

In addition to the fixed payments for marketing commitments paid to Intuit through July 2003, InsWeb will pay Intuit a portion of the transaction fees received by InsWeb from Intuit Internet traffic, payable on a quarterly basis through the remainder of the agreement (January 2006).

In July 2002, InsWeb and its sublessee agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City, California.  Under the terms of the amendment, the sublessee agreed to rent the entire facility for the duration of InsWeb’s lease (through September 2008).  All rent and operating expenses otherwise payable by InsWeb to the landlord are required to be paid directly by the sublessee.  Therefore, the amended sublease offsets InsWeb’s operating lease commitments by approximately $9.9 million, through the remainder of the lease (which is not reflected in the table above).  However, the sublessee is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease.  In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord throughout the remaining terms of the lease.  In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities.  As a result of the decline in the real estate market in the geographic area where the properties are located and the interest risk associated with its sublessee, the Company has an accrual of $2.9 million as of June 30, 2003 for formerly occupied facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur operating losses at least through the balance of 2003. We incurred operating losses of $15.5 million for the year ended December 31, 2002, $46.0 million for the year ended December 31, 2001, and $53.6 million for the year ended December 31, 2000. For the six months ended June 30, 2003 we incurred an operating loss of $2.9 million. As of June 30, 2003, our accumulated deficit was $176.7 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

•                                          Consumer traffic may also fluctuate as a result of changes in level of advertising  by entities with which we have insurance marketing relationships;

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 83% of our transaction revenues in 2002, approximately 67% in 2001 and approximately 69% in 2000. For the six months ended June 30, 2003 auto insurance account for approximately 82% of our transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

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

Because a limited number of insurance companies account for a majority of our revenues, the loss of a single insurance company relationship could result in a substantial drop in our revenues

Revenues from Amica, GE Financial Assurance and Kemper Direct accounted for approximately 14%, 14%, and 10%, respectively, of our revenues in 2002. Revenues from Amica, GE Financial Assurance and AIG accounted for approximately 11%, 11%, and 10%, respectively, of our revenues in 2001.  Revenues from GE Financial Assurance, Progressive and American Family accounted for approximately 17%, 14% and 10% , respectively, of our revenues for the six months ended June 30, 2003.  In April 2003, we were notified that Progressive Casualty Insurance Company will discontinue its participation effective September 30, 2003. The discontinuation of Progessive’s participation may adversely affect our operating results beginning in the fourth quarter of 2003.  Should one or more of our other key insurance company partners cease to participate in our online marketplace, change its underwriting criteria or geographic coverage in a way that reduces the proportion of consumers that are offered quotes from that insurance company, or suffer a significant decline in its ratings, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future. Although InsWeb continually seeks new insurance companies to participate in the online marketplace, we may be unable to add any new insurance companies.

In most jurisdictions, we rely on the participation of a limited number of insurance companies on our online marketplace, and the loss of any of these insurance companies could make our online marketplace less attractive to consumers

Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with a significant number of insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from one to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only three or fewer insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. At June 30, 2003, there were 14 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. No automobile insurance quotes are available in New Jersey and Massachusetts as of June 30, 2003. If any insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be greatly diminished.

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

The outcome and impact of a securities class action lawsuit involving InsWeb is uncertain

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000.  The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999.  The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices.  No specific damages are claimed.  Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes.  In October 2002, all claims against the individual defendants were dismissed without prejudice.  In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims.  In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants.  Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters.  The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement.  The settlement is also subject to approval of the Court, which cannot be assured.  If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court, InsWeb intends to defend the lawsuit vigorously.  However, the litigation is in the preliminary stage, and we cannot predict its outcome.  The litigation process is inherently uncertain.  An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations or cash flows.

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

For the years ended December 31, 2002, 2001 and 2000, we received approximately 11%, 32% and 25%, respectively, of our website traffic from the major Internet portals Yahoo! Inc., MSN and AOL.  For the six months ended June 30, 2003, we received approximately 10% of our website traffic from these online relationships.  We did not renew our agreement with MSN for 2002 but did sign a non-exclusive agreement effective February 15, 2003, and our status as exclusive provider to Yahoo! and AOL was converted to non-exclusive, effective November 1, 2001 and January 1, 2002, respectively. Additionally, during 2002 we significantly expanded our on-line marketing relationship with LowerMyBills.com, Inc., whereby they delivered approximately 34% of our website traffic for the year ended December 31, 2002. During the six months ended June 30, 2003, LowerMyBills.com Inc., accounted for 41% of our website traffic.  Our ability to increase our revenues will depend, in part, on our ability to generate increased traffic to our website through these significant online relationships.

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

Laws and regulations that govern the insurance industry could expose us, or our participating insurance companies, our officers,or agents with whom we contract, to legal penalties if we fail to comply, and could require changes to our business

We perform functions for licensed insurance companies and are, therefore, required to comply with a complex set of rules and regulations that often vary from state to state. If we fail to comply with these rules and regulations, we, an insurance company doing business with us, our officers, or agents with whom we contract, could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could expose us to additional costs, including indemnification of participating insurance companies for their costs, and could require changes to our business or otherwise harm our business. Furthermore, because the application of online commerce to the consumer insurance market is relatively new, the impact of current or future regulations on InsWeb’s business is difficult to anticipate.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c)) as of June 30, 2003, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000.  The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999.  The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices.  No specific damages are claimed.  Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes.  In October 2002, all claims against the individual defendants were dismissed without prejudice.  In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims.  In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants.  Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters.  The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement.  The settlement is also subject to approval of the Court, which cannot be assured.  If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court, InsWeb intends to defend the lawsuit vigorously.  However, the litigation is in the preliminary stage, and we cannot predict its outcome.  The litigation process is inherently uncertain.  An unfavorable outcome could have a material adverse effect on InsWeb's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

InsWeb’s 2003 Annual Meeting of Stockholders was held on June 3, 2003. At the meeting, Robert A. Puccinelli and Mark P. Guthrie, the nominees of management, were elected to serve as Class I directors, until InsWeb’s 2006 Annual Meeting of Stockholders. Mr. Puccinelli and Mr. Guthrie received a vote of 3,253,505 shares in favor of their election with 197,672 shares withheld.

The following additional items were voted at the meeting:

1.                             A proposal to ratify the appointment of Ernst & Young LLP as InsWeb’s independent auditor for the year ending December 31, 2003 was approved by a vote of 3,436,800 shares for; 8,751 shares against; and 5,626 shares abstaining.

2.                             A proposal to amend InsWeb’s 1997 Stock Option Plan to increase the size of options granted automatically to members of the Board of Directors was approved by a vote of 2,720,005 shares for; 723,623 shares against and 7,549 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)           Reports on Form 8-K:

On April 24, 2003, we filed a Form 8-K, under Item 12, announcing InsWeb Corporation’s financial results for the quarter ended March 31, 2003.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003	INSWEB CORPORATION
(Registrant)

/s/ WILLIAM D. GRIFFIN
William D. Griffin
Chief Financial Officer