Form 10-Q
period 2003-09-30
INSWEB CORP
filed 2003-11-12
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 31, 2003 were 4,683,819 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$11,681	$12,382
Short-term investments	9,764	16,541
Other available for sale securities – Finance All K.K.	3,941	—
Accounts receivable, net	2,097	2,236
Prepaid expenses and other current assets	955	1,232
Total current assets	28,438	32,391
Property and equipment, net	1,595	2,197
Other assets	949	3,104
Total assets	$30,982	$37,692

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,133	$888
Accrued expenses	5,245	5,605
Deferred revenue	344	575
Marketing commitment	311	2,306
Note payable to stockholder	—	1,230
Total current liabilities	7,033	10,604

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Paid-in capital, less treasury stock	198,096	202,051
Accumulated other comprehensive income (loss)	3,178	(208)
Accumulated deficit	(177,332)	(174,762)
Total stockholders’ equity	23,949	27,088
Total liabilities and stockholders’ equity	$30,982	$37,692

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Transaction fees	$5,931	$5,734	$19,253	$18,012
Development and maintenance fees	255	282	738	1,157
Total revenues	6,186	6,016	19,991	19,169

Operating expenses:
Technology	2,091	2,338	6,762	7,956
Sales and marketing	4,327	4,376	13,116	13,801
General and administrative	1,249	1,725	4,481	5,489
Total operating expenses	7,667	8,439	24,359	27,246
Loss from operations	(1,481)	(2,423)	(4,368)	(8,077)
Interest expense	(21)	(67)	(84)	(414)
Interest income	58	169	224	522
Other income	849	12	1,658	9,422
Net (loss) income	$(595)	$(2,309)	$(2,570)	$1,453

Net (loss) income per share-basic and diluted	$(0.13)	$(0.33)	$(0.49)	$0.21

Weighted average shares used in computing per share amounts- basic and diluted	4,690	7,045	5,212	7,040

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(2,570)	$1,453
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of a portion of investment in Finance All K.K.	(822)	—
Depreciation and amortization	775	1,530
Amortization of prepaid marketing costs	272	1,129
Other income	(36)	(9,396)
Net changes in operating assets and liabilities:
Accounts receivable	139	211
Prepaid expenses and other current assets	277	(393)
Deposits and other assets	79	2,502
Accounts payable	245	259
Accrued expenses	(361)	103
Deferred revenue	(231)	(539)
Changes in working capital	148	2,143
Net cash used in operating activities	(2,233)	(3,141)
Cash flows from investing activities:
Redemptions of short term investments	14,720	31,971
Purchases of short term investments	(7,946)	(32,930)
Proceeds from sale of investment in Finance All K.K.	2,097	—
Proceeds from sales of property and equipment	—	926
Purchases of property and equipment and capitalized website development costs	(77)	(571)
Net cash provided by (used in) investing activities	8,794	(604)
Cash flows from financing activities:
Proceeds from exercise of options	10	—
Repurchase of common stock	(4,000)	(11)
Repayments of debt	(3,307)	(1,887)
Proceeds from stock issued from employee stock purchase plan	35	64
Net cash used in financing activities	(7,262)	(1,834)
Net decrease in cash and cash equivalents	(701)	(5,579)
Cash and cash equivalents, beginning of period	12,382	14,627
Cash and cash equivalents, end of period	$11,681	$9,048

See accompanying notes.

INSWEB CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)

(unaudited)

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and September 30, 2002 and cash flows for the nine months ended September 30, 2003 and 2002.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”),  “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items. SFAS 145 became effective for InsWeb’s fiscal year beginning January 1, 2003.  The extraordinary gain of $9,345,000 representing a reduction of obligations (fixed payments) that was recorded in connection with the amendment of the license and distribution agreement with Intuit in the quarter ended March 31, 2002, has been reclassified to other income (see discussion in Notes to Consolidated Financial Statements (Note 10) included in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2002).  Except for this reclassification, the adoption of SFAS 145 did not affect InsWeb’s financial condition, results of operations or cash flows.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission.

3.  Concentration of Risk — Significant Customers

For the three months ended September 30, 2003, three customers (GE Financial Assurance (“GEFA”), Progressive Casualty Insurance Company (“Progressive”) and American Family) accounted for 16%, 12% and 11% of total revenues, respectively. For the nine months ended September 30, 2003, three customers (GEFA, Progressive and American Family) accounted for 15%, 15% and 11% of total revenues, respectively.

In April 2003, InsWeb was notified by Progressive of their intent to terminate their participation on the InsWeb insurance marketplace effective September 30, 2003. Effective November 16, 2003, GEFA will no longer participate as an instant quoting carrier within the InsWeb marketplace, as a result of its acquisition by AIG, Inc., who is and will continue as a quoting company in the InsWeb marketplace.

4.  Concentration of Risk — Marketing Partners

InsWeb relies on relationships with Internet portals and other online companies to attract consumers to its website. In a typical arrangement, the online company includes a “link” on its website on which a user can click to jump to InsWeb’s website or to a site that InsWeb operates under the online company’s name; as part of the arrangement, InsWeb typically pays the online company a portion of the resulting transaction fees and in some cases a fixed fee. These relationships may not continue to generate a substantial amount of new traffic on InsWeb’s website, or the revenues generated by these relationships may be insufficient to justify InsWeb’s payment obligations. InsWeb has experienced fluctuations in the traffic from its online partners as a result of redesigns of their websites or being outbid for promotions by other online insurance providers. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies’ websites and services. Any decline in the market presence, business or reputation of these online companies’ websites and services will reduce the value of these relationships to InsWeb and could harm its business.

During 2002, InsWeb significantly expanded its on-line marketing relationship with LowerMyBills.com, Inc., as a result of which LowerMyBills.com delivered approximately 34% of InsWeb’s website traffic for the year ended December 31, 2002. During the three months and nine months ended September 30, 2003, LowerMyBills.com accounted for 34% and 42% of InsWeb’s website traffic, respectively; however, InsWeb expects significantly less traffic from LowerMyBills.com going forward, as a result of a change in LowerMyBills’ insurance offering.  See additional discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2003 Developments. ”

5.  Per Share and Stock Based Compensation Information

Basic earnings per share, is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share reflects the potential dilution that would occur if stock options and warrants had been exercised.  For the three and nine month periods ended September 30, 2003, and for the three months ended September 30, 2002 , common equivalent shares from stock options and warrants have been excluded from the computation of net loss per share-diluted as their effect would be antidilutive.  For the nine months ended September 30, 2002, shares used in the computation of diluted earnings per share are not significantly different than the number of shares used in the computation of basic earnings per share.

InsWeb accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net loss and net loss per share if InsWeb had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123,  “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net (loss) income	$(595)	$(2,309)	$(2,570)	$1,453
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(452)	(680)	(1,225)	(1,619)
Pro forma net loss	$(1,047)	$(2,989)	$(3,795)	$(166)

Net (loss) income per share:
Basic and diluted-as reported	$(0.13)	$(0.33)	$(0.49)	$0.21

Basic and diluted-pro forma	$(0.22)	$(0.42)	$(0.73)	$(0.02)

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

6.  Comprehensive (Loss) Income

Total comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net (loss) income	$(595)	$(2,309)	$(2,570)	$1,453
Other comprehensive income:
Change in cumulative translation adjustment due to the partial sale of investment in Finance All K.K.	132	—	132	—
Change in unrealized gain on available for sale securities (principally, Finance All K.K. for the three and nine months ended September 30, 2003)	3,254	2	3,254	10
Total comprehensive income (loss)	$2,791	$(2,307)	$816	$1,463

7.  Related Party Transactions

During the three and nine months ended September 30, 2003, InsWeb recognized $68,000 and $310,000, respectively, in marketing expenses under a marketing agreement with an Internet company, compared to $207,000 and $947,000, respectively for the comparable periods in 2002.  An affiliate of the Internet company became a stockholder of InsWeb in December 1998.

8. Commitments and Contingencies

Leases

In July 2002, InsWeb and one of its sublessees agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City, California. Under the terms of the amendment, the sublessee agreed to rent the entire facility for the duration of InsWeb’s lease (through September 2008). All rent and operating expenses otherwise payable by InsWeb to the landlord are required to be paid directly by the sublessee. Therefore, the amended sublease offsets InsWeb’s aggregate operating lease commitments by approximately $9,439,000 through the remainder of the lease.  However, the sublessee is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease.  In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord throughout the remaining term of the lease.  In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities.  As a result of the decline in the real estate market in the geographic area where the properties are located and the inherent risks associated with its sublessee, the Company has an accrual of $2,716,000 as of September 30, 2003 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $2,800,000 as of December 31, 2002. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual.

Securities Class Action Lawsuit

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased InsWeb’s common stock from July 22, 1999 through December 6, 2000.  The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999.  The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices.  No specific damages are claimed.  Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes.  In October 2002, all claims against the individual defendants were dismissed without prejudice.  In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims.  In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants.  Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement.  The settlement is also subject to approval of the Court, which cannot be assured.  If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court, InsWeb intends to defend the lawsuit vigorously.  However, the litigation is in the preliminary stage, and we cannot predict its outcome.  The litigation process is inherently uncertain.  An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations or cash flows.

9.  Stockholders Equity

In February 2003, InsWeb repurchased 2,241,440 shares of InsWeb common stock, consisting of 1,169,898 shares held by Intuit Insurance Services, Inc. and 1,071,542 shares held by SOFTBANK America, Inc. The shares were purchased for $3,810,000, or $1.70 per share. With the closing of this transaction, SOFTBANK Corporation’s holdings of InsWeb common stock have been reduced to 353,032 shares, while Intuit Insurance Services, Inc. holds no shares.

10.  Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets and focuses on when a revenue arrangement should be separated into components or deliverables, or alternatively, when smaller deliverables or elements should be combined for purposes of recognizing revenue. EITF 00-21 is applicable for agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.  The adoption of EITF 00-21 did not and is not expected to have an  impact on InsWeb’s results of operations, financial condition or cash flows.

In January 2003, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As of September 30, 2003, the Company had a minority financial interest in Finance All K.K. (an unconsolidated entity). The Company has evaluated the effect that FIN 46 may have, and has concluded that since it (i) does not have majority voting rights, (ii) does not have majority residual interests in this entity’s assets or income, (iii) does not have obligations to absorb the majority of the losses of this, or any, unconsolidated entity, (iv) has not guaranteed any obligations of this, or any, unconsolidated entity, and (v) does not have any commitment or intent to provide funding to this, or any, such entity; the Company’s maximum exposure to loss is limited to $3,941,000, the carrying value of the investment in Finance All K.K. as of September 30, 2003.  In September 2003, InsWeb recognized a gain of $822,000 from the sale of a portion of its investment in Finance All K.K., a Japanese corporation. Subsequent to September 30, 2003, the Company sold its remaining interest in Finance All K.K.

11. Subsequent Events

In October 2003, InsWeb sold the remaining portion of its investment in Finance All K.K.   As a result of this transaction, InsWeb received proceeds of $6,781,000 and will record a gain of $6,016,000 during the quarter ending December 31, 2003.

The Company entered into direct linking agreements with Progressive and Government Employees Insurance Company (“GEICO”), whereby, starting October 3, 2003, certain consumer segments from much of the country, as well as consumers from specific smaller states, will no longer be provided quotes on the InsWeb site, but will be provided direct links to the Progressive and GEICO websites..

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

As of September 30, 2003, InsWeb’s subsidiary, InsWeb Insurance Services, Inc., has been appointed as an authorized automobile insurance agent by 12 participating insurance companies and is acting as an agent in ten states. InsWeb receives a commission based on a percentage of the initial insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent. InsWeb recognizes the revenue from these activities on the effective date of the policy, less an estimate for early cancellations of the underlying insurance policies. InsWeb also recognizes revenue when an applicable policy is renewed. Commission revenue is included in transaction fees. InsWeb intends to expand its online insurance agency operations by adding additional participating insurance companies.

A less significant, but ongoing source of revenues for InsWeb are development and maintenance fees that are paid by insurance companies that participate on the InsWeb insurance marketplace. Development fees are generated from the design and development of customized interfaces between an insurance company’s information system and the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb’s facility that is dedicated to specific insurance companies.

Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for product and site development personnel involved with the planning and design of carrier implementation and integration.  InsWeb expects its technology expenditures to remain at current levels for the remainder of 2003.

Sales and marketing expenses consist of direct marketing expenditures that include advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace.  InsWeb’s current consumer marketing program is focused on maintaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace. InsWeb has experienced occasional fluctuations in the traffic from its online partners as a result of redesigns of their websites or being outbid for promotions by other online insurance providers. During 2002, InsWeb significantly expanded its on-line marketing relationship with LowerMyBills.com, Inc., as a result of which LowerMyBills.com delivered approximately 34% of InsWeb’s website traffic for the year ended December 31, 2002. During the three months and nine months ended September 30, 2003, LowerMyBills.com accounted for 34% and 42% of InsWeb’s website traffic, respectively; however, InsWeb expects significantly less traffic from LowerMyBills.com going forward, as a result of a change in LowerMyBills’ insurance offering. Also included in sales and marketing expenses are payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s insurance agency operations, which includes selling agents, underwriters, supervisors and customer service and support groups.  Direct marketing costs will fluctuate based on the amount of consumer traffic driven to the InsWeb marketplace, while all other sales and marketing expenditures are expected to remain at current levels for the remainder of 2003.

General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenditures are expected to decline slightly over the remainder of 2003 as a result of the settlement of litigation with eHealthInsurance in March 2003. See discussion in Notes to Consolidated Financial Statements (Note 16) included in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2002.

Since its inception, InsWeb has incurred significant losses, and as of September 30, 2003, InsWeb had an accumulated deficit of $177.3 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. InsWeb intends to continue to invest in product development and maintenance and sales and marketing activities. As a result, InsWeb believes that it will continue to incur operating losses at least through early 2004. InsWeb’s operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb  will be able to achieve and sustain profitability. In view of the rapidly evolving nature of InsWeb’s business and its limited operating history, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

2003 Developments

In February 2003, InsWeb repurchased 2,241,440 shares of its common stock, consisting of 1,169,898 shares held by Intuit Insurance Services, Inc. and 1,071,542 shares held by SOFTBANK America, Inc. The shares were purchased for $3.8 million, or $1.70 per share. With the closing of this transaction, SOFTBANK Corporation’s holdings of InsWeb common stock have been reduced to 353,032 shares, while Intuit Insurance Services, Inc. holds no shares.

In March 2003, InsWeb and eHealthInsurance agreed to settle ongoing litigation in the U.S. District Court for the Northern California. The litigation stemmed from eHealthInsurance’s decision in February 2001 to terminate an agreement concerning the marketing of health insurance to consumers originating at InsWeb. Although specific terms of the settlement agreement are confidential, eHealthInsurance paid InsWeb $0.8 million for the services performed by InsWeb prior to the termination of the marketing agreement, which is classified as other income for the nine months ended September 30, 2003. In addition, the parties have released all claims against each other relating to the marketing agreement.

In September 2003, InsWeb recognized a gain of $0.8 million from the sale of a portion of its investment in Finance All K.K., a Japanese corporation. In October 2003, InsWeb sold the remaining portion of its investment and received proceeds of $6.8 million and as a result will record a gain of $6.0 million during the quarter ending December 31, 2003.

During 2002, InsWeb significantly expanded its on-line marketing relationship with LowerMyBills.com, Inc., as a result of which LowerMyBills.com delivered approximately 34% of InsWeb’s website traffic for the year ended December 31, 2002. During the three months and nine months ended September 30, 2003, LowerMyBills.com accounted for 34% and 42% of InsWeb’s website traffic, respectively; however, InsWeb expects significantly less traffic from LowerMyBills.com going forward, as a result of a change in LowerMyBills’ insurance offering.

Effective October 2003, Progressive commenced transitioning from an instant quoting carrier on the InsWeb auto insurance marketplace to an arrangement that provides certain InsWeb consumer segments with the option of direct linking to the Progressive website.  For the year ended December 31, 2002, Progressive represented approximately 7% of InsWeb’s total revenues, and for the three and nine months ended September 30, 2003, Progressive represented approximately 16% and 15%, respectively, of total revenues.

Effective November 16, 2003, GE Financial Assurance (“GEFA”) will no longer participate as an instant quoting carrier within the InsWeb marketplace, as a result of its acquisition by AIG, Inc., who is and will continue as a quoting company in the InsWeb marketplace. For the year ended December 31, 2002, GEFA represented approximately 14% of InsWeb’s total revenues, and for the three and nine months ended September 30, 2003, GEFA represented approximately 12% and 15%, respectively, of total revenues.

The Company expects fourth quarter results to be impacted by the reduction in consumer traffic from LowerMyBills.com, the carrier shifts occurring within our auto insurance marketplace (Progressive and GEFA, as mentioned above), as well as the traditional seasonal softness in the insurance business.  These factors will have a negative impact on revenues and operating earnings in the fourth quarter and possibly beyond. Taking these factors into account, the Company expects auto insurance transaction revenues in the fourth quarter to be reduced by more than $1.0 million sequentially. However, InsWeb expects to report net income in the fourth quarter as a result of the gain on the sale of the remaining investment in Finance All K.K.

Results of Operations

The following table sets forth certain statement of operations items as a percentage of total revenues for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Transaction fees	96%	95%	96%	94%
Development and maintenance fees	4%	5%	4%	6%
Total	100%	100%	100%	100%
Operating expenses:
Technology	34%	39%	34%	41%
Sales and marketing	70%	73%	66%	72%
General and administrative	20%	28%	22%	29%
Total	124%	140%	122%	142%
Loss from operations	(24)%	(40)%	(22)%	(42)%

Revenues

	Three months ended September 30,		Three months ended September 30,
(Amounts in thousands)	2003	2002	2003	2002
Transaction revenues:
Auto insurance	$4,711	$4,670	$15,624	$14,640
Term life insurance	1,123	938	3,223	3,081
Other insurance	97	126	406	291
Total transaction revenues	$5,931	$5,734	$19,253	$18,012

Completed Shopping Sessions - Auto	812	708	2,513	2,218
Consumer Quotes Presented - Auto	2,858	2,216	8,208	6,586

Completed Shopping Sessions - Term life	90	81	273	275
Consumer Quotes Presented - Term life	1,660	1,490	4,749	4,325

Auto insurance transaction revenues remained relatively constant for the three months ended September 30, 2003 compared to same period in 2002. While the number of completed shopping sessions increased, the impact of this increase was offset by a decrease in the amount of revenue per completed shopping session.  The increase in completed shopping sessions resulted from increased consumer traffic from InsWeb’s online marketing activities. However, revenue per completed shopping session decreased during the three months ended September 30, 2003, due to lower than expected close rates of auto insurance policies by many of InsWeb’s participating insurance carriers, which effectively resulted in lower revenue per lead generated. The increase in auto transaction fees for the nine months ended September 30, 2003 was primarily attributable to the increased number of leads generated by an increased number of completed shopping sessions, due to an increase in consumer traffic from InsWeb’s online marketing activities.

Term life insurance transaction revenues increased for the three and nine months ended September 30, 2003 compared to the same periods in 2002.  The increase was due to a change in the compensation arrangement with one of InsWeb’s customers in the fourth quarter of 2002, as a result of which the customer now compensates InsWeb when the consumer purchases an insurance policy, rather than on the delivery of a qualified lead.

Other insurance transaction revenues remained relatively constant for the three months ended September 30, 2003 compared to same period in 2002, as the number of shopping sessions remained constant.  Other insurance transaction revenues increased for the nine months ended September 30, 2003, compared to the same period in 2002  primarily due to revenue generated from the sale of certain statistical data in the quarter ended June 30, 2003.

Development and maintenance fees accounted for $0.3 million and $0.7 million of total revenues for the three and nine months ended September 30, 2003, compared to $0.3 million and $1.2 million, for the comparable periods in 2002. Development and maintenance fees, while an ongoing source of revenues, are expected to continue to decline as set-up programs have become a less significant component in an insurance company’s initial participation in the InsWeb market place.

Operating Expenses

Technology.  Technology expenses decreased to $2.1 million and $6.8 million for the three and nine months ended September 30, 2003, from $2.3 million and $8.0 million for the comparable periods in 2002.  These decreases were primarily attributable to reduced headcount and decreased amortization of capitalized website costs.

Sales and Marketing.  Sales and marketing expenses decreased to $4.3 million and $13.1 million for the three and nine months ended September 30, 2003, from $4.4 million and $13.8 million for the comparable periods in 2002.  Direct marketing expenses, a component of sales and marketing expenses, remained constant at $2.5 million for the three months ended September 30, 2003 compared to the same period in 2002.  Direct marketing expenses decreased to $7.7 million for the nine months ended September 30, 2003 from $8.2 million for the comparable period in 2002. During 2002, InsWeb significantly expanded its on-line marketing relationship with LowerMyBills.com, Inc., as a result of which LowerMyBills.com delivered approximately 34% of InsWeb’s website traffic for the year ended December 31, 2002. During the three months and nine months ended September 30, 2003, LowerMyBills.com accounted for 34% and 42% of InsWeb’s website traffic, respectively; however, InsWeb expects significantly less traffic from LowerMyBills.com going forward, as a result of a change in LowerMyBills’ insurance offering.  The impact of this change on InsWeb’s fourth quarter financial results will be a significant decrease in auto transaction revenues, offset somewhat by a decrease in direct marketing expenses.

General and Administrative.  General and administrative expenses decreased to $1.2 million and $4.5 million for the three and nine months ended September 30, 2003, from $1.7 million and $5.5 million for the comparable periods in 2002. These decreases were primarily due to a decrease in legal expenses incurred during the periods as a result of the settlement of the eHealthInsurance litigation in March 2003.

Interest Income

Interest income decreased to $0.1 million and $0.2 million for the three and nine months ended September 30, 2003, from $0.2 million and $0.5 million for the comparable periods in 2002. Interest income is earned on InsWeb’s investments.  The decrease in interest income was a result of lower average cash and short-term investment balances and lower market interest rates during 2003.

Interest Expense

Interest expense decreased to $21,000 and $0.1 million during the three and nine months ended September 30, 2003, from $0.1 million and $0.4 million for the comparable periods in 2002. The decrease in interest expense was primarily attributable to lower imputed interest associated with long-term marketing commitments (fixed payments).  Lower imputed interest is due to the reduction of these obligations resulting from the amendment of the license and distribution agreement with Intuit in March 2002.

Other Income

Other income increased to $0.8 million for the three months ended September 30, 2003, from $12,000 for the comparable period in 2002. For the three months ended September 30, 2003, other income included the $0.8 million gain from the sale of a portion of InsWeb’s interest in Finance All K.K.  For the nine months ended September 30, 2003, other income decreased to $1.7 million from $9.4 million for the comparable period in 2002.  For the nine months ended September 30, 2003, other income included a $0.8 million gain from the sale of a portion of InsWeb’s investment in Finance All K.K. and $0.8 million relating to the eHealthinsurance litigation settlement. For the nine months ended September 30, 2002, other income consisted primarily of the $9.3 million gain recognized in connection with the renegotiation of an online marketing distribution agreement.

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

Accrual for Lease Obligations.  InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of September 30, 2003, total future obligations for these facilities amounted to $12.1 million; these obligations are offset by total future sublease income of approximately $9.6 million.  Substantially all future sublease income is due from a sublessee which is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities.  As a result of the decline in the real estate market in the geographic area where the properties are located and the inherent risks associated with its sublessee, the Company has an accrual of $2.7 million as of September 30, 2003 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $2.8 million as of December 31, 2002. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2003	2002

Cash used in operating activities	$(2,233)	$(3,141)
Cash provided by (used in) investing activities	8,794	(604)
Cash provided used in financing activities	(7,262)	(1,834)

At September 30, 2003, InsWeb’s principal source of liquidity was $21.4 million in cash, cash equivalents and short-term investments (excluding InsWeb’s remaining investment in Finance All K.K., which was sold in October 2003 for $6.8 million), which decreased from $28.9 million as of December 31, 2002.  At September 30, 2002, InsWeb’s principal source of liquidity was $30.9 million in cash, cash equivalents and short-term investments, which decreased from $35.6 million as of December 31, 2001.

For the nine months ended September 30, 2003, net cash used by operating activities was $2.2 million compared to $3.1 million for the comparable period in 2002.  For the nine months ended September 30, 2003, non-cash items included depreciation and amortization of assets of $1.0 million.  The operating loss of $2.6 million and a decrease of accrued expenses of $0.4 million, partially offset by a decrease in prepaid expenses and other current assets of $0.3 million and an increase in accounts payable of $0.3 million, contributed to the cash used by operations for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, non-cash items included an extraordinary gain of $9.3 million, amortization of intangibles and prepaid marketing costs of $1.1 million, and depreciation and amortization of assets of $1.5 million.  A decrease in deposits and other assets of $2.5 million offset by a security deposit payable of $1.0 million and an increase in accrued expenses of $1.1 million, also contributed to the cash used in operations for the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, net cash provided by investing activities was $8.8 million, which primarily consisted of the redemptions of short-term investments offset by the purchase of short-term investments and the gain on the sale of the investment in Finance All K.K. For the nine months ended September 30, 2002, net cash used by investing activities was $0.6 million, which primarily consisted of the redemptions of short-term investments offset by the purchase of short-term investments and $0.6 million of expenditures for property and equipment.

For the nine months ended September 30, 2003, net cash used in financing activities was $7.3 million.  Cash outflows were attributable to the repurchase of common stock of $4.0 million, a payment of $2.0 million made to Intuit for marketing commitments pursuant to the agreement entered into with Intuit in January 2001, as amended in March 2002, and payment of InsWeb’s note payable to SOFTBANK Corporation in the amount of $1.3 million. For the nine months ended September 30, 2002, net cash used in financing activities was $1.8 million.  Cash outflows were attributable to a fixed payment made to Intuit for marketing commitments pursuant to the agreement entered into with Intuit in January 2001, as amended in March 2002, offset partially by the proceeds from the issuance of common stock through InsWeb’s stock plans.

As of September 30, 2003, InsWeb had the following contractual commitments (in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter

Operating leases	$19,801	$862	$3,356	$3,257	$3,391	$3,483	$5,452
Marketing commitments	288	288	—	—	—	—	—
	$20,089	$1,150	$3,356	$3,257	$3,391	$3,483	$5,452

In addition to the fixed payments for marketing commitments paid to Intuit through July 2003, InsWeb will pay Intuit a portion of the transaction fees received by InsWeb from Intuit Internet traffic, payable on a quarterly basis through the remainder of the agreement (January 2006).

In July 2002, InsWeb and its sublessee agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City, California.  Under the terms of the amendment, the sublessee agreed to rent the entire facility for the duration of InsWeb’s lease (through September 2008).  All rent and operating expenses otherwise payable by InsWeb to the landlord are required to be paid directly by the sublessee.  Therefore, the amended sublease offsets InsWeb’s operating lease commitments by approximately $9.4 million through the remainder of the lease (which is not reflected in the table above).  However, the sublessee is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease.  In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord throughout the remaining term of the lease.  In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities.  As a result of the decline in the real estate market in the geographic area where the properties are located and the inherent risks associated with its sublessee, the Company has an accrual of $2.7 million as of September 30, 2003 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $2.8 million as of December 31, 2002. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual.

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur operating losses at least through early 2004. We incurred operating losses of $15.5 million for the year ended December 31, 2002, $46.0 million for the year ended December 31, 2001, and $53.6 million for the year ended December 31, 2000. For the nine months ended September 30, 2003 we have incurred an operating loss of $4.4 million. As of September 30, 2003, our accumulated deficit was $177.3 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

Our future revenues are unpredictable, our operating results are likely to fluctuate from quarter to quarter, and if we fail to meet the expectations of investors, our stock price could decline significantly

Due to our limited operating history, the emerging nature of the market in which we compete and the high proportion of our revenues that are derived from consumer traffic on our website, our future revenues are inherently difficult to forecast. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of our future performance. Moreover, our expense levels are based largely on our investment plans and estimates of future revenues. We may be unable to adjust our spending to compensate for an unexpected shortfall in revenues. Accordingly, anysignificant shortfall in revenues relative to our planned expenditures would harm our results of operations and could cause our stock price to fall sharply, particularly following quarters in which our operating results fail to meet the expectations of investors.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 83% of our transaction revenues in 2002, approximately 67% in 2001 and approximately 69% in 2000. For the nine months ended September 30, 2003, auto insurance accounted for approximately 81% of our transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, or if changes in the automobile insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

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

Because a limited number of insurance companies account for a majority of our revenues, the loss of a single insurance company relationship could result in a substantial drop in our revenues

Revenues from Amica, GE Financial Assurance and Kemper Direct accounted for approximately 14%, 14%, and 10%, respectively, of our revenues in 2002. Revenues from Amica, GE Financial Assurance and AIG accounted for approximately 11%, 11%, and 10%, respectively, of our revenues in 2001.  Revenues from GE Financial Assurance, Progressive Casualty Insurance Company and American Family accounted for approximately 15%, 15% and 11%, respectively, of our revenues for the nine months ended September 30, 2003.  In April 2003, we were notified that Progressive would discontinue its participation in the InsWeb market place effective September 30, 2003. The discontinuation of Progressive’s participation will adversely affect our operating results beginning in the fourth quarter of 2003.  In addition, effective November 16, 2003, GE Financial Assurance will no longer participate as an instant quoting carrier within the InsWeb marketplace, as a result of its acquisition by AIG, Inc., who is and will continue as a quoting company in the InsWeb marketplace.

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

In most jurisdictions, we rely on the participation of a limited number of insurance companies on our online marketplace, and the loss of any of these insurance companies could make our online marketplace less attractive to consumers

Consumer demand for the services offered on our website in any jurisdiction is substantially dependent upon the participation of competing brand-name insurance companies offering competitive quotes for a given insurance product in that jurisdiction. Accordingly, the success of our business depends on our ability to attract and retain well-known insurance companies to participate in our marketplace. Although we currently have relationships with a significant number of insurance companies overall, in individual jurisdictions where competing quotes for comparable products are available on our online marketplace, the number of companies offering quotes ranges from one to 15. If we are unable to increase the number of insurance companies that participate in our online marketplace, particularly in the jurisdictions where we currently offer comparable insurance products from only three or fewer insurance companies, we may not be able to attract additional consumers or may lose our existing consumers to other online competitors offering a wider variety of insurance companies. At September 30, 2003, there were 12 jurisdictions in which three or fewer insurance companies were offering automobile insurance quotes on our online marketplace. No automobile insurance quotes are available in New Jersey and Massachusetts as of September 30, 2003. If any insurance company participating in a number of jurisdictions discontinued or significantly reduced its participation in our online marketplace, the attractiveness of the marketplace to consumers in these jurisdictions would be greatly diminished.

We may have difficulty integrating new insurance companies into our online marketplace or agency operations, which could harm our ability to offer improved comparison-shopping opportunities and thus limit the attractiveness of our service to consumers

Integration of an insurance company into our online marketplace requires a significant commitment of time and resources on our part and on the part of the insurance company, and is a technologically difficult process. This integration process typically takes from three to nine months to complete and typically requires us to expend between 160 and 2,000 man-hours. To develop company-sponsored quotes for consumers, the integration requires either the development of a customized interface with the insurance company’s own rating system, accessing a third-party rating engine of the insurance company’s choice, or adding the insurance company’s rating information into InsWeb’s proprietary rating engines. Though integration into our agency operations may require fewer resources to implement than integration of an insurance company into our online marketplace, potential participating insurance companies may not be willing to invest the time and resources necessary to achieve this integration, or we may not be able to overcome the technological difficulties associated with, or devote the time and resources necessary to, successfully integrate the insurance company into our online marketplace or our agency operations.

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

For the years ended December 31, 2002, 2001 and 2000, we received approximately 11%, 32% and 25%, respectively, of our website traffic from the major Internet portals Yahoo! Inc., MSN and AOL.  For the nine months ended September 30, 2003, we received approximately 12% of our website traffic from these online relationships.  We did not renew our agreement with MSN for 2002 but did sign a non-exclusive agreement effective February 15, 2003, and our status as exclusive provider to Yahoo! and AOL was converted to non-exclusive, effective November 1, 2001 and January 1, 2002, respectively. Additionally, during 2002 InsWeb significantly expanded its on-line marketing relationship with LowerMyBills.com, Inc., as a result of which LowerMyBills.com delivered approximately 34% of InsWeb’s website traffic for the year ended December 31, 2002. During the three months and nine months ended September 30, 2003, LowerMyBills.com accounted for 34% and 42% of InsWeb’s website traffic, respectively; however, InsWeb expects significantly less traffic from LowerMyBills.com going forward, as a result of a change in LowerMyBills’ insurance offering.  See additional discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2003 Developments. ”

Most of our relationships with online companies are terminable by either party on 30 to 90 days’ notice. We may not be able to negotiate or renew marketing agreements with online companies on terms that are acceptable to us. The termination, non-renewal or renewal on unfavorable terms of a relationship from which we generate significant traffic to our website would harm our business. If the recent trend of failing online companies continues, the traffic currently being received as well as the ability to attract new consumer traffic to our site could be harmed. Additionally, an online company’s failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic we receive at our site, harming our business.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a – 15 (e)).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our  disclosure controls and procedures were adequate as of the end of the period covered by this quarterly report.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)                                 Reports on Form 8-K:

On July 17, 2003, we filed a report on Form 8-K, under Item 12, announcing InsWeb Corporation’s financial results for the quarter ended June 30, 2003.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2003	INSWEB CORPORATION
(Registrant)

/s/ WILLIAM D. GRIFFIN
William D. Griffin
Chief Financial Officer