Form 10-K
period 2003-12-31
INSWEB CORP
filed 2004-03-29
CIK 1077370

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-26083

INSWEB CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	94-3220749 (I.R.S. Employer Identification No.)

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

        The aggregate market value of registrant's voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2003), as reported on the Nasdaq National Market, was approximately $11,521,000. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Outstanding shares of registrant's common stock, $0.001 par value, as of March 1, 2004: 4,666,604

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the definitive Proxy Statement for registrant's 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Form 10-K Report.

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

The InsWeb Online Insurance Marketplace

        InsWeb Corporation operates an online insurance marketplace that enables consumers to comparison shop online and obtain insurance company-sponsored quotes for a variety of insurance products, including automobile and term life. InsWeb's marketplace electronically matches consumers and insurance companies. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace. InsWeb's marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes for actual coverage and purchase automobile and term life insurance coverage through InsWeb's insurance agencies. Management believes that InsWeb provides insurance companies with pre-qualified consumers at attractive acquisition costs, as well as the scalable, cost-efficient distribution capabilities of InsWeb's Internet-based model.

        Quotes obtained through the online marketplace are free to consumers, while participating insurance companies pay a transaction fee to InsWeb. These fees are earned either from the delivery of a lead to a participating insurance company, from a fee paid by an insurance company for each closed policy, or from a commission earned by InsWeb's wholly-owned insurance agencies, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (collectively "InsWeb's Insurance Agency").

        Certain consumers, depending on their response to several preliminary screening questions, are provided with the opportunity to link directly to an insurance company's website. In these situations, the consumer will complete the insurance company's online application, and InsWeb will be paid a fee for that consumer link or click-through.

  The Quote Generation and Purchase Process

        The quote generation and purchase process involves the following steps:

  •
  data entry by the consumer;

  •
  electronic underwriting;

  •
  electronic rating and generation of price quotes;

  •
  presentation of quotes to the consumer;

  •
  delivery of leads to a participating insurance company and/or InsWeb's Insurance Agency;

  •
  purchase of the insurance policy; and

  •
  customer service and customer care.

        Data Entry.    To complete a shopping session, a consumer completes an online form that requests information such as the consumer's age, address and coverage requirements, a process that InsWeb estimates takes approximately 10 to 15 minutes, depending on the type of insurance sought and the complexity of the consumer's profile. The quote form captures a comprehensive set of information designed to address basic underwriting and rating criteria. To assist consumers in evaluating and fulfilling their insurance needs, InsWeb provides consumers a variety of interactive website features and insurance-related information. In addition, InsWeb provides online help and customer service throughout the data entry process. The consumer is required to complete only one form to obtain quotes for a particular type of insurance from those participating companies offering that type of insurance in the consumer's state who have qualified that consumer. Throughout the data entry process, consumers are presented with the option of saving their data into their personal insurance profile. Consumers who are returning to the online marketplace can simply enter their user name and password to retrieve information they entered during previous visits. This information can be used to automatically complete portions of the quote form for other insurance products. Because the information insurance companies use to underwrite, rate and provide quotes to a consumer is entered directly by the consumer, the insurance companies can reduce or eliminate the expense associated with collecting consumer data. Moreover, information entered directly by consumers typically contains fewer errors than information provided orally to an agent or insurance company representative, who must then enter that information manually into the insurance company's system.

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

  •
  an interface between InsWeb's site and a third-party rating engine; or

  •
  an integration of the insurance company's rating criteria into an InsWeb maintained rating engine.

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

        Delivery of Leads.    InsWeb earns revenues from participating insurance companies based on the delivery of qualified leads. With certain insurance companies, InsWeb is paid a fee only when the consumer purchases an insurance policy, and with others, InsWeb is paid a transaction fee based on the delivery of a lead, whether or not the consumer actually purchases a policy. Qualified leads are produced in two ways: for insurance companies providing instant online quotes, a qualified lead is produced when a consumer clicks to request insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when a consumer clicks to request the quote itself. Once a lead is generated by the consumer's request for an application or offline quote, InsWeb transmits the lead either to InsWeb's Insurance Agency or to the selected insurance company or other entity by e-mail, file transfer or direct connection to the insurance company's information system. InsWeb provides each participating insurance company with custom-formatted lead information based on the insurance companies individual requirements.

        Purchase of Policy.    After InsWeb generates and delivers a qualified lead, insurance companies, or InsWeb's Insurance Agency, may respond directly to the interested consumer by e-mail, mail or telephone to close the purchase of the policy or direct the lead to an agent for follow-up. The delivery of a qualified lead to the insurance company does not require further involvement by InsWeb, although InsWeb monitors insurance company responses and works with companies and agents to ensure that they are responding to leads generated from the online insurance marketplace in a timely fashion. In addition, InsWeb performs closing services, through InsWeb's Insurance Agency, as a traditional agency, for some participating insurance companies. These closing services include advising consumers about coverage options, confirming consumer information, selling the policy and taking a premium deposit. In either case, the insurance company generally performs the ongoing servicing of the insurance policy after it has been sold. As of December 31, 2003, InsWeb's Insurance Agency sells policies on behalf of 12 auto insurance companies in nine states and for one term life insurance company in all states.

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

        Automobile Insurance.    Automobile insurance comprises the largest segment of the consumer insurance market, and, to date, has accounted for most of the consumer traffic on InsWeb's online marketplace, and a substantial majority of its revenues. At December 31, 2003, InsWeb's online marketplace offered quotes or web sponsored links to consumers in 49 states, plus the District of Columbia, from 27 participating insurance companies.

        Term Life Insurance.    At December 31, 2003, the InsWeb online marketplace offered comparative quotes for term life insurance from 11 companies in all 50 states, plus the District of Columbia.

        Other Products and Services.    InsWeb's online marketplace also allows consumers to shop for homeowners, renters and condominium insurance, as well as home warranty, motorcycle and RV insurance, and health and critical illness insurance in certain states. At present, the InsWeb online marketplace does not offer multiple quotes with respect to these types of insurance, which are offered by a single insurance company for each product in the states in which it is available. From time to time, InsWeb licenses its insurance quoting functionality to insurance companies on a selected basis.

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

        Once an insurance company decides to participate in InsWeb's online insurance marketplace, InsWeb's implementation team works with the insurance company to integrate its insurance product information, which entails a process of specification development, education, planning and activation. Because of the complexity of interfacing with an insurance company's legacy computer systems, the implementation team conducts a thorough assessment of the insurance company's business processes, technical capabilities and desired interface to develop a comprehensive integration plan. Once an insurance company's initial implementation is complete, InsWeb works with the insurance company to expand its geographic coverage.

        At December 31, 2003, InsWeb had relationships with 38 insurance companies, including many large companies with established brand names that InsWeb believes are attractive to consumers. These companies are:

Type of Insurance	Insurance Companies
Automobile	AAA Michigan AIG Allied Insurance American Family Amica Mutual American Express Deerbrook Insurance Electric Insurance Esurance Explorer Financial Indemnity GMAC Integon	Hartford Infinity Leader Liberty Mutual National Merit Republic Indemnity Response Insurance Safeco Insurance Sentry Insurance Travelers Tri-State Unitrin Direct
Automobile Sponsored Web Links	GEICO Progressive	State Fund
Term Life	AAA Life Amica Life GE Financial Assurance Great West John Hancock Integrity Life	Northwestern Mutual Life Physicians Life Sun Life Western Southern Life Zurich Life

        To date, InsWeb has been dependent on a limited number of insurance companies for a significant portion of its revenues. Revenues from the top three insurance companies that participate in InsWeb's marketplace represented 38%, 38% and 32% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Online Direct-Response Advertising.    InsWeb's online direct-response advertising is intended to create a presence for InsWeb on a wide range of websites whose audiences closely match its target audience. InsWeb's key advertisements are delivered through content sponsorships, banners and keywords on financial, news, real estate, classifieds, automobile, directory and general interest sites. InsWeb and some of its third-party marketing providers also conduct advertising campaigns promoting InsWeb through emails and electronic newsletters. InsWeb's advertisements are targeted primarily at consumers who may be actively seeking insurance.

        Traditional Consumer Marketing.    Currently, InsWeb's consumer marketing is focused on online marketing efforts. However, in the past, InsWeb has engaged in traditional advertising, including radio and print advertising, and may do so again in the future.

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

        InsWeb's server software is designed as a high-volume transaction-processing environment, with a focus on reliability, redundancy and around-the-clock availability. It is designed to enable the system to respond rapidly and to simultaneously underwrite and rate a consumer's profile against all participating insurance companies' criteria. The software is also designed for scalability, enabling InsWeb to expand processing capacity through the addition of more processors and servers as transaction volumes increase.

        InsWeb has also integrated systems to facilitate incoming consumers through InsWeb's Customer Care Center and the processing of leads and sale of insurance policies through its agency operations. InsWeb's agency technology systems use a combination of its own proprietary technologies and commercially available, licensed technologies. These technologies include an array of proprietary advanced telephony and network tools to manage leads delivered from InsWeb's marketplace and email and telephone calls received in the customer service center. InsWeb's proprietary automated customer management system has been developed to communicate and process data with the InsWeb marketplace, outside rating services, credit bureaus, third-party data providers, and an online credit card processing company to facilitate the sale of insurance policies to consumers. Once a policy is sold, data is entered into an agency management system, where upload and download interfaces between its agency management system and various insurance company back office systems have been developed to streamline the proper fulfillment and servicing of sold policies.

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

  Site Operations

        InsWeb's hardware servers, storage systems, Internet connections, back-up strategies and network are designed to allow its online marketplace to operate continuously. InsWeb's main Web servers are located at its headquarters facility in Gold River, California. InsWeb uses multiple service providers to access the Internet over multiple dedicated communication lines. InsWeb uses a separate server to operate the software for each primary insurance product, as well as at least one redundant server for each core product. InsWeb uses a number of internally-developed and third-party software products to monitor the performance and availability of its website and core products. InsWeb continuously monitors consumer traffic, response times and capacity to ensure a high quality of service for consumers and insurance companies. InsWeb maintains a disaster recovery site in the Sacramento, California area through a third-party service provider to facilitate the operation of its online marketplace in case of a failure at its main facility.

Product Development

        InsWeb devotes significant resources to improving the structure of its products and delivering additional tools that allow insurance companies to effectively reach consumers. InsWeb generally follows a monthly release schedule for new versions of its online user interface, which may incorporate technology advances, new product features and improvements in consumer interactivity. InsWeb also devotes resources to refining its online consumer tools and research materials, as well as developing new support products. InsWeb is also researching new methods of designing more useful insurance-related material and presenting it to the consumer in a more meaningful context.

        InsWeb's technology expenses were approximately $9.0 million in 2003, $10.3 million in 2002, and $14.0 million in 2001. In addition, InsWeb capitalized costs of $0 in 2003 and 2002 and $0.8 million in 2001, relating to the development and enhancement of its website.

Privacy Policy

        InsWeb believes that the privacy of personally identifiable information of Internet users is becoming increasingly important as the use of the Internet for electronic commerce continues to grow. InsWeb has adopted a privacy policy regarding the use and disclosure of consumer information that is collected on its online marketplace. InsWeb does not disclose any personally identifiable information of a user to InsWeb's participating insurance companies without the user's permission. InsWeb does not sell or otherwise make available to any other party any personally identifiable information concerning its users. However, InsWeb does compile user information in its databases. This aggregated statistical information is analyzed internally by InsWeb for marketing purposes and to improve the content and site layout of its website. This information is made available in aggregate form only, without individual identification of consumers, to InsWeb's participating insurance companies for their use in adjusting, refining and expanding their product offerings. Aggregate statistical information also may be made available to online companies with which InsWeb has established a marketing relationship. InsWeb is a licensee of the TRUSTe Privacy Program and adheres to their standards regarding the protection of the personally identifiable information of Internet users.

Competition

        The online insurance distribution market, like the broader electronic commerce market, is rapidly evolving and is highly competitive. InsWeb competes with other companies that provide quotes and sell insurance policies online, as well as with:

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

        In order to provide the types of services that require license, InsWeb established two wholly-owned subsidiaries. InsWeb Insurance Services, Inc. was established in 1998 and currently maintains property and casualty licenses and life and health licenses in 50 jurisdictions (including the District of Columbia). Goldrush Insurance Services, Inc. was established in 2002 and is licensed as an insurance broker in five states. In the states where our subsidiaries do not maintain a license, InsWeb is licensed through its officers or through resident agents that contract with InsWeb. In addition, employees who are engaged in the sale of insurance are licensed as insurance agents. InsWeb's operations depend on the validity of and continued good standing under the licenses and approvals pursuant to which InsWeb's subsidiaries, licensed officers and agents operate. Licensing laws and regulations vary depending on the jurisdiction. The applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion concerning the allowance, renewal and revocation of licenses and approvals. The inability to obtain the requisite agent licenses or other necessary licenses, permits, or authorizations could harm InsWeb's business.

        Offering services through InsWeb's subsidiaries or through licensed officers and agents, could create conflicts with insurance companies that have policies prohibiting them from employing insurance agents or from selling insurance through agents that compete with their own exclusive agents. These conflicts could result in a loss of business from these insurance companies and could harm InsWeb's business.

Intellectual Property

        InsWeb regards its intellectual property as critical to its success, and relies upon trademark, copyright and trade secrets laws in the United States and other jurisdictions to protect its proprietary rights. The INSWEB mark has been registered in the United States, France, Germany, South Korea, Japan and the United Kingdom, and many other countries. Other U.S. and worldwide trademark applications include, but are not limited to, eAgent, InsWeb.com, Powered by InsWeb, Where You and Your Insurance Really Click, and Lower Your Insurance Costs, Not Your Expectations. InsWeb has applied for patents on its core technology and related patentable subject matter; however no patent has been issued, and thus InsWeb cannot currently prevent a competitor from independently using similar functionality. In connection with its acquisition of assets from Intuit in January 2001, InsWeb obtained the rights to patent applications filed by Intuit relating to Intuit's online insurance shopping and purchasing service. InsWeb's pending trademark registrations and patent applications may not be approved or granted; or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in some foreign countries. InsWeb also seeks to protect its proprietary rights through physical and technological security measures, and through the use of confidentiality or license agreements with its business partners, employees, consultants, advisors and others, and generally to control access to, and distribution and use of, its software, documentation, business and other proprietary information. Despite InsWeb's efforts to protect its proprietary rights from unauthorized use or disclosure, employees, consultants, advisors or others may not maintain the confidentiality of InsWeb's proprietary information, and this proprietary information may otherwise become known, or be independently developed, by competitors. The steps InsWeb has taken may not prevent misappropriation of its proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States.

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

Employees

        As of December 31, 2003, InsWeb had 130 full-time employees. InsWeb has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. InsWeb considers its relations with its employees to be good. InsWeb believes that its future success will depend in part on the continued service of its senior management and key technical personnel and its ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in InsWeb's industry and geographical location is intense. InsWeb may not continue to be successful in attracting and retaining a sufficient number of qualified personnel to conduct its business in the future.

Executive Officers of the Registrant

        As of March 1, 2004, InsWeb's executive officers were as follows:

Name	Position With InsWeb	Age
Hussein A. Enan	Chairman of the Board	58
Mark P. Guthrie	President and Chief Executive Officer	42
William D. Griffin	Chief Financial Officer	46
L. Eric Loewe	Senior Vice President, General Counsel and Secretary	46

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

        One of the vacated office leases is for a 65,000 square foot building in Redwood City, California. Under the terms of this lease, InsWeb is responsible for taxes, insurance and maintenance expenses. InsWeb had previously subleased a portion of the Redwood City facility under a four-year sublease agreement. In July 2002, InsWeb and its sublessee agreed to amend the sublease. Under the terms of the amendment, the sublessee agreed to rent the entire facility for the duration of the InsWeb lease (through September 2008) and to pay all rent and operating expenses otherwise payable by InsWeb directly to the landlord. However, the sublessee is a start-up company with limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

        InsWeb believes that its existing facilities are adequate to meet its needs for future growth, and there should be no need to lease additional or alternative space in the near term.

Item 3. Legal Proceedings.

        A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the "Court") purportedly on behalf of all persons who purchased InsWeb's common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb's initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, InsWeb would defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb's financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

        InsWeb did not submit any matters to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

        InsWeb's common stock is quoted on the Nasdaq National Market under the symbol "INSW." As of December 31, 2003, there were approximately 2,300 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of InsWeb's common stock as reported on the Nasdaq National Market:

	Price Range Quarter Ended
	High	Low
2003
December 31, 2003	$5.21	$4.21
September 30, 2003	$6.49	$4.51
June 30, 2003	$4.90	$2.05
March 31, 2003	$2.25	$1.50
2002
December 31, 2002	$1.76	$1.03
September 30, 2002	$3.20	$1.64
June 30, 2002	$5.20	$2.25
March 31, 2002	$7.20	$4.50

        InsWeb has not paid any cash dividends on its capital stock. InsWeb currently intends to retain future earnings, if any, for use in the operation and expansion of our business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

        During the three months ended December 31, 2003, a total of 44,700 shares were repurchased at a cost of $224,212, or an average price of $5.01 per share.

Item 6. Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

(in thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001	2000	1999
Revenues:
Transaction fees	$23,192	$24,107	$22,976	$19,561	$19,147
Development and maintenance fees	939	1,448	1,880	3,649	2,694

Total revenues	24,131	25,555	24,856	23,210	21,841
Operating expenses:
Technology	9,014	10,322	14,041	22,890	17,778
Sales and marketing	16,011	18,329	28,821	34,020	30,413
General and administrative	5,883	6,850	7,345	11,207	7,631
Amortization of intangible assets	—	—	—	1,150	3,129
Amortization of stock-based compensation	—	—	256	912	1,272
Impairment of long-lived assets (1)	214	3,707	18,519	4,418	—
Restructuring and other charges (2)	—	1,800	1,843	2,167	—

Total operating expenses	31,122	41,008	70,825	76,764	60,223

Loss from operations	(6,991)	(15,453)	(45,969)	(53,554)	(38,382)
Interest expense	(86)	(465)	(1,043)	(87)	(1,229)
Interest income other income, net (3)	8,123	11,340	2,086	4,429	3,410

Income (loss) before cumulative effect of a change in accounting principle	1,046	(4,578)	(44,926)	(49,212)	(36,201)
Cumulative effect of a change in accounting principle (4)	—	—	—	(1,635)	—

Net income (loss)	$1,046	$(4,578)	$(44,926)	$(50,847)	$(36,201)

Per share data—basic:
Income (loss) before cumulative effect of a change in accounting principle	$0.21	$(0.65)	$(6.45)	$(8.40)	$(9.10)
Cumulative effect of a change in accounting principle (4)	—	—	—	(0.28)	—

Net income (loss) per share—basic	$0.21	$(0.65)	$(6.45)	$(8.68)	$(9.10)

Per share data—diluted:
Income (loss) before cumulative effect of a change in accounting principle	$0.20	$(0.65)	$(6.45)	$(8.40)	$(9.10)
Cumulative effect of a change in accounting principle (4)	—	—	—	(0.28)	—

Net income (loss) per share—diluted	$0.20	$(0.65)	$(6.45)	$(8.68)	$(9.10)

Shares used in computing net income (loss) per share—basic	5,030	7,035	6,969	5,857	3,977

Shares used in computing net income (loss) per share—diluted	5,283	7,035	6,969	5,857	3,977

(1)
Represents the write-down of long-lived assets related to the acquisition of certain assets of Intuit Insurance Services, Inc. in 2003, 2002 and 2001 and the write-off of assets related to the Benelytics acquisition in 2000. See Note 8 of Notes to the Consolidated Financial Statements for additional information.

(2)
Represents charges recorded pursuant to InsWeb's restructuring plan and related vacated facilities. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)
In 2003, the Company sold its remaining interest in Finance All K.K. and recognized a gain of $6.8 million. See note 7 of Notes to Consolidated Financial Statements. In 2003, InsWeb and eHealthInsurance.com agreed to settle ongoing litigation in the U.S. District Court for Northern California and eHealthInsurance agreed to pay InsWeb $0.8 million for the services performed by InsWeb prior to the termination of the marketing agreement. See note 11 of Notes to Consolidated Financial Statements. In 2002, InsWeb recognized a gain of $10.6 million from the renegotiation and amendment of the obligations under the license and distribution agreement, which was originally entered into in connection with the purchase of certain assets of Intuit Insurance Services, Inc. in 2001. A portion of the fixed payments previously payable to Intuit was eliminated. See Note 10 of Notes to Consolidated Financial Statements.

(4)
Reflects the impact of the adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective January 1, 2000. Pro forma amounts of net loss and related per share amounts, assuming retroactive application of the change in accounting principle for the year ended December 31, 1999, were $37.2 million and $9.35 (basic and diluted).

CONSOLIDATED BALANCE SHEET DATA:

(in thousands)

	As of December 31,
	2003	2002	2001	2000	1999
Cash and cash equivalents	$15,223	$12,382	$14,627	$24,795	$25,689
Short-term investments	10,868	16,541	20,936	26,331	64,063
Working capital	22,279	21,787	30,324	51,657	91,631
Total assets	29,882	37,692	54,342	73,008	118,281
Long-term liabilities, excluding current portion	—	—	13,490	1,312	1,464
Total stockholders' equity	24,279	27,088	31,772	63,884	111,185

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

        This Annual Report on Form 10-K and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" with respect to InsWeb's future financial performance. The words or phrases "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb's control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb's marketplace, limited operating history, anticipated losses, the unpredictability of future revenues, reliance on key customers—property and casualty insurance carriers- who are themselves subject to volatility in their operating cycles, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in the section entitled "Factors That May Affect Future Performance" and other documents filed with the Securities and Exchange Commission, could cause InsWeb's actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

        InsWeb operates an online insurance marketplace that enables consumers to shop online for a variety of insurance products, including automobile and term life, and obtain insurance company-sponsored quotes for actual coverage. In order to create this marketplace, InsWeb has established close relationships with a significant number of insurance companies throughout the United States.

        InsWeb's principal source of revenues is transaction fees from participating insurance companies. While quotes obtained through InsWeb's online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies based on the delivery of qualified leads. With certain insurance companies, InsWeb is paid a fee only when the consumer purchases an insurance policy, and with others, InsWeb is paid a transaction fee based on the delivery of a lead, regardless of whether or not the consumer actually purchases a policy. Qualified leads are produced in two ways: for insurance companies providing instant online quotes, a qualified lead is produced when a consumer clicks to request insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when a consumer clicks to request the quote itself. Once a lead is generated by the consumer's request for an application or offline quote, InsWeb transmits the lead either to InsWeb Insurance Services or to the selected insurance company or other entity by e-mail, file transfer or direct connection to the insurance company's information system. InsWeb provides each participating insurance company with custom-formatted lead information based on the insurance companies individual requirements.

        InsWeb also generates commission revenue and broker fees from the operations of its insurance agent subsidiaries. As of December 31, 2003, InsWeb's wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (collectively "InsWeb's Insurance Agency"), function as an authorized automobile insurance agent for 12 participating insurance companies in nine states and for one term life insurance company in all states. InsWeb receives a commission based on a percentage of the initial insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent. InsWeb recognizes the revenue from these activities on the effective date of the policy, less an estimate for early cancellations of the underlying insurance policies. InsWeb also recognizes revenue when an applicable policy is renewed. Commission revenue and broker fees are included in transaction fees. InsWeb intends to expand its online insurance agency operations by adding additional participating insurance companies and by expanding into additional states.

        In October 2003, InsWeb began providing "Sponsored Web Links," whereby certain consumers, depending on their responses to several preliminary screening questions, are provided with the opportunity to link directly to an insurance company's website. In these situations, the consumer will complete the insurance company's online application, and InsWeb will be paid a fee for that consumer link or click-through.

        A less significant and declining source of revenues for InsWeb are development and maintenance fees that are paid by insurance companies that participate on the InsWeb insurance marketplace. Development fees are generated from the design and development of customized interfaces between an insurance company's information system and the InsWeb site. InsWeb charges maintenance fees for maintaining and servicing the programs of the individual insurance companies and for maintaining any hardware at InsWeb's facility that is dedicated to specific insurance companies.

        InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 79% of transaction revenues in 2003, 83% in 2002 and 69% in 2001. We anticipate that automobile insurance will continue to account for a significant portion of InsWeb's revenues for the foreseeable future.

        InsWeb has been dependent on a limited number of insurance companies for a majority of its revenues. Revenues from Progressive, GE Financial Assurance ("GEFA") and American Family accounted for approximately 14%, 14% and 10%, respectively, of InsWeb's revenues for the year ended December 31, 2003. Revenues from Amica, GEFA and Kemper Direct accounted for approximately 14%, 14% and 10%, respectively, of InsWeb's revenues for the year ended December 31, 2002. Revenues from Amica, GEFA and AIG accounted for approximately 11%, 11% and 10%, respectively, of InsWeb's revenues for the year ended December 31, 2001. Because of the broad market presence of some of InsWeb's participating insurance companies, InsWeb expects to continue to generate a substantial portion of its revenues from a limited number of insurance companies for the foreseeable future.

        In September 2003, Progressive discontinued its participation as a quoting company in the InsWeb market place; however, in October 2003, Progressive signed an agreement to participate in the Sponsored Web Link program, mentioned above. In November 2003, GEFA's participation as an instant quoting carrier within the InsWeb marketplace was terminated as a result of its acquisition by AIG, Inc., who is and will continue as a quoting company in the InsWeb marketplace.

        Since its inception, InsWeb has incurred significant losses, and as of December 31, 2003, InsWeb had an accumulated deficit of $173.7 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb's technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb's marketing and sales activities. InsWeb intends to continue to invest in product development and maintenance, sales and marketing and in its administrative infrastructure. As a result, InsWeb believes that it will continue to incur operating losses at least through 2004. InsWeb's operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb will be able to achieve and sustain profitability. In view of the rapidly evolving nature of InsWeb's business, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Recent Developments

  Negotiated Common Stock Repurchases

        In February 2003, InsWeb repurchased 2,241,440 shares of its common stock, consisting of 1,169,898 shares held by Intuit Insurance Services, Inc. and 1,071,542 shares held by SOFTBANK America, Inc. for an aggregate purchase price of $3.8 million, or $1.70 per share. With the closing of these transactions, total SOFTBANK Corporation's holdings of InsWeb common stock have been reduced to 353,032 shares, while Intuit Insurance Services, Inc. holds no shares.

  Litigation Settlement

        In March 2003, InsWeb and eHealthInsurance agreed to settle ongoing litigation in the U.S. District Court for Northern California. The litigation stemmed from eHealthInsurance's decision in February 2001 to terminate an agreement concerning the marketing of health insurance to consumers originating at InsWeb. Although specific terms of the settlement agreement are confidential, eHealthInsurance paid InsWeb $800,000 for the services performed by InsWeb prior to the termination of the marketing agreement. In addition, the parties released all claims against each other relating to the marketing agreement.

  Finance All K.K. (InsWeb Japan K.K.)

        In 1998, InsWeb entered into a joint venture agreement with SOFTBANK Corp. to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The joint venture was carried out exclusively through InsWeb Japan K.K., a Japanese corporation, in which InsWeb owned a 25% interest until a reorganization in March 2001, under which a holding company was created to control InsWeb Japan K.K. and other companies in which InsWeb did not have a financial interest. In this reorganization, InsWeb's shares in InsWeb Japan K.K. were exchanged for shares in the holding company, Finance All K.K. At December 31, 2002, InsWeb's ownership interest in Finance All K.K. was approximately 9%. In 2003, InsWeb sold its investment in Finance All K.K., and recognized a gain of $6.8 million.

  Concentrated Risk—Consumer Marketing

        During 2002, InsWeb significantly expanded its online marketing relationship with LowerMyBills.com, Inc., as a result of which LowerMyBills.com delivered approximately 34% of InsWeb's website consumer traffic for the year ended December 31, 2002. Through September 2003, LowerMyBills.com continued to deliver a significant percentage of InsWeb's consumer traffic; however, as a result of a change in LowerMyBills.com's insurance offering, this flow of consumer traffic was discontinued, and for the year ended December, 31 2003, LowerMyBills.com accounted for only 21% of InsWeb's website traffic. For 2004, the Company's expects LowerMyBills.com to provide little or no consumer traffic. We expect revenues and operating results for 2004 to be negatively impacted by the reduction in consumer traffic from LowerMyBills.com, as well as by increasing price competition in the marketplace for the online insurance consumer. We have experienced and expect to continue to experience increases in our direct marketing costs per online insurance consumer acquired.

Results of Operations

        Revenue highlights for the years ended December 31:

	2003	2002	2001
Transaction revenues:
Auto insurance	$18,250,000	$19,914,000	$15,963,000
Term life insurance	4,470,000	3,814,000	4,677,000
Other insurance offerings	472,000	379,000	2,336,000

	23,192,000	24,107,000	22,976,000
Development and maintenance fees	939,000	1,448,000	1,880,000

Total revenues	$24,131,000	$25,555,000	$24,856,000

        Marketing metrics and costs for the years ended December 31:

	2003	2002	2001
Number of consumers—Auto	5,779,000	5,683,000	4,703,000
Number of consumers—Term life	527,000	567,000	524,000
Direct marketing costs	$8,916,000	$10,985,000	$16,664,000
—
Number of consumers: Represents a consumer who has started an InsWeb application;

—
Direct marketing costs: Represents expenses incurred to drive consumers to the InsWeb online marketplace;

        The following table sets forth statement of operations data as a percentage of total revenues for the years ended December 31:

	2003	2002	2001
Revenues:
Transaction fees	96.1%	94.3%	92.5%
Development and maintenance fees	3.9%	5.7%	7.5%

Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Technology	37.4%	40.4%	56.5%
Sales and marketing	66.3%	71.7%	116.0%
General and administrative	24.4%	26.8%	29.5%
Amortization of stock-based compensation	—	—	1.0%
Impairment of long-lived assets	0.9%	14.5%	74.5%
Restructuring and other charges	—	7.1%	7.4%

Total operating expenses	129.0%	160.5%	284.9%

Loss from operations	(29.0)%	(60.5)%	(184.9)%

Years ended December 31, 2003 and 2002

  Revenues

        Transaction Fees.    Transaction fees from the sale of automobile insurance through the InsWeb online marketplace decreased to $18.3 million in 2003 from $19.9 million in 2002, a decrease of 8%. Revenue per auto consumer decreased to $3.16 in 2003, compared to $3.50 in 2002, on a 2% increase in consumer traffic to the InsWeb auto insurance marketplace. The decrease in revenues was primarily attributable to lower fees paid by participating insurance companies, which was the result of lower policy close rates by such insurance companies. Management expects revenue per auto consumer to increase in 2004 as InsWeb expands its Sponsored Web Links program and implements other initiatives to increase the overall close rate of consumers that shop the InsWeb auto insurance marketplace.

        Transaction fees from the sale of term life insurance through the InsWeb online marketplace increased to $4.5 million in 2003 from $3.8 million in 2002, an increase of 17%. Revenue per term life consumer increased to $8.48 in 2003, compared to $6.73 in 2002, on a 7% decrease in consumer traffic to the InsWeb term life insurance marketplace. The increase in revenues was primarily attributable to the conversion (which was commenced in late 2002) of a significant participating insurance company from a payment per lead generated arrangement to a commission-based model where payment and revenue is recognized upon the closing of a term life policy. This conversion resulted in lower revenues in 2002 (as it takes 60 to 120 days to close a term life policy), but increased revenues in 2003 (as revenues on a commission basis are generally greater than on a per lead basis). As the Company believes the revenue per consumer is greater under a commission-based model, the Company will work toward converting additional participating term life insurance companies in 2004 from a lead referral basis to a commission-based revenue model; as a result, revenue per term life consumer is expected to be negatively impacted in the near term as insurance company conversions are implemented (due to the lag in earning revenues under the commission-based model).

        Development and Maintenance Fees.    Development and maintenance fees accounted for $0.9 million, or 3.9%, of total revenues in 2003, compared to $1.4 million, or 5.7%, in 2002. Development and maintenance fees are expected to continue to decline as set-up programs have become a less significant component in an insurance company's initial participation.

  Operating Expenses

        Technology.    Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of carrier integration to the InsWeb online insurance marketplace. Technology expenses decreased to $9.0 million in 2003 from $10.3 million in 2002. The decrease was primarily attributable to a reduction in headcount. Technology expenses in 2004 are expected to decline in comparison to 2003 expenses.

        Sales and Marketing.    Sales and marketing expenses consist of direct marketing expenditures that include advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace. InsWeb's current consumer marketing program is focused on maintaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace. InsWeb has experienced occasional fluctuations in the traffic from its online partners as a result of redesigns of their websites or being outbid for promotions by other online insurance providers. Also included in sales and marketing expenses are payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb's sales and marketing personnel and the personnel and related costs for InsWeb's insurance agency operations, which includes selling agents, underwriters, supervisors and customer service and support groups. Overall sales and marketing expenses decreased to $16.0 million in 2003 from $18.3 million in 2002, while direct marketing costs decreased 19% to $8.9 million in 2003, compared to $11 million in 2002. The decrease was primarily attributable to significant reductions in the price paid for online consumer marketing relationships. Direct marketing expense as a percent of transaction revenues was 38% in 2003, as compared to 46% in 2002; in 2004 it is expected that direct marketing expense as a percent of revenues will return to 2002 levels, and possibly higher. Direct marketing costs will fluctuate based on the amount of consumer traffic driven to the InsWeb marketplace, while all other sales and marketing expenditures are expected to remain at current levels in 2004.

        General and Administrative.    General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb's general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $5.9 million in 2003 from $6.9 million in 2002. The decrease was primarily due to a reduction in headcount and a decrease in legal expenses due to the settlement with eHealthInsurance in March 2003. General and administrative expenses in 2004 are expected to decrease in comparison to 2003 expenses.

        Impairment of Long-Lived Assets.    In January 2001, InsWeb acquired from Intuit, Inc. certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly-owned subsidiary of Intuit. In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement under which Intuit and InsWeb granted one another licenses to create links between their respective websites in order to create and operate a co-branded insurance center. InsWeb recorded an intangible asset of $30.1 million in connection with this transaction. The fair value of the intangible asset was estimated based on the expected cash flows from the Internet traffic to be received from Intuit by InsWeb. In 2003 and 2002, as a result of significantly lower than anticipated traffic levels, InsWeb reassessed the recoverability of the asset recorded in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this asset to its carrying amount. Based on this evaluation, InsWeb determined that the acquired asset was impaired, as the carrying value of the asset was in excess of fair value, and therefore recorded impairment charges of $0.2 million in 2003 and $3.7 million in 2002. The fair value of the acquired asset was based on estimated future cash flows to be generated from the Internet traffic to be received from Intuit by InsWeb, discounted using a rate commensurate with the risk involved.

        Restructuring and Other Charges.    As a result of the continued decline in the real estate markets where the InsWeb properties are located and the inherent risk associated with its sublessee, the Company recorded an additional charge of $1.8 million in 2002 to increase the accrual for lease obligations relating to formerly occupied facilities. In evaluating these lease obligations, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

  Interest Expense

        Interest expense was $86,000 in 2003, compared to $465,000 in 2002. The decrease in interest expense was primarily attributable to lower imputed interest associated with the long-term marketing commitments (fixed payments) due Intuit Insurance Services, Inc.

  Interest and Other Income, Net

        Interest and other income for 2003 includes a gain of $6.8 million recognized on the sale of InsWeb's interest in Finance All K.K. Additionally in 2003, InsWeb and eHealthInsurance.com agreed to settle ongoing litigation in the U.S. District Court for Northern California and eHealthInsurance agreed to pay InsWeb $0.8 million for services performed by InsWeb prior to the termination of the marketing agreement. In 2002, InsWeb recognized a gain of $10.6 million from the renegotiation and amendment of the obligations under the license and distribution agreement, which was originally entered into in connection with the purchase of certain assets of Intuit Insurance Services, Inc. in 2001. A portion of the fixed payments previously payable to Intuit was eliminated.

Years ended December 31, 2002 and 2001

  Revenues

        Transaction Fees.    Transaction fees accounted for $24.1 million, or 94.3%, of total revenues in 2002, compared to $23.0 million, or 92.5%, in 2001. The increase was primarily the result of the increased number of leads generated by an increased number of consumers. The increase in consumers resulted from increased consumer marketing activities and the addition of a substantial number of online relationships.

        Development and Maintenance Fees.    Development and maintenance fees accounted for $1.4 million, or 5.7%, of total revenues in 2002, compared to $1.9 million, or 7.5% in 2001. The decrease primarily resulted from a reduction in revenue as set-up programs have become a less significant component in an insurance company's initial participation.

  Operating Expenses

        Technology.    Technology expenses decreased to $10.3 million in 2002 from $14.0 million in 2001. The decrease was primarily due to the reduction in headcount and decreased amortization of capitalized website costs.

        Sales and Marketing.    Sales and marketing expenses decreased to $18.3 million in 2002 from $28.8 million in 2001. The decrease was primarily attributable to significant reductions in traditional consumer marketing relationships combined with a reduction in headcount.

        General and Administrative.    General and administrative expenses decreased to $6.9 million in 2002 from $7.3 million in 2001. The decrease was primarily due to decreased personnel and related costs, and decreased office and occupancy costs, partially offset by an increase in legal expenses incurred in connection with the litigation with eHealthInsurance that was settled in March, 2003.

        Amortization of Stock-based Compensation.    Amortization of stock-based compensation was $0 in 2002 compared to $256,000 in 2001. Deferred Stock-based compensation amounts were fully amortized in 2001.

        Impairment of Long-Lived Assets.    In January 2001, InsWeb acquired from Intuit, Inc. certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly-owned subsidiary of Intuit. In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement. InsWeb recorded an intangible asset of $30.1 million in connection with this transaction. The fair value of the intangible asset was estimated based on the expected cash flows from the Internet traffic to be received from Intuit by InsWeb. In 2002 and 2001, as a result of significantly lower than anticipated traffic levels, InsWeb reassessed the recoverability of the asset recorded in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this asset to its carrying amount. Based on these evaluations, InsWeb determined that the acquired asset was impaired, as the carrying value of this asset was in excess of its fair value, and therefore recorded impairment charges of $3.7 million in 2002 and $18.5 million in 2001. The fair value of the asset was based on estimated future cash flows to be generated from the Internet traffic to be received from Intuit by InsWeb, discounted using a rate commensurate with the risk involved.

        Restructuring and Other Charges.    In 2002, InsWeb recorded an additional charge of $1.8 million to increase the accrual for lease obligations relating to formerly occupied facilities as a result of the continued decline in the real estate markets where the InsWeb properties are located and the inherent risk associated with its sublessee. In 2001, InsWeb recorded a charge of $1.8 million to write-down certain leasehold improvements to their net realizable value and to establish an accrual for lease obligations relating to formerly occupied facilities, as InsWeb's ability to sublease these facilities was uncertain.

  Interest Expense

        Interest expense in 2002 was $465,000, compared to $1.0 million in 2001. Interest expense represents imputed interest associated with the long-term marketing commitments due Intuit Insurance Services, Inc.; the decrease in imputed interest was due to the reduction of these obligations resulting from the amendment of the license and distribution with Intuit in March 2002.

  Interest and Other Income, Net

        Interest and other income was $11.3 million in 2002, compared to $2.1 million in 2001. In 2002, InsWeb recognized a gain of $10.6 million from the renegotiation and amendment of the obligations under the license and distribution agreement, which was originally entered into in connection with the purchase of certain assets of Intuit Insurance Services, Inc. in 2001. A portion of the fixed payments previously payable to Intuit were eliminated. The increase in interest income and other, net was partially offset by a decrease in interest income due to lower average cash and short-term investment balances during 2002 and, to a lesser extent, lower interest rates.

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

        Accrual for Lease Obligations.    InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of December 31, 2003, total future obligations for these facilities amounted to $11.5 million; these obligations are offset by total future sublease income of approximately $9.7 million. Substantially all future sublease income is due from a sublessee, which is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. As a result of the above, the Company has recorded an accrual of $2.6 million as of December 31, 2003 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $2.8 million as of December 31, 2002. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual.

        Contingencies.    As discussed in Item 3—"Legal Proceedings," a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering. Although some claims against InsWeb in this class action have been dismissed and a settlement of these proceedings has been proposed and conditionally accepted, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb's financial condition, results of operations and cash flows.

Liquidity and Capital Resources

        Summarized cash flow information is as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Cash used in operating activities	$(4,196)	$(4,118)	$(11,788)
Cash provided by investing activities	14,467	4,579	3,236
Cash used in financing activities	(7,430)	(2,706)	(1,616)

        At December 31, 2003, InsWeb's principal source of liquidity was $26.1 million in cash, cash equivalents and short-term investments. Since inception, InsWeb has financed its operations primarily through the sale of preferred and common stock.

        Net cash used in operating activities was $4.2 million in 2003 compared to $4.1 million in 2002 and $11.8 million in 2001. In 2003, net cash used in operating activities, primarily consisted of net income, offset by the gain on the sale of its investment in Finance All K.K. of $6.8 million; depreciation and amortization of fixed assets of $1.0 million; and amortization of intangible assets and prepaid marketing costs of $0.4 million. Decreases in accounts receivable and prepaid expenses, partially offset by the decrease in accrued expenses and accounts payable affected cash used in operations in 2003. In 2002, the use of cash primarily consisted of InsWeb's operating loss, excluding non-cash items of: other income of $10.6 million; charge for the impairment of long-lived asset of $3.7 million; depreciation and amortization of fixed assets of $1.8 million; restructuring and other charges of $1.8 million; and amortization of prepaid marketing costs of $1.5 million. Decreases in deposits and other assets partially offset by the decrease in other liabilities affected cash used in operations in 2002. In 2001, non-cash items included a charge for the impairment of long-lived assets and prepaid marketing costs of $20.4 million, depreciation and amortization of fixed assets of $5.3 million and amortization of intangible assets of $5.6 million. Decreases in deferred revenue offset by decreases in prepaid expenses and other current assets affected cash used in operations in 2001.

        Net cash provided by investing activities was $14.4 million in 2003 compared to $4.6 million in 2002 and $3.2 million in 2001. Net cash provided by investing activities in 2003 primarily consisted of proceeds from the sale of InsWeb's investment in Finance All of $8.9 million and net maturities of short-term investments of $5.7 million. Net cash provided by investing activities in 2002 consisted of net maturities of short-term investments of $4.4 million, proceeds from the sale of property and equipment of $0.9 million partially offset by capital expenditures of $0.7 million. Net cash provided by investing activities in 2001 primarily consisted of net maturities of short-term investments of $5.4 million offset by capital expenditures of $1.6 million.

        Net cash used in financing activities was $7.4 million in 2003 compared to $2.7 million in 2002 and $1.6 million in 2001. Net cash used in financing activities in 2003 primarily represented repayments of debt of $3.3 million and the repurchase of common stock for $4.2 million. Net cash used in financing activities in 2002 primarily represented repayments of debt of $2.6 million. Net cash used in financing activities in 2001 primarily represented repayments of debt of $1.5 million.

        InsWeb leases its current office facilities under non-cancelable operating leases, which expire at various dates through April 2011, including a 10-year lease agreement through 2011 for office space in the Sacramento area which houses its corporate headquarters and agency operations. InsWeb has options to extend the lease at the end of the lease term, and has the right of first refusal on other office space in the complex. In addition, InsWeb has entered into various sublease arrangements associated with previously exited facilities that have terms extending through September 2008.

        Aggregate contractual cash obligations, net of sublease income, as of December 31, 2003 is summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2004	$3,356	$(1,983)	$1,373
2005	3,257	(1,961)	1,296
2006	3,391	(2,030)	1,361
2007	3,483	(2,100)	1,383
2008	2,936	(1,615)	1,321
Thereafter	2,515	—	2,515

	$18,938	$(9,689)	$9,249

        In July 2002, InsWeb and one of its sublessees agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City. Under the terms of the amendment, the sublessee agreed to rent the entire facility for the duration of InsWeb's lease (through September 2008) and to pay all rent and operating expenses otherwise payable by InsWeb directly to the landlord. Therefore, the amended sublease agreement results in a reduction in InsWeb's operating lease commitments by $9.0 million, through the remainder of the lease. However, the sublessee is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing reserves.

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

Our business is difficult to evaluate because our market is evolving rapidly and our business model is unpredictable

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

        Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur operating losses at least through 2004. We incurred operating losses of $7.0 million for 2003, $15.5 million for 2002, and $46.0 million for 2001. As of December 31, 2003, our accumulated deficit was $173.7 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability, or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

        Automobile insurance accounted for approximately 79% of our transaction revenues in 2003, approximately 83% in 2002 and approximately 69% in 2001. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

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

Because a limited number of insurance companies account for a majority of our revenues, the loss of a single insurance company relationship could result in a substantial drop in our revenues

        InsWeb has been dependent on a limited number of insurance companies for a majority of its revenues. Revenues from Progressive, GE Financial Assurance ("GEFA") and American Family accounted for approximately 14%, 14% and 10%, respectively, of InsWeb's revenues for the year ended December 31, 2003. Revenues from Amica, GEFA and Kemper Direct accounted for approximately 14%, 14% and 10%, respectively, of InsWeb's revenues for the year ended December 31, 2002. Revenues from Amica, GEFA and AIG accounted for approximately 11%, 11% and 10%, respectively, of InsWeb's revenues for the year ended December 31, 2001.

        In September 2003, Progressive discontinued its participation as a quoting company in the InsWeb market place; however, in October 2003, Progressive signed an agreement to participate in the Sponsored Web Link program. In November 2003, GEFA's participation as an instant quoting carrier within the InsWeb marketplace was terminated as a result of its acquisition by AIG, Inc., who is and will continue as a quoting company in the InsWeb marketplace.

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

The outcome and impact of the securities class action lawsuit involving InsWeb is uncertain

        A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the "Court") purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb's initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, InsWeb would defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb's financial condition, results of operations and cash flows.

Traffic on our website is heavily dependent on our online relationships. These relationships may not generate sufficient revenues to justify the fees we pay to online companies and our consumer traffic may decline in the event an online relationship is unsuccessful

        We rely on relationships with a variety of Internet portals, financial institutions, and other online companies to attract consumers to our website. In a typical arrangement, the online company includes a "link" on its website on which a user can click to jump to our website or to a site that we operate under the online company's name; as part of the arrangement, we typically pay the online company a portion of the resulting transaction fees and in some cases a fixed fee. These relationships may not continue to generate a substantial amount of new traffic on our website, or the revenues generated by these relationships may be insufficient to justify our payment obligations. We have experienced occasional fluctuations in the traffic from our online partners as a result of redesigns of their websites or being outbid for promotions by other online insurance providers. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies' websites and services. Any decline in the market presence, business or reputation of these online companies' websites and services will reduce the value of these relationships to us and could harm our business.

        For 2003, 2002 and 2001, we received approximately 13%, 11% and 32%, respectively, of our website traffic from the major Internet portals Yahoo! Inc., MSN and AOL. During 2002 InsWeb significantly expanded its on-line marketing relationship with LowerMyBills.com, Inc., as a result of which LowerMyBills.com delivered approximately 34% and 21% of InsWeb's website traffic for 2002 and 2003, respectively. For the 2004, the Company's expects LowerMyBills.com to provide little or no consumer traffic. We expect revenues and operating results for 2004 to be negatively impacted by the reduction in consumer traffic from LowerMyBills.com, as well as by increasing price competition in the marketplace for the online insurance consumer. We have experienced and expect to continue to experience increases in our direct marketing costs per online insurance consumer acquired.

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

System failures could reduce or limit traffic on our website or interrupt our communications with individual insurance companies and harm our ability to generate revenue

        Since launching our online marketplace, we have experienced occasional minor system failures or outages that have resulted in the online marketplace being out of service for a period ranging from several minutes to three hours while our technicians brought backup systems online. We may experience further system failures or outages in the future that could disrupt the operation of our website and could harm our business. Our revenues depend in large part on the volume of traffic on our website and, more particularly, on the number of insurance quotes generated by our website in response to consumer inquiries. Accordingly, the performance, reliability and availability of our website, quote-generating systems and network infrastructure are critical to our reputation and our ability to attract a high volume of traffic to our website and to attract and retain participating insurance companies. Moreover, we believe that consumers who have a negative experience with an electronic commerce website may be reluctant to return to that site. Thus, a significant failure or outage affecting our systems could result in severe long-term damage to our business.

        Additionally, several of our participating insurance companies have chosen a technical solution that requires that our website servers communicate with these insurance companies' computer systems in order to perform the underwriting and risk analysis and rating functions required to generate quotes. Thus, the availability of quotes from a given insurance company may depend in large part upon the reliability of that insurance company's own computer systems, over which we have no control

Our facilities and systems are vulnerable to natural disasters and other unexpected losses, and we may not have adequate insurance to cover such losses

        Our computer hardware operations are located in leased facilities in Gold River, California. A third-party service provider located in the Sacramento, California area maintains a backup of our critical systems. If both of these locations experienced a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, power loss, telecommunications failures, break-ins, natural disasters and similar events. If we seek to replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

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

Regulation of the Internet is unsettled, and future regulations could inhibit the growth of the Internet and otherwise harm our business

        The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. Furthermore, the growth and development of the market for electronic commerce may prompt the enactment of more stringent consumer protection laws that may impose additional burdens on companies conducting business online. For example, the recent enactment of federal legislation restricting the sending of unsolicited commercial email, or "spam", may impede the implementation of national email-based marketing campaigns. New laws also may inhibit the growth of the Internet as a medium for commerce and comparison insurance shopping, which could, in turn, decrease demand for our services, increase our cost of doing business, or otherwise harm our business. In addition, applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        InsWeb is exposed to financial market risks primarily due to changes in interest rates. The fair value of InsWeb's investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short term nature of the major portion of InsWeb's investment portfolio. InsWeb's interest income is sensitive to changes in the general level of U.S. interest rates, particularly since all of our funds are invested in instruments with maturities currently less than one year. InsWeb's policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Funds in excess of current operating requirements are invested in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and large corporations.

        The table below represents carrying amounts and related weighted-average interest rates of InsWeb's investment portfolio at December 31, 2003 (in thousands, except interest rates):

Cash equivalents	$14,959
Average interest rate	1.15%
Short-term investments	$10,868
Average interest rate	1.23%
Total investment securities	$25,827
Average interest rate	1.18%

Item 8. Financial Statements and Supplementary Data.

        The Report of Ernst & Young LLP, Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages F-1 to F-24.

INSWEB CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders of
InsWeb Corporation

        We have audited the accompanying consolidated balance sheets of InsWeb Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InsWeb Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Sacramento, California
January 26, 2004

INSWEB CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$15,223	$12,382
Short-term investments	10,868	16,541
Accounts receivable, net of allowances of $47 at 2003 and $58 at 2002	1,006	2,236
Prepaid expenses and other current assets	785	1,232

Total current assets	27,882	32,391
Property and equipment, net	1,386	2,197
Other assets	614	3,104

Total assets	$29,882	$37,692

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$524	$888
Accrued expenses	4,678	5,605
Deferred revenue	275	575
Marketing commitment	126	2,306
Payable to stockholder	—	1,230

Total current liabilities	5,603	10,604
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2003 and 2002	—	—
Common stock, $0.001 par value. Authorized: 25,000 shares; 7,113 shares issued and 4,645 shares outstanding at 2003, and 7,087 shares issued and 6,938 outstanding at 2002	7	7
Paid-in capital	202,584	202,426
Treasury stock, 2,468 shares at 2002 and 149 shares at 2002	(4,596)	(375)
Accumulated other comprehensive loss	—	(208)
Accumulated deficit	(173,716)	(174,762)

Total stockholders' equity	24,279	27,088

Total liabilities and stockholders' equity	$29,882	$37,692

See accompanying notes.

INSWEB CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Transaction fees	$23,192	$24,107	$22,976
Development and maintenance fees	939	1,448	1,880

Total revenues	24,131	25,555	24,856

Operating expenses:
Technology	9,014	10,322	14,041
Sales and marketing	16,011	18,329	28,821
General and administrative	5,883	6,850	7,345
Amortization of stock-based compensation	—	—	256
Impairment of long-lived assets	214	3,707	18,519
Restructuring and other charges	—	1,800	1,843

Total operating expenses	31,122	41,008	70,825

Loss from operations	(6,991)	(15,453)	(45,969)
Interest expense	(86)	(465)	(1,043)
Interest and other income, net	8,123	11,340	2,086

Net income (loss)	$1,046	$(4,578)	$(44,926)

Net income (loss) per share:
Basic	$0.21	$(0.65)	$(6.45)

Diluted	$0.20	$(0.65)	$(6.45)

Shares used in computing net income (loss) per share:
Basic	5,030	7,035	6,969
Diluted	5,283	7,035	6,969

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2002, 2001 and 2000
(Amounts in thousands, except per share amounts)

	Common Stock			Treasury Stock
			Paid-in Capital			Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount		Shares	Amount				Total
Balances, December 31, 2000	5,879	$6	$189,498	—	$—	$(309)	$(53)	$(125,258)	$63,884
Issuance of shares through employee stock purchase plan	18	—	94	—	—	—	—	—	94
Reversal of previously recorded deferred stock compensation	—	—	(53)	—	—	53	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	256	—	—	256
Issuance of common stock warrants in connection with a service agreement	—	—	276	—	—	—	—	—	276
Shares issued in connection with purchase of Intuit assets	1,170	1	12,546	—	—	—	—	—	12,547
Shares repurchased	—	—	—	(37)	(204)	—	—	—	(204)
Comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	—	(165)	—	(165)
Change in unrealized gain on investments	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	(44,926)	(44,926)

Comprehensive loss	—	—	—	—	—	—	—	—	(45,081)

Balances, December 31, 2001	7,067	7	202,361	(37)	(204)	—	(208)	(170,184)	31,772
Issuance of shares through employee stock purchase plan and stock option plan	20	—	65	—	—	—	—	—	65
Shares repurchased	—	—	—	(112)	(171)	—	—	—	(171)
Net loss	—	—	—	—	—	—	—	(4,578)	(4,578)

Balances, December 31, 2002	7,087	7	202,426	(149)	(375)	—	(208)	(174,762)	27,088
Issuance of shares through employee stock purchase plan	26	—	133	—	—	—	—	—	133
Issuance of common stock warrants in connection with a service agreement	—	—	25	—	—	—	—	—	25
Shares repurchased	—	—	—	(2,319)	(4,221)	—	—	—	(4,221)
Comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	—	211	—	211
Change in unrealized gain on investments	—	—	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	—	—	1,046	1,046

Comprehensive income	—	—	—	—	—	—	—	—	1,254

Balances, December 31, 2003	7,113	$7	$202,584	(2,468)	$(4,596)	$—	$—	$(173,716)	$24,279

See accompanying notes.

INSWEB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(Amounts in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,046	$(4,578)	$(44,926)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment in Finance All K.K.	(6,838)	—	—
Impairment of long-lived assets and restructuring	214	5,507	20,362
Other income	(150)	(10,611)	—
Amortization of intangible asset	362	1,505	5,578
Depreciation and amortization	987	1,839	5,288
Loss on disposal of equipment	—	—	663
Amortization of stock-based compensation	—	—	256
Issuance of common stock warrants in connection with service agreements	25	—	276
Foreign currency transaction gain	(36)	(48)	(97)
Equity loss from investment in InsWeb Japan K.K.	—	—	81
Net changes in operating assets and liabilities:
Accounts receivable	1,230	436	263
Prepaid expenses and other current assets	447	(63)	2,683
Other assets	109	2,535	291
Accounts payable	(364)	(14)	(303)
Accrued expenses	(844)	964	729
Deferred revenue	(300)	(581)	(1,968)
Other	(84)	(1,009)	(964)

Net cash used in operating activities	(4,196)	(4,118)	(11,788)

Cash flows from investing activities:
Redemptions of short-term investments	24,911	42,840	38,967
Purchases of short-term investments	(19,242)	(38,444)	(33,562)
Proceeds from investment in Finance All K.K	8,878	—	—
Proceeds from sale of property and equipment	—	926	—
Purchases of property and equipment	(80)	(743)	(1,621)
Acquisition costs relating to assets purchased from Intuit	—	—	(548)

Net cash provided by investing activities	14,467	4,579	3,236

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	133	65	94
Repurchases of common stock	(4,220)	(171)	(204)
Repayment of debt	(3,343)	(2,600)	(1,506)

Net cash used in financing activities	(7,430)	(2,706)	(1,616)

Net increase (decrease) in cash and cash equivalents	2,841	(2,245)	(10,168)
Cash and cash equivalents, beginning of year	12,382	14,627	24,795

Cash and cash equivalents, end of year	$15,223	$12,382	$14,627

Cash paid during the period for interest	$86	$465	$1,043

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for Intuit assets	$—	$—	$12,547

Payable to stockholder for Intuit assets	$—	$—	$17,022

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business of InsWeb

        InsWeb Corporation operates an online insurance marketplace that enables consumers to comparison shop online and obtain insurance company-sponsored quotes for a variety of insurance products, including automobile and term life. InsWeb's marketplace electronically matches consumers and insurance companies. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace. InsWeb's marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes for actual coverage and to purchase automobile and term life insurance coverage through InsWeb's insurance agencies.

        Quotes obtained through the online marketplace are free to consumers, while participating insurance companies pay a transaction fee to InsWeb. These fees are earned either from the delivery of a lead to a participating insurance company, from a fee paid by an insurance company for each closed policy, or from a commission or broker fee earned by InsWeb's insurance agencies, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc.

        Certain consumers, depending on their responses to several preliminary screening questions, are provided the opportunity to link directly to an insurance company's website. In these situations, the consumer will complete the insurance company's online application, and InsWeb will be paid a fee for that consumer link or click-through.

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

  Revenue recognition

        The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility of the sales price is reasonably assured.

        Transaction fee revenue from consumer leads is recognized when such lead (either as a consumer click-through or after completion of the InsWeb application) is delivered to a participating insurance company. Transaction fee revenue from closed policies is recognized in the period that the insurance company has sold an insurance policy from a qualified consumer lead.

        Agency commission revenue is based on a percentage of the insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent. Agency commission revenue is recognized on the effective date of the policy, less an estimate for early cancellations of the underlying insurance policies. InsWeb is also entitled, generally, to a commission when the insurance policy is renewed.

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

  Direct marketing expenses

        Costs related to advertising and promotions of products are charged to sales and marketing expense as incurred. Direct marketing charged to expense for the years ended December 31, 2003, 2002 and 2001 were $8,916,000, $10,985,000 and $16,664,000, respectively.

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

  Foreign currency transactions

        Prior to repayment in September 2003, the promissory note payable to a strategic partner and stockholder was remeasured from Japanese yen into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation." Accordingly, it was remeasured at the current exchange rate as of the applicable balance sheet date and the resulting foreign currency gain (loss) was included in the consolidated statements of operations as a component of interest and other income, net. See further discussion of InsWeb's investment in Finance All K.K. in Note 7.

        In March 2001, the Company exchanged its equity interest in InsWeb Japan K.K. for a non-controlling interest in Finance All K.K. Through the date of the exchange, the Company translated its investment in InsWeb Japan K.K. at the applicable balance sheet rate and recorded the resulting translation adjustment in accumulated other comprehensive income (loss), a separate component of stockholders' equity. Subsequent to the exchange, the Company revalued its investment in Finance All K.K. at the applicable foreign currency exchange rate and the resulting foreign currency gain (loss) was included in the consolidated statement of operations as a component of interest and other income, net. In 2003, InsWeb sold its investment in Finance All K.K. and recognized the cumulative translation adjustment of $211,000, as a component of the total gain on sale of this investment.

        In addition, the Company recognized foreign currency gains of $36,000, $48,000 and $97,000 for the years ending December 31, 2003, 2002 and 2001, respectively.

  Concentration of risk—credit

        Financial instruments that potentially subject InsWeb to concentrations of credit risk, as defined by Statement of Financial Accounting Standard No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist principally of cash, cash equivalents, short-term investments and accounts receivable. InsWeb deposits its cash and cash equivalents with various domestic financial institutions. Such deposits may exceed federal deposit insurance limits.

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

  Concentration of risk—significant customers

        For the year ended December 31, 2003, three customers (Progressive, GE Financial Assurance and American Family) accounted for 14%, 14% and 10% of total revenues, respectively. For the year ended December 31, 2002, three customers (Amica, GE Financial Assurance and Kemper Direct) accounted for 14%, 14%, and 10% of total revenues, respectively. For the year ended December 31, 2001, three customers (Amica, GE Financial Assurance and AIG) accounted for 11%, 11% and 10% of total revenues, respectively. At December 31, 2003 and 2002 one customer accounted for 13% and 21% of accounts receivable, respectively.

  Concentration of risk—marketing partners

        InsWeb relies on relationships with Internet portals, financial institutions, and other online companies to attract consumers to its website. In a typical arrangement, the online company includes a "link" on its website on which a user can click to jump to our website or to a site that InsWeb operates under the online company's name; as part of the arrangement, InsWeb typically pays the online company a portion of the resulting transaction fees and in some cases a fixed fee. These relationships may not continue to generate a substantial amount of new traffic on InsWeb's website, or the revenues generated by these relationships may be insufficient to justify InsWeb's payment obligations. InsWeb has experienced occasional fluctuations in the traffic from its online partners as a result of redesigns of their websites or being outbid for promotions by other online insurance providers. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies' websites and services. Any decline in the market presence, business or reputation of these online companies' websites and services will reduce the value of these relationships to InsWeb and could harm its business.

        For 2003, 2002 and 2001, we received approximately 13%, 11% and 32%, respectively, of our website traffic from the major Internet portals Yahoo! Inc., MSN and AOL. During 2002 InsWeb significantly expanded its on-line marketing relationship with LowerMyBills.com, Inc., as a result of which LowerMyBills.com delivered approximately 34% and 21% of InsWeb's website traffic for 2002 and 2003, respectively. For the 2004, the Company's expects LowerMyBills.com to provide little or no consumer traffic. We expect revenues and operating results for 2004 to be negatively impacted by the reduction in consumer traffic from LowerMyBills.com, as well as by increasing price competition in the marketplace for the online insurance consumer. We have experienced and expect to continue to experience increases in our direct marketing costs per online insurance consumer acquired.

        Most of InsWeb's relationships with online companies are terminable by either party on 30 to 90 days' notice. InsWeb may not be able to negotiate or renew marketing agreements with online companies on terms that are acceptable. The termination, non-renewal or renewal on unfavorable terms of a relationship from which InsWeb generates significant traffic to its website would harm its business. If the recent trend of failing online companies continues, the traffic currently being received as well as the ability to attract new consumer traffic to InsWeb's site could be harmed. Additionally, an online company's failure to maintain efficient and uninterrupted operation of its computer and communications hardware systems would likely reduce the amount of traffic InsWeb receives at its site, harming our business.

  Income (loss) per share

        Basic income (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options and warrants had been exercised. In 2002 and 2001, potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their effect would be antidilutive.

        The following table reconciles the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock:

	Year Ended December 31,
(In thousands, except per share amounts)	2003	2002	2001
Numerator for basic and diluted income (loss) per share:
Net income (loss) available to common stockholders	$1,046	$(4,578)	$(44,926)
Denominator for income (loss) per share:
Basic—weighted average shares of common stock outstanding	5,030	7,035	6,969
Dilutive effect of employee stock options	253	—	—

Diluted	5,283	7,035	6,969

Income (loss) per share:
Basic—as reported	$0.21	$(0.65)	$(6.45)

Diluted—as reported	$0.20	$(0.65)	$(6.45)

        Potentially dilutive securities that are not included in the diluted income (loss) calculation because they would be antidilutive are employee stock options of 1,190,000 as of December 31, 2003, 1,275,000 as of December 31, 2002 and 700,000 as of December 31, 2001, and common stock warrants of 17,000 as of December 31, 2003 and 60,000 as of December 31, 2002 and 2001.

  Other comprehensive income (loss)

        Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on investments. There were no other comprehensive income (loss) items for the year ended December 31, 2002.

  Stock-based compensation

        At December 31, 2003, InsWeb has two stock-based employee compensation plans, which are described more fully in Note 12. InsWeb accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"). Under APB 25, stock-based compensation expense is based on the difference, if any, between the fair value of InsWeb's stock and the exercise price of the option on the measurement date, which is typically the date of grant.

        InsWeb accounts for options granted to non-employees in accordance with the provisions of Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services." Under these provisions, options are recorded at their estimated fair value on the measurement date.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if InsWeb had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Year Ended December 31,
(In thousands, except per share amounts)	2003	2002	2001
Net income (loss), as reported	$1,046	$(4,578)	$(44,926)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,517)	(2,196)	(2,633)

Pro forma net loss	$(471)	$(6,774)	$(47,559)

Income (loss) per share:
Basic—as reported	$0.21	$(0.65)	$(6.45)

Diluted—as reported	$0.20	$(0.65)	$(6.45)

Basic—pro forma	$(0.09)	$(0.96)	$(6.82)

Diluted—pro forma	$(0.09)	$(0.96)	$(6.82)

Stock-based compensation costs included in the determination of net income (loss), as reported	$—	$—	$256

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

3.    Cash and cash equivalents and short-term investments

        Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2003	2002
Cash	$264	$3,067
Money market funds	715	2,820
Municipal securities	8,150	2,600
Commercial paper	5,195	3,895
U.S. Agency securities	899	—

	$15,223	$12,382

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

        InsWeb's investment portfolio consists of the following (in thousands):

	December 31,
	2003	2002
Available-for-sale:
Money market funds	$715	$2,820
Certificates of deposit	2,164	3,340
Commercial paper	6,392	6,289
Municipal securities	10,150	7,405
Corporate bonds	1,683	1,814
U.S. Agency securities	4,723	4,188

	$25,827	$25,856

Cash equivalents	$14,959	$9,315
Short-term investments	10,868	16,541

	$25,827	$25,856

        At December 31, 2003 and 2002, the carrying value of available-for sale securities are shown net of gross unrealized gains of $0 and $3,000, respectively, which are included as a component of stockholders' equity, and are attributable to InsWeb's investments in commercial paper and other debt securities. At December 31, 2003, the contractual maturities of InsWeb's investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

4.    Prepaid Expenses and Other Current Assets

        Prepaid expenses and other assets consist of the following (in thousands):

	December 31,
	2003	2002
Prepaid marketing fees	$144	$228
Prepaid insurance	417	695
Other	224	309

	$785	$1,232

5.    Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Computer and office equipment	$6,163	$6,105
Furniture and fixtures	1,208	1,205
Leasehold improvements	685	685
Software	3,166	3,146

	11,222	11,141
Less accumulated depreciation	(9,836)	(8,944)

	$1,386	$2,197

        Depreciation expense was $891,000, $1,419,000 and $3,771,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.    Deposits and Other Assets

        Deposits and other assets consist of the following (in thousands):

	December 31,
	2003	2002
Intangible asset (see Note 8)	$232	$808
Deposits for operating leases	375	375
Investment in Finance All K.K.	—	1,709
Other	7	212

	$614	$3,104

7.    Finance All K.K. (formerly InsWeb Japan K.K.)

        In 1998, InsWeb entered into an agreement with a strategic partner and stockholder to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The venture was carried out exclusively through InsWeb Japan K.K., a Japanese corporation, in which InsWeb owned an equity interest.

        InsWeb's investment in InsWeb Japan K.K. was purchased in exchange for a promissory note payable to a stockholder. The promissory note was payable in Japanese yen and accrued interest at 5% per annum, which was payable quarterly. The promissory note, together with all accrued and unpaid interest, was repaid in 2003. Interest expense related to this note for the years ended December 31, 2003, 2002 and 2001, were $58,000, $64,000 and $65,000, respectively.

        In 2001, InsWeb and other investors entered into an agreement pursuant to which a new privately-held holding company, Finance All K.K., controlled InsWeb Japan K.K. and two other Internet companies in which InsWeb did not hold a financial interest (the "Reorganization"). The purpose of the Reorganization was to create a holding company that would collectively create an online financial marketplace consisting of various business-to-consumer financial services. The online market place would provide services in the insurance, consumer loan, and home loan (mortgage) marketplace in Japan and the Republic of Korea. In exchange for its shares in InsWeb Japan K.K., InsWeb acquired an ownership interest in Finance All K.K.

        In 2003, InsWeb sold its investment in Finance All K.K. for gross proceeds of $8,878,000 and recognized a related gain of $6,838,000, which is included as a component of interest income and other, net.

        InsWeb's investment interest in Finance All K.K. was being accounted for under the cost method. Prior to the Reorganization, InsWeb accounted for its investment in InsWeb Japan K.K. under the equity method, under which InsWeb's proportionate share of Finance All K.K. net losses were included as a component of interest and other income, net.

8.    Impairment of long-lived assets

  Intuit Insurance Services, Inc.

        In January 2001, InsWeb acquired from Intuit, Inc. certain assets and related liabilities associated with an online insurance shopping and purchasing service operated by Intuit Insurance Services, Inc., a wholly-owned subsidiary of Intuit for $30,117,000, comprised of common stock and fixed payments due over the term of a license and distribution agreement. In connection with the acquisition, InsWeb and Intuit entered into a license and distribution agreement under which Intuit and InsWeb granted one another licenses to create links between their respective websites in order to create and operate a co-branded insurance center. InsWeb recorded an intangible asset of $30,117,000 in connection with this transaction. The fair value of the intangible asset was estimated based on the expected cash flows from the Internet traffic to be received from Intuit by InsWeb.

        In 2003, 2002 and 2001, as a result of significantly lower than anticipated traffic levels, InsWeb reassessed the recoverability of the assets recorded in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this asset to its carrying amount. Based on these evaluations, InsWeb determined that the acquired asset was impaired, as the carrying value of the asset was in excess of fair value, and therefore recorded impairment charges of $214,000 in 2003, $3,707,000 in 2002 and $18,519,000 in 2001. The fair value of the acquired asset was based on estimated future cash flows to be generated from the Internet traffic to be received from Inuit by InsWeb, discounted using a rate commensurate with the risk involved.

9.    Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31,
	2003	2002
Accrued employee compensation	$1,208	$945
Deferred rent	513	449
Accrued marketing fees	95	634
Security deposit on sublease	34	117
Accrued lease obligations (see Note 11)	2,584	2,800
Other	244	660

	$4,678	$5,605

        InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities. In evaluating these lease obligations, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the continued decline in the real estate markets where the InsWeb properties are located and the inherent risk associated with its sublessee, the Company recorded an additional charge of $1,800,000 in 2002 to increase its accrual relating to formerly occupied facilities. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual. See also Note 11.

10.    Other Liabilities

        On March 28, 2002, InsWeb and Intuit amended their exiting license and distribution agreement. Under the amended agreement, InsWeb made the originally agreed upon fixed payments through July 31, 2003. Fixed payments previously payable to Intuit after July 31, 2003 were eliminated. The gain from this amended contract was $10,611,000 and was accounted for as other income in InsWeb's results of operations for the year ended December 31, 2002.

        In connection with the amended license and distribution agreement with Intuit, effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will make variable payments to Intuit for a portion of the transaction fees received by InsWeb from the Intuit Internet traffic. The remaining marketing commitment of $126,000 at December 31, 2003 represents the present value of amounts that are estimated by management to be payable for the remaining term of the agreement. For the year ending December 31, 2003, InsWeb made variable payments to Intuit of $57,000.

11.    Commitments and Contingencies

  Leases

        InsWeb leases its current office facilities under non-cancelable operating leases, which expire at various dates through April 2011, including a 10-year lease agreement through 2011 for office space in the Sacramento area which houses its corporate headquarters and agency operations. InsWeb has options to extend the lease at the end of the lease term, and has the right of first refusal on other office space in the complex. In addition, InsWeb has entered into various sublease arrangements associated with previously exited facilities that have terms extending through September 2008.

        Net lease commitments as of December 31, 2003 are summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2004	$3,356	$(1,983)	$1,373
2005	3,257	(1,961)	1,296
2006	3,391	(2,030)	1,361
2007	3,483	(2,100)	1,383
2008	2,936	(1,615)	1,321
Thereafter	2,515	—	2,515

	$18,938	$(9,689)	$9,249

        Rent expense for the years ended December 31, 2003, 2002, and 2001 was $985,000, $1,043,000 and $1,220,000 (net of sublease rental income of $2, 074,000, $3,494,000 and $2,456,000), respectively.

        Restricted cash (security deposits for operating leases) as of December 31, 2003 and 2002 was $0 and $105,000, respectively. Security deposits payable (under sublease agreements) as of December 31, 2003 and 2002 were $34,000 and $117,000, respectively.

        One of InsWeb's operating leases is for a 65,000 square foot building in Redwood City, California. Under the terms of this lease, InsWeb is responsible for taxes, insurance and maintenance expenses. InsWeb had previously subleased a portion of the Redwood City facility under a four-year sublease agreement. In July 2002, InsWeb and its sublessee agreed to amend the sublease, whereby, the sublessee agreed to rent the entire facility for the duration of InsWeb's lease (through September 2008) and to pay all rent and operating expenses otherwise payable by InsWeb directly to the landlord. Therefore, the amended sublease agreement results in a reduction in InsWeb's operating lease commitments of $8,999,000, through the remainder of the lease. However, the sublessee is a start-up company with limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease.

        In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. In 2002, as result of the continued decline in the real estate markets where the InsWeb properties are located and the inherent risk associated with its sublessee, and due to actions by the sublessee in attempting to renegotiate and/or terminate the amended sublease agreement, the Company recorded an additional charge of $1,800,000 to increase its accrual for formerly occupied facilities. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

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

  Securities Class Action Lawsuit

        A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the "Court") purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb's initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, InsWeb would defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb's financial condition, results of operations and cash flows.

12.    Stockholders' Equity

  Common stock repurchase program

        In 2001, InsWeb's Board of Directors authorized the repurchase of up to 167,000 shares of the Company's common stock. Under this repurchase program, InsWeb acquired 37,000 shares at a cost of $204,000 or an average price of $5.51 per share. This program expired in June 2002.

        In 2002, the Board of Directors authorized management to repurchase additional shares of InsWeb's common stock for a total purchase price of up to $1,000,000 over the succeeding 12-month period, and subsequently extended through December 31, 2003. As of December 31, 2002, a total of 4,400 shares had been repurchased at a cost of $11,000, or an average price of $2.50 per share. In 2003, a total of 72,565 shares were repurchased at a cost of $349,000, or an average price of $4.81 per share.

        In January 2003, InsWeb implemented a voluntary no-cost program through which stockholders holding fewer than 100 shares of InsWeb's common stock were given the option to sell their shares back to the Company at $2.35 per share. In total, 5,377 shares were repurchased through this program at a total cost of $13,000. This program expired in March 2003.

  Negotiated common stock repurchases

        In 2002, the Board of Directors authorized management to repurchase 107,445 shares of InsWeb's common stock held by SOFTBANK Ventures, Inc. at a cost of $160,000.

        In 2003, the Board of Directors authorized management to repurchase 2,241,440 shares of InsWeb's common stock, consisting of 1,169,898 shares held by Intuit Insurance Services, Inc. and 1,071,542 shares held by SOFTBANK America, Inc. The shares were purchased for $3,810,000, or $1.70 per share. With the closing of this transaction, SOFTBANK Corporation's holdings of InsWeb common stock were reduced to 353,032 shares, while Intuit Insurance Services, Inc. held no shares.

  Stock option plans

        In July 1997, InsWeb authorized the 1997 Stock Option Plan (the "Option Plan") and the Senior Executive Option Plan (the "Executive Plan"). Under the Option Plan, the Board of Directors may issue incentive stock options to employees of InsWeb and its subsidiaries and may also issue nonqualified stock options to employees, officers, directors, independent contractors and consultants of InsWeb and its subsidiaries. Under the Executive Plan, the Board of Directors may issue nonqualified stock options to employees, officers and directors of InsWeb and its subsidiaries. In May 2003, the Option Plan was amended, with stockholder approval, to provide that each director would receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. This option grant is in lieu of previously granted options for each Board or committee meeting attended. The Option Plan provides for an automatic annual increase in the share reserve, to be effective on the first day of each fiscal year, by a number of shares equal to 5% of the number of common shares outstanding as of the last day of the preceding fiscal year. Options granted under both plans are priced at the fair market value on the date of grant and generally vest in equal monthly installments over a one to three year period, except for certain options granted to members of InsWeb's Board of Directors, which vest immediately. Options generally expire ten years from the date of grant.

        Activity under all of the Company's stock option plans is as follows:

	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
(in thousands, except exercise price amounts)
Balances, December 31, 2000	396	714	$55.68
Additional shares reserved	294	—	—
Granted	(270)	270	$6.30
Canceled/forfeited	284	(284)	$52.77

Balances, December 31, 2001	704	700	$37.81
Additional shares reserved	353	—	—
Granted	(702)	702	$4.54
Canceled/forfeited	127	(127)	$31.62

Balances, December 31, 2002	482	1,275	$20.08
Additional shares reserved	347	—	—
Granted	(584)	584	$2.69
Exercised	—	(8)	$2.98
Canceled/forfeited	120	(120)	$15.68

Balances, December 31, 2003	365	1,731	$14.62

        Options outstanding and currently exercisable by exercise price at December 31, 2003 are as follows:

	Options Outstanding		Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price
(in thousands, except contractual life and exercise price amounts)
$1.40-$2.05	420	9.24	92	$2.03
$2.19-$4.74	219	8.89	83	$2.91
$4.75-$4.75	35	9.50	35	$4.75
$4.76-$4.95	534	8.26	297	$4.95
$4.98-$7.13	176	7.32	155	$6.43
$7.31-$16.13	176	6.39	176	$13.65
$18.70-$173.63	143	5.64	141	$68.51
$270.00-$270.00	28	5.55	28	$270.00

	1,731	8.06	1,007	$22.56

        In connection with the Company's initial public offering, InsWeb determined that the deemed fair market value of InsWeb's common stock on the date of grant of certain employee stock options was in excess of the exercise price of the options. This difference was recorded as deferred stock compensation, was classified as a reduction of stockholders' equity and was amortized as a charge to operations over the vesting period of the applicable options, which was generally three years. Amortization of stock compensation expense recognized for the year ended December 31, 2001, totaled $256,000, based on the vesting periods of the underlying options on a graded-vesting basis. Amounts were fully amortized in 2001.

        The per share weighted average fair value of options granted in 2003, 2002 and 2001 of $1.82, $3.19 and $5.29, respectively, was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	2.8%	3.7%	4.8%
Expected life	4.8 years	4.9 years	4.8 years
Expected dividend yield	—	—	—
Volatility	88.0	90.0	124.0

  Employee stock purchase plan

        InsWeb has an Employee Stock Purchase Plan (the "1999 Plan") under which eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the Common Stock on the date of commencement of the offering or on the last day of the six-month purchase period. During 2003, 2002 and 2001, 19,034, 19,905 and 17,762 shares, respectively, were distributed to employees at prices ranging from $1.84 per share to $7.49 per share. The weighted average fair value of the 2003, 2002 and 2001 awards were $1.84 per share, $3.21 and $5.34 per share, respectively. At December 31, 2003, InsWeb had 239,000 shares of its common stock reserved for future issuance under the 1999 Plan. The number of shares of common stock issuable under the 1999 Plan is increased by 50,000 shares each year until January 1, 2008.

  Common stock warrants

        In connection with a service agreement with a third-party insurance company entered into during 2001, InsWeb issued warrants to purchase an aggregate of 58,333 shares of InsWeb's common stock at a purchase price of $30.00 per share. The warrants became exercisable on March 31, 2001. The fair value of the warrants of $276,000 was estimated using the Black-Scholes option-pricing model. In January 2002, these warrants were surrendered and cancelled.

        In connection with a consulting agreement with a third party entered into during 2003, InsWeb issued warrants to purchase an aggregate of 17,088 shares of InsWeb's common stock at a purchase price of $4.59 per share. The warrants became exercisable on October 23, 2003 and expire on October 23, 2004. The fair value of the warrants of $25,000 was derived using the Black-Scholes option-pricing model. As of December 31, 2003, no warrants have been exercised.

13.    Related Party Transactions

  Marketing agreements

        For 2003, 2002 and 2001, InsWeb recognized $338,000, $1,085,000 and $3,333,000, respectively in marketing expense under a marketing agreement with an Internet company. An affiliate of the Internet company became a stockholder of InsWeb on December 30, 1998.

        For 2003, 2002 and 2001, InsWeb paid Intuit $2,035,000, $3,000,000 and $2,600,000, respectively, under the license and distribution agreement. See also Notes 8 and 10.

14.    Income Taxes

        As of December 31, 2003 and 2002, InsWeb had net operating loss carry forwards of approximately $161,000,000 and $150,000,000 for federal income tax purposes and $91,000,000 and $95,000,000 state income tax purposes, respectively. The federal and state net operating loss carry forwards begin to expire in the years 2011 and 2004, respectively. InsWeb's ability to utilize its net operating loss carry forwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit, on an annual basis, InsWeb's future use of its net operating loss carry forwards. The amount, if any, of such limitations has not yet been determined.

        The components of the net deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2003	2002
Net operating loss carry forwards	$59,939	$56,520
Tax credit carry forwards	880	813
Accruals and allowances	8,810	9,116
Other	(2,941)	(1,161)

	66,688	65,288
Less valuation allowance	(66,688)	(65,288)

Net deferred tax asset	$—	$—

        Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, InsWeb has recorded a valuation allowance against its net deferred tax asset. The valuation allowance recorded for the years ended December 31, 2002 and 2001 decreased by $5,000 and increased $17,797,000, respectively.

        The difference between the income tax benefit at the federal statutory rate of 34% and InsWeb's effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2003	2002	2001
Federal tax (benefit) at statutory rate	34%	(34)%	(34)%
State taxes, net of federal benefit	—%	(5)%	(5)%
Other	1%	—%	1%
Adjustment due to change in valuation allowance	(35)%	39%	38%

Provision for income taxes	0%	0%	0%

15.    Employee Benefit Plan

        InsWeb has a defined contribution plan offered to all eligible employees, which is qualified under section 401(k) of the Internal Revenue Code. InsWeb will match 50% of the first 6% of elective contributions made by each qualifying employee. Each participant is 100% vested in elective contributions and is incrementally vested one-third at the end of each of three consecutive years of service in employer contributions. Employer contributions for 2003, 2002 and 2001 were $219,000, $158,000 and $89,000, respectively.

16.    Quarterly Financial Information (unaudited)

	Quarter ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
(amounts in thousands, except per share amounts)
Fiscal 2003 (notes 1 and 2):
Total revenues	$7,481	$6,324	$6,186	$4,140
Operating expenses	8,911	7,781	7,667	6,763

Loss from operations	(1,430)	(1,457)	(1,481)	(2,623)
Other income (expense), net	841	71	886	6,239

Net (loss) income	$(589)	$(1,386)	$(595)	$3,616

Net (loss) income per share:
Basic	$(0.10)	$(0.30)	$(0.13)	$0.74

Diluted	$(0.10)	$(0.30)	$(0.13)	$0.73

Fiscal 2002 (notes 3 and 4):
Total revenues	$6,834	$6,319	$6,016	$6,386
Operating expenses	9,643	9,164	8,439	13,762

Loss from operations	(2,809)	(2,845)	(2,423)	(7,376)
Other income (expense), net	9,269	147	114	1,345

Net income (loss)	$6,460	$(2,698)	$(2,309)	$(6,031)

Net income (loss) per share—basic and diluted	$0.92	$(0.38)	$(0.33)	$(0.86)

(1)
Included in other income for the quarter ended March 31, 2003 was $800,000 relating to the gain from the litigation settlement with eHealthInsurance, Inc. See Note 11.

(2)
Included in other income for the quarters ended September 30 and December 31, 2003 was $800,000 and $6,000,000, respectively, relating to the gain from the sale of InsWeb's investment in Finance All K.K. See Note 7.

(3)
The results of operations for the quarter ended December 31, 2002 include a charge for the impairment of long-lived assets of $3,707,000 and a charge of $1,800,000 to increase the accrual for lease obligations relating to formerly occupied facilities. See Notes 8 and 11.

(4)
Included in other income for the quarters ended March 31 and December 31, 2002 was $9,300,000 and $1,300,000, respectively, relating to gains recognized in connection with the debt arrangement under the amended license and distribution agreement entered into in connection with the purchase of certain assets of Intuit Insurance Services, Inc. See Note 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

  (b)
  Changes in internal controls. There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

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

Item 10. Directors and Executive Officers of the Registrant.

        Executive Officers.    See Item 1—"Executive Officers of the Registrant."

        Directors.    This section sets forth for InsWeb's current directors, their ages and information concerning their backgrounds.

Name	Position with InsWeb	Age	Director Since
Hussein A. Enan	Chairman of the Board	58	1995
Mark P. Guthrie	Director and Chief Executive Officer	42	2002
Dennis H. Chookaszian	Director	60	2003
James M. Corroon	Vice Chairman of the Board	64	1996
Ronald D. Fisher	Director	56	1999
Thomas W. Orr	Director	70	2003
Robert A. Puccinelli	Director	66	1998

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

        Dennis H. Chookaszian has been a director of InsWeb since April 2003. From November 1999 to February 2001, Mr. Chookaszian was Chairman and Chief Executive Officer of mPower Advisors, L.L.C. an online investment advisory service. From September 1992 to February 1999, Mr. Chookaszian served as Chairman and Chief Executive Officer of the CNA insurance companies, and prior to that held the positions of President and Chief Operating Officer (1990-1992) and Chief Financial Officer (1975-1990) of that company. Mr. Chookaszian serves on the boards of the following companies: mPower Advisors, L.L.C., Sapient Corporation, and Career Education Corporation.

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

        Ronald D. Fisher has been a director of InsWeb since September 1999. Mr. Fisher is Vice Chairman of SOFTBANK Holdings Inc. and a Managing Partner of SOFTBANK Capital Partners, both affiliates of SOFTBANK Corp. He joined SOFTBANK in October 1995, overseeing its U.S. operations and its other activities outside of Asia. From January 1990 to February 1996, Mr. Fisher was the Chief Executive Officer of Phoenix Technologies, Ltd., the leading developer and marketer of system software products for personal computers. Mr. Fisher is a Director of SOFTBANK Corporation, Japan and serves on the Boards of the following companies: E*Trade Group, Inc., GSI Commerce, Inc., Terabeam Corporation, and VieFinancial Group Inc.

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

Audit Committee and Audit Committee Financial Expert

        The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Board of Directors Meetings and Committees—Audit Committee."

Code of Business Conduct and Ethics

        The Company has adopted a code of ethics known as the "Code of Business Conduct" that applies to the Company's employees including the principal executive officer, principal financial officer, and members of the Board of Directors. The Company makes available free of charge (to any shareholder who requests them) the Company's current Code of Business Conduct and Ethics.

Item 11. Executive Compensation.

        The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Executive Compensation and Other Matters."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of February 27, 2004, certain information with respect to the beneficial ownership of InsWeb's Common Stock by (i) each stockholder known by InsWeb to be the beneficial owner of more than 5% of InsWeb's Common Stock, (ii) each director of InsWeb, (iii) the Chief Executive Officer and each of the other executive officers of InsWeb that received a total salary and bonus in excess of $100,000 in the year ended December 31, 2003, and (iv) all current directors and executive officers of InsWeb as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Common Stock Outstanding (2)
5% Stockholders
SOFTBANK Corp. (3)	353,032	6.8%
Nationwide Mutual Insurance Company (4)	531,947	10.3%
Hassan Elsawaf (5)	350,100	6.7%
Directors and Executive Officers
Hussein A. Enan (6)	1,343,413	25.9%
Mark P. Guthrie (7)	233,561	4.5%
James M. Corroon (8)	15,440	*
Dennis H. Chookaszian (9)	13,061	*
Ronald D. Fisher (10)	366,232	7.1%
Robert A. Puccinelli (11)	31,457	*
Thomas W. Orr (12)	12,645	*
William D. Griffin (13)	57,871	1.1%
L. Eric Loewe (14)	55,915	1.1%
Current directors and executive officers as a group (9 persons)(15)	2,129,595	41.1%

*
Less than 1%.

(1)
The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)
Calculated on the basis of 4,666,604 shares of Common Stock outstanding as of March 1, 2004, except that shares of Common Stock underlying options exercisable within 60 days following March 1, 2004 are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options.

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

(5)
Consists of 350,100 shares held by an individual stockholder, Hassan Elaswaf. The address for the stockholder is 14 Mohamad Sakeb St., Zamalek, Cairo, Egypt

(6)
Includes 41,250 shares held by Mr. Enan's spouse. Includes 115,334 shares subject to options exercisable within 60 days following March 1, 2004. The address for Mr. Enan is c/o InsWeb Corporation, 11290 Pyrites Way, Suite 200, Gold River, California 95670.

(7)
Includes 220,211 shares subject to options exercisable within 60 days following March 1, 2004.

(8)
Includes 15,440 shares subject to options exercisable within 60 days following March 1, 2004.

(9)
Includes 416 shares held by Mr. Chookaszian's spouse, which he disclaims beneficial ownership of. Includes 12,645 shares subject to options exercisable within 60 days following March 1, 2004.

(10)
Includes 353,032 shares held by entities affiliated with SOFTBANK Corp. Mr. Fisher is vice chairman of SOFTBANK Holdings Inc., an affiliate of SOFTBANK Corp., and may be deemed to have voting or investment control with respect to these shares. Includes 13,200 shares subject to options exercisable within 60 days following March 1, 2003. Mr. Fisher disclaims beneficial ownership with respect to these shares. See footnote 3.

(11)
Includes 18,957 shares subject to options exercisable within 60 days following March 1, 2004.

(12)
Includes 12,645 shares subject to options exercisable within 60 days following March 1, 2004.

(13)
Includes 57,871 shares subject to options exercisable within 60 days following March 1, 2004.

(14)
Includes 54,615 shares subject to options exercisable within 60 days following March 1, 2004.

(15)
Includes 520,918 shares subject to options exercisable within 60 days following March 1, 2004.

        The following presents all compensation plans as of December 31, 2003 (approved and not previously approved by security holders) under which equity securities of the registrant are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,731,000	$14.62	365,000
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions.

        The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Certain Relationships and Related Transactions."

Item 14. Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Principal Accountant Fees and Services."

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this Form:

  1.
  Financial Statements:

    2.
    Financial Statement Schedules:

          The following financial statement schedule of InsWeb Corporation for the years ended December 31, 2003, 2002 and 2001 is filed as part of this report and should be read in conjunction with the consolidated financial statements of InsWeb Corporation.

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

  (b)
  Reports on Form 8-K during the quarter ended December 31, 2003:

          On October 16, 2003, we filed a report on Form 8-K, under Item 12, announcing InsWeb Corporation's financial results for the quarter and nine months ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2004.

INSWEB CORPORATION
By:	/s/ WILLIAM D. GRIFFIN William D. Griffin Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK P. GUTHRIE Mark P. Guthrie	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2004
/s/ WILLIAM D. GRIFFIN William D. Griffin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004
/s/ HUSSEIN A. ENAN Hussein A. Enan	Chairman of the Board	March 26, 2004
/s/ JAMES M. CORROON James M. Corroon	Vice Chairman of the Board	March 26, 2004
/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director	March 26, 2004
/s/ RONALD FISHER Ronald Fisher	Director	March 26, 2004
/s/ THOMAS W. ORR Thomas W. Orr	Director	March 26, 2004
/s/ ROBERT A. PUCCINELLI Robert A. Puccinelli	Director	March 26, 2004

INSWEB CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2003

Exhibit Number		Description of Document
2.1		Asset Purchase Agreement by and between Registrant, Intuit Insurance Services, Inc. and Intuit Inc., dated as of November 25, 2000.(1)
2.2	†	License and Distribution Agreement by and between Registrant and Intuit Inc., dated as of January 24, 2001.(1)
2.3	†	Second Amendment to License and Distribution Agreement by and between Registrant and Intuit Inc., dated as of March 28, 2002.(2)
3.1		Amended and Restated Certificate of Incorporation of Registrant.(3)
3.2		Bylaws of Registrant.(3)
4.1		Fourth Amended and Restated Investor Rights Agreement between Registrant and certain Stockholders of Registrant, dated as of January 24, 2001.(4)
10.1	*	Form of Indemnification Agreement between Registrant and Registrant's directors and officers.(3)
10.2	*	Registrant's 1997 Stock Option Plan.(3)
10.3	*	Registrant's 1999 Employee Stock Purchase Plan.(3)
10.4	*	Employment Agreement between Registrant and Hussein A. Enan, dated July 1, 1999(5).
10.5		Joint Venture Agreement by and between Registrant and SOFTBANK Corp., dated as of December 15, 1998.(6)
10.6		Shareholders Agreement by and among SOFTBANK Finance Corporation, Registrant, E-LOAN, Inc. and Marsh & McLennan Risk Capital Holdings, Ltd., dated as of March 28, 2001(5).
10.7	†	License Agreement between Registrant and Yahoo! Inc., dated as of February 12, 1999.(7)
10.8	†	Third Amendment to License Agreement between Registrant and Yahoo! Inc., dated as of September 24, 2001.(5)
10.9		Assignment of Lease and Profit Sharing Agreement by and between Registrant and Spieker Properties L.P. dated June 28, 2000.(8)
10.10	*	Retention Agreement between Registrant and Mark P. Guthrie, dated June 23, 2000.(9)
10.11		Lease Agreement between Registrant and Oates/Allegheny Venture I, LLC, dated September 29, 2000.(10)
10.12		Third Amendment to Sublease Agreement between Registrant and Seven Networks, Inc., dated May 1, 2002.(11)
10.13	†	Fifth Amendment to License Agreement between Registrant and Yahoo! Inc., dated as of September 30, 2002.(11)
10.14		Promissory Note between Registrant and SOFTBANK Finance Corporation, dated March 13, 2003.(11)
10.15		Stock Purchase Agreement between Registrant and SOFTBANK Ventures, Inc., dated December 12, 2002.(11)
10.16	*	Employment Agreement between Registrant and Mark P. Guthrie, dated August 21, 2002.(11)
10.17		Stock Purchase Agreement between Registrant and Softbank America, Inc., dated February 20, 2003.(12)
10.18		Stock Purchase Agreement between Registrant and Intuit Insurance Services, Inc., dated February 20, 2003.(12)
14.1		Code of Business Conduct and Ethics(12)
21.1		Subsidiaries of Registrant.(12)
23.1		Consent of Ernst & Young LLP, Independent Auditors.(12)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(12)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(12)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.(12)
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.(12)

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

(9)
Incorporated by reference to Exhibit 10.22 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)
Incorporated by reference to Exhibit 10.23 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(11)
Incorporated by reference to identically numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

(12)
Filed herewith.

†
Confidential treatment has been granted as to a portion of this Exhibit.

*
Constitutes a management contract or a compensatory plan or arrangement.

INSWEB CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2003, 2002 and 2001

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2003:
Allowance for doubtful accounts	$58,000	$—	$—	$(11,000)	$47,000
Year ended December 31, 2002:
Allowance for doubtful accounts	$167,000	$—	$—	$(109,000)	$58,000
Year ended December 31, 2001:
Allowance for doubtful accounts	$135,000	$77,000	$—	$(45,000)	$167,000

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
INSWEB CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
  Report of Ernst & Young LLP, Independent Auditors
INSWEB CORPORATION CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except per share amounts)
INSWEB CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share amounts)
INSWEB CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Amounts in thousands)
INSWEB CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
INSWEB CORPORATION EXHIBITS TO FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2003
INSWEB CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2003, 2002 and 2001