Form 10-Q
period 2004-03-31
INSWEB CORP
filed 2004-05-03
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on April 26, 2004 were 4,688,943 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:                                           FINANCIAL INFORMATION

ITEM 1.                                             FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$8,797	$15,223
Short-term investments	16,227	10,868
Accounts receivable, net	1,027	1,006
Prepaid expenses and other current assets	431	785
Total current assets	26,482	27,882
Property and equipment, net	1,231	1,386
Other assets	578	614
Total assets	$28,291	$29,882

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,068	$524
Accrued expenses	4,546	4,804
Deferred revenue	219	275
Total current liabilities	5,833	5,603

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Paid-in capital, less treasury stock	198,127	197,988
Accumulated deficit	(175,676)	(173,716)
Total stockholders’ equity	22,458	24,279
Total liabilities and stockholders’ equity	$28,291	$29,882

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Transaction fees	$3,830	$7,228
Development and maintenance fees	225	253
Total revenues	4,055	7,481

Operating expenses:
Technology	1,470	2,448
Sales and marketing	3,334	4,683
General and administrative	1,282	1,780
Total operating expenses	6,086	8,911
Loss from operations	(2,031)	(1,430)
Interest expense	—	(40)
Interest income	71	88
Other income	—	793
Net loss	$(1,960)	$(589)

Net loss per share-basic and diluted	$(0.42)	$(0.10)

Weighted average shares used in computing per share amounts-basic and diluted	4,664	6,095

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,960)	$(589)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of prepaid marketing costs	29	67
Depreciation and amortization	209	311
Other	—	8
Net changes in operating assets and liabilities:
Accounts receivable	(21)	112
Prepaid expenses and other current assets	354	323
Deposits and other assets	6	(1)
Accounts payable	544	422
Accrued expenses	(216)	122
Deferred revenue	(55)	38
Net cash (used in) provided by operating activities	(1,110)	813
Cash flows from investing activities:
Redemptions of short-term investments	5,773	9,304
Purchases of short-term investments	(11,130)	(2,681)
Purchases of property and equipment	(53)	(17)
Net cash (used in) provided by investing activities	(5,410)	6,606
Cash flows from financing activities:
Payments on marketing commitments	(43)	(977)
Proceeds from issuance of common stock through stock plans	137	17
Repurchase of common stock	—	(3,888)
Net cash provided by (used in) financing activities	94	(4,848)
Net (decrease) increase in cash and cash equivalents	(6,426)	2,571
Cash and cash equivalents, beginning of period	15,223	12,382
Cash and cash equivalents, end of period	$8,797	$14,953

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$40

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Business of InsWeb

InsWeb Corporation operates an online insurance marketplace that enables consumers to comparison shop online and obtain insurance company-sponsored quotes for a variety of insurance products, including automobile and term life. InsWeb’s marketplace electronically matches consumers and insurance companies. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes for actual coverage and to purchase automobile and term life insurance coverage through InsWeb’s insurance agencies.

Quotes obtained through the online marketplace are free to consumers, while participating insurance companies pay a transaction fee to InsWeb. These fees are earned either from the delivery of a lead to a participating insurance company, from a fee paid by an insurance company for each closed policy, or from a commission or broker fee earned by InsWeb’s insurance agencies, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc.

Certain consumers, depending on their responses to several preliminary screening questions, are provided the opportunity to link directly to an insurance company’s website. In these situations, the consumer will complete the insurance company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

InsWeb is subject to all of the risks inherent in an early stage business in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, unpredictable business model, limited management resources, dependence upon consumer acceptance of the Internet, Internet related security risks, the changing nature of the electronic commerce industry, and variations in consumer traffic (consumers shopping for insurance on the Internet) and insurance company participation. Due to the foregoing and other factors, InsWeb’s future operating results may be materially affected.

2.  Basis of Presentation

 The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”).  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and March 31, 2003.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission.

3.  Concentration of Risk — Significant Customers

For the three months ended March 31, 2004, two customers, Progressive Casualty Insurance Company (“Progressive”) and John Hancock Life Insurance Company (“John Hancock”), accounted for 13% and 12% of total revenues, respectively.

4.  Concentration of Risk — Marketing Partners

InsWeb relies on relationships with Internet portals and other online companies to attract consumers to its website. In a typical arrangement, the online company includes a “link” on its website on which a user can click to jump to InsWeb’s website or to a site that InsWeb operates under the online company’s name; as part of the arrangement, InsWeb typically pays the online company a portion of the resulting transaction fees. These relationships may not continue to generate a substantial amount of new traffic on InsWeb’s website, or the revenues generated by these relationships may be insufficient to justify InsWeb’s payment obligations. InsWeb has experienced fluctuations in the traffic from its online partners as a result of redesigns of their websites or being outbid for promotions by other online insurance providers. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies’ websites and services. Any decline in the market presence, business or reputation of these online companies’ websites and services will reduce the value of these relationships to InsWeb and could harm its business.

5.  Per Share Information

Basic earnings per share, is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share, reflects the potential dilution that would occur if stock options and warrants had been exercised.  For the three month period ended March 31, 2004 and the three month period ended March 31, 2003, common equivalent shares from stock options and warrants have been excluded from the computation of net loss per share-diluted as their effect is antidilutive.

InsWeb accounts for it’s stock based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net loss and loss per share if InsWeb had applied the fair value recognition provisions of Financial Accounting Standards Board Statements No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation” and No. 148, (“SFAS 148”) “Accounting for Stock-Based Compensation-Transition and Disclosure,” to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003

Net loss, as reported	$(1,960)	$(589)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(142)	(402)
Pro forma net loss	$(2,102)	$(991)

Loss per share:
Basic and diluted—as reported	$(0.42)	$(0.10)

Basic and diluted—pro forma	$(0.45)	$(0.16)

Option valuation models require the input of highly subjective assumptions. Because InsWeb’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The above pro forma disclosures are not necessarily representative of the effects on reported income or loss for future periods, as additional grants are made each year and options vest over several years.

6.  Comprehensive (Loss) Income

Total comprehensive (loss) income for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

	Three months ended March 31,
	2004	2003
Net loss	$(1,960)	$(589)
Other comprehensive gain (loss) - change in unrealized gain (loss) on investments	1	4
Comprehensive loss	$(1,959)	$(585)

7.  Related Party Transactions

During the three months ended March 31, 2004, InsWeb recognized $128,000 in marketing expenses under a marketing agreement with an Internet company, compared to $122,000 for the comparable period in 2003.  An affiliate of the Internet company became a stockholder of InsWeb in December 1998.

8. Commitments and Contingencies

Leases

In July 2002, InsWeb and one of its sublessees agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City, California. Under the terms of the amendment, the sublessee agreed to rent the entire facility for the duration of InsWeb’s lease (through September 2008). All rent and operating expenses otherwise payable by InsWeb to the landlord are required to be paid directly by the sublessee. Therefore, the amended sublease offsets InsWeb’s aggregate operating lease commitments by approximately $8,559,000 through the remainder of the lease.  However, the sublessee is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease.  In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord throughout the remaining term of the lease.  As a result, the Company has an accrual of $1,000,000 as of March 31, 2004 for lease commitments related to this formerly occupied facility. In connection with the other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities.  As a result of the decline in the real estate market in the geographic area where these properties are located, the Company has an accrual of $1,440,000 as of March 31, 2004 which is an estimate of the short-fall of future sublease income compared to the remaining lease obligations related to these formerly occupied facilities. This compares to an accrual of $1,584,000 as of December 31, 2003. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual, or to record other income to decrease the accrual if conditions so warrant.

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

ITEM 2.                                                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb’s marketplace, limited operating history, anticipated losses, the unpredictability of future revenues, reliance on key customers—property and casualty insurance carriers- who are themselves subject to volatility in their operating cycles, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in the section entitled “Factors That May Affect Future Performance” and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

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

InsWeb also generates commission revenue and broker fees from the operations of its insurance agent subsidiaries. As of March 31, 2004, InsWeb’s wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (collectively “InsWeb’s Insurance Agency”), function as authorized automobile insurance agents for 10 participating insurance companies in nine states and for one term life insurance company in all states. InsWeb’s Insurance Agency receives a commission based on a percentage of the initial insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent. InsWeb recognizes the revenue from these activities on the effective date of the policy, less an estimate for early cancellations of the underlying insurance policies. InsWeb also recognizes revenue when an applicable policy is renewed. Commission revenue and broker fees are included in transaction fees. InsWeb may expand its online insurance agency operations by adding additional participating insurance companies and by expanding into additional states.

In October 2003, InsWeb began providing “Sponsored Web Links,” whereby certain consumers, depending on their responses to several preliminary screening questions, are provided with the opportunity to link directly to an insurance company’s website. In these situations, the consumer will complete the insurance company’s online application, and InsWeb will be paid a fee for that consumer link or click-through. Fees paid to InsWeb for Sponsored Web Links are included in transaction fees.

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

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 71% of transaction revenues in the first quarter of 2004 and 79% of transaction revenues in fiscal 2003. We anticipate that automobile insurance will continue to account for a significant portion of InsWeb’s revenues for the foreseeable future.

InsWeb has been dependent on a limited number of insurance companies for a majority of its revenues. Revenues from Progressive and John Hancock accounted for approximately 13% and 12%, respectively, of InsWeb’s revenues for the quarter ended March 31, 2004. Revenues from GE Financial Assurance, Progressive, and American Family accounted for approximately 18%, 13% and 10%, respectively, of InsWeb’s revenues for the quarter ended March 31, 2003. Because of the broad market presence of some of InsWeb’s participating insurance companies, InsWeb expects to continue to generate a substantial portion of its revenues from a limited number of insurance companies for the foreseeable future.

Since its inception, InsWeb has incurred significant losses, and as of March 31, 2004, InsWeb had an accumulated deficit of $175.7 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. InsWeb intends to continue to invest in product development and maintenance, sales and marketing and in its administrative infrastructure. As a result, InsWeb believes that it will continue to incur operating losses at least through 2004. InsWeb’s operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb will be able to achieve and sustain profitability. In view of the rapidly evolving nature of InsWeb’s business, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

The following table sets forth certain statement of operations items as a percentage of total revenues for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Revenues:
Transaction fees	94%	97%
Development and maintenance fees	6%	3%
Total	100%	100%
Operating expenses:
Technology	36%	33%
Sales and marketing	82%	63%
General and administrative	32%	23%
Total	150%	119%
Loss from operations	(50)%	(19)%

Revenues

	Three months ended March 31,
(Amounts in thousands)	2004	2003
Transaction revenues:
Auto insurance	$2,736	$6,214
Term life insurance	1,033	909
Other insurance	61	105
Total transaction revenues	$3,830	$7,228

Direct Marketing (Consumer Acquisition)

	Three months ended March 31,
(Amounts in thousands, except per consumer amounts)	2004	2003
Direct marketing costs	$1,854	$2,933
Direct marketing as a percent of revenue	46%	39%
Number of consumers	733	2,150
Direct marketing cost per consumer	$2.53	$1.36
Total revenue per consumer	$5.53	$3.48

Auto Marketplace

	Three months ended March 31,
(Amounts in thousands, except per consumer amounts)	2004	2003
Auto insurance revenues	$2,736	$6,214
Number of consumers	585	1,900
Revenue per consumer	$4.68	$3.27

Term Life Marketplace

	Three months ended March 31,
(Amounts in thousands, except per consumer amounts)	2004	2003
Term life insurance revenues	$1,033	$909
Number of consumers	100	149
Revenue per consumer	$10.33	$6.10

Definitions:

“Direct marketing costs”	Represents expenses incurred by the company to drive consumer traffic to InsWeb’s online insurance marketplace;

“Number of consumers”	Represents a consumer who has started an InsWeb application;

“Revenue per consumer”	Represents transaction revenue earned per consumer who has started an application.

Revenues

Transaction Fees.  Transaction fees from the sale of automobile insurance through the InsWeb online marketplace decreased to $2.7 million in the first quarter of 2004 from $6.2 million in the same quarter last year, a decrease of 56%. Revenue per auto consumer increased to $4.68 in the first quarter of 2004, compared to $3.27 in the first quarter of 2003, on a 69% decrease in consumer traffic (consumers who have started the InsWeb auto application). The decrease in revenues was a result of the decreased consumer traffic, offset by the increase in the revenue per consumer which was attributable to the fourth quarter 2003 launch of the Sponsored Web Link initiative discussed above. Management expects revenue per auto consumer to increase in 2004 as InsWeb continues to expand its Sponsored Web Links program and implements other initiatives to increase the sale of automobile insurance policies to consumers that shop the InsWeb auto insurance marketplace.

Transaction fees from the sale of term life insurance through the InsWeb online marketplace increased to $1.0 million in the first quarter of 2004 from $0.9 million in the same quarter last year, an increase of 14%. Revenue per life consumer increased to $10.33 in the first quarter of 2004, compared to $6.10 in the first quarter of 2003, on a 33% decrease in consumer traffic (consumers who have started the InsWeb term life application). The increase in revenues was primarily attributable to the conversion (which was commenced in late 2002) of a significant participating insurance company from a payment per lead generated arrangement to a commission-based model where payment and revenue is recognized upon the closing of a term life policy, offset by the decrease in consumer traffic. This insurance company conversion resulted in lower revenues in 2003 because it takes 60 to 120 days to complete the sale of a term life policy. However, term life revenues increased in 2004 because revenues on a commission basis are generally greater than on a per lead basis. The Company will work to convert additional participating term life insurance companies throughout 2004 to a commission-based revenue model.  Revenue per term life consumer is expected to be negatively impacted in the near term as these insurance company conversions are implemented.

Operating Expenses

Technology.  Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of carrier integration to the InsWeb online insurance marketplace. Technology expenses decreased to $1.5 million in the first quarter of 2004 from $2.4 million in the same quarter last year, a decrease of 40%. The decrease was primarily attributable to a reduction in headcount. Technology expenses in 2004 are expected to decline in comparison to 2003 expenses.

Sales and Marketing.  Sales and marketing expenses consist of direct marketing expenditures that include advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace. InsWeb’s current consumer marketing program is focused on maintaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace. InsWeb has experienced occasional fluctuations in the traffic from its online partners as a result of redesigns of their websites or being outbid for promotions by other online insurance providers. Also included in sales and marketing expenses are payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s insurance agency operations, which includes selling agents, underwriters, supervisors and customer service and support groups. Overall sales and marketing expenses decreased to $3.3 million in the first quarter of 2004 from $4.7 million in the same quarter last year, a decrease of 29%, while direct marketing costs decreased 37% to $1.9 million in the first quarter of 2004 from $2.9 million in the same quarter last year. Direct marketing expense as a percent of transaction revenues was 48% in the first quarter of 2004, as compared to 41% in 2003. Management expects that direct marketing expense as a percent of revenues will continue at the rate of the first quarter, and may possibly go higher. Direct marketing costs will fluctuate based on the amount of consumer traffic driven to the InsWeb marketplace, while all other sales and marketing expenditures are expected to remain at current levels for the remainder of 2004.

General and Administrative.  General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $1.3 million in the first quarter of 2004 from $1.8 million in the same quarter last year, a decrease of 28%. The decrease was primarily due to a reduction in headcount and a decrease in legal expenses due to the settlement with eHealthInsurance in March 2003. General and administrative expenses are expected to remain at current levels for the remainder of 2004.

Interest Expense

Interest expense amounted to $40,000 during the three months ended March 31, 2003. Interest expense was primarily attributable to the long-term marketing commitment (fixed payments), which was paid-off in May 2003.

Interest Income

Interest income amounted to $0.1 million for the three months ended March 31, 2004 and for the three months ended March 31, 2003. Interest income is income earned on InsWeb’s investments.

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

Accrual for Lease Obligations.  InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of March 31, 2004, total future obligations for these facilities amounted to $10.9 million; these obligations are offset by total future sublease income of approximately $9.2 million. Substantially all future sublease income is due from a sublessee which is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. As a result of the above, the Company has recorded an accrual of $2.4 million as of March 31, 2004 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $2.6 million as of December 31, 2003. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual, or to record other income to decrease the accrual if conditions so warrant.

Contingencies.  As discussed in “Item 1 — Note 8 of Notes to Condensed Consolidated Financial Statements” and “Part II – Item 1,” a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering. Although some claims against InsWeb in this class action have been dismissed and a settlement of these proceedings has been proposed and conditionally accepted, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Three months ended March 31,
	2004	2003

Cash (used in) provided by operating activities	$(1,110)	$813
Cash (used in) provided by investing activities	(5,410)	6,606
Cash provided by (used in) financing activities	94	(4,848)

At March 31, 2004, InsWeb’s principal source of liquidity was $25.0 million in cash, cash equivalents and short-term investments, which decreased from $26.1 million as of December 31, 2003.  The decrease resulted from the use of $1.1 million from operating activities.

For the three months ended March 31, 2004, net cash used in operating activities was $1.1 million compared to cash provided by operating activities of $0.8 million for the comparable period in 2003.  For the three months ended March 31, 2004, non-cash items included depreciation and amortization of assets of $0.2 million.  InsWeb’s net loss of $2.0 million was partially offset by a decrease in prepaid expenses and other current assets of $0.4 million and an increase in accounts payable of $0.5 million, which contributed to cash used in operations for the three months ended March 31, 2004.

For the three months ended March 31 2004, net cash used in investing activities was $5.4 million, which primarily consisted of the purchases of short-term investments offset by the redemptions of short-term investments.

For the three months ended March 31, 2004, net cash provided by financing activities was $0.1 million.  Cash provided by financing activities was attributable to the proceeds of common stock through stock plans of $0.1 million.

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

Aggregate contractual cash obligations, net of sublease income, as of March 31, 2004 is summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2004	$2,490	$(1,476)	$1,014
2005	3,257	(1,961)	1,296
2006	3,391	(2,030)	1,361
2007	3,483	(2,100)	1,383
2008	2,936	(1,615)	1,321
Thereafter	2,515	—	2,515
	$18,072	$(9,182)	$8,890

In July 2002, InsWeb and one of its sublessees agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City. Under the terms of the amendment, the sublessee agreed to rent the entire facility for the duration of InsWeb’s lease (through September 2008) and to pay all rent and operating expenses otherwise payable by InsWeb directly to the landlord. Therefore, the amended sublease agreement results in a reduction in InsWeb’s operating lease commitments by $8.6 million, through the remainder of the lease. However, the sublessee is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual, or to record other income to decrease the accrual if conditions so warrant.

InsWeb currently anticipates that its cash, cash equivalents, short-term investments and operating cash flows will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Although InsWeb does not anticipate the need for additional financing, InsWeb nevertheless may require additional funds to meet operating needs, or to expand its business internally or through acquisition. InsWeb cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, its business could be materially harmed. If additional funds were raised through the issuance of equity securities, the percentage ownership of InsWeb’s then-current stockholders would be reduced.

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur operating losses at least through 2004. We incurred operating losses of $7.0 million for 2003, $15.5 million for 2002, and $46.0 million for 2001. As of March 31, 2004, our accumulated deficit was $175.7 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

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

•                                          Our ability to convert site visits into transaction fees may fluctuate due to changes in our user interface or other features on our site;

•                                          Our ability to generate transaction fees may be adversely affected by changes in the underwriting criteria used by our participating insurance companies to determine which consumers will be offered quotes; and

•                                          Our ability to generate transaction fees may also be harmed due to technical difficulties on our website that hamper a consumer’s ability to start or complete a shopping session.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 79% of our transaction revenues in 2003, approximately 83% in 2002 and approximately 69% in 2001. For the three months ended March 31, 2004, auto insurance accounted for approximately 71% of our transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

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

Because a limited number of insurance companies account for a majority of our revenues, the loss of a single insurance company relationship could result in a substantial drop in our revenues

InsWeb has been dependent on a limited number of insurance companies for a majority of its revenues. Revenues from Progressive, GE Financial Assurance (“GEFA”) and American Family accounted for approximately 14%, 14% and 10%, respectively, of InsWeb’s revenues for the year ended December 31, 2003. Revenues from Amica, GEFA and Kemper Direct accounted for approximately 14%, 14% and 10%, respectively, of InsWeb’s revenues for the year ended December 31, 2002. Revenues from Amica, GEFA and AIG accounted for approximately 11%, 11% and 10%, respectively, of InsWeb’s revenues for the year ended December 31, 2001. Revenues from Progressive and John Hancock accounted for approximately 13% and 12%, respectively, of our revenues for the three months ended March 31, 2004.

In September 2003, Progressive discontinued its participation as a quoting company in the InsWeb market place; however, in October 2003, Progressive signed an agreement to participate in the Sponsored Web Link program. In November 2003, GEFA’s participation as an instant quoting carrier within the InsWeb marketplace was terminated as a result of its acquisition by AIG, Inc., who is and will continue as a quoting company in the InsWeb marketplace.

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

For 2003, 2002 and 2001, we received approximately 13%, 11% and 32%, respectively of our website traffic from the major Internet portals Yahoo! Inc., MSN and AOL. For the three months ended March 31, 2004, we received approximately 14% of our website traffic from these online relationships.  During 2002 InsWeb significantly expanded its on-line marketing relationship with LowerMyBills.com, Inc., as a result of which LowerMyBills.com delivered approximately 34% and 21% of InsWeb’s website traffic for 2002 and 2003, respectively.  For the remainder of 2004, the Company’s expects LowerMyBills.com to provide little consumer traffic. We expect revenues and operating results for 2004 to be negatively impacted by the reduction in consumer traffic from LowerMyBills.com, as well as by increasing price competition in the marketplace for the online insurance consumer. We have experienced and expect to continue to experience increases in our direct marketing costs per online insurance consumer acquired.

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

Additionally, several of our participating insurance companies have chosen a technical solution that requires that our website servers communicate with these insurance companies’ computer systems in order to perform the underwriting and risk analysis and rating functions required to generate quotes. Thus, the availability of quotes from a given insurance company may depend in large part upon the reliability of that insurance company’s own computer systems, over which we have no control

Our facilities and systems are vulnerable to natural disasters and other unexpected losses, and we may not have adequate insurance to cover such losses

Our computer hardware operations are located in leased facilities in Gold River, California. A third-party service provider located in the Sacramento, California area maintains a backup of our critical systems. If both of these locations experienced a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, power loss, telecommunications failures, break-ins, natural disasters and similar events. If we seek to replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

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

Regulation of the Internet is unsettled, and future regulations could inhibit the growth of the Internet and otherwise harm our business

The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. Furthermore, the growth and development of the market for electronic commerce may prompt the enactment of more stringent consumer protection laws that may impose additional burdens on companies conducting business online. For example, the recent enactment of federal legislation restricting the sending of unsolicited commercial email, or “spam”, may impede the implementation of national email-based marketing campaigns. New laws also may inhibit the growth of the Internet as a medium for commerce and comparison insurance shopping, which could, in turn, decrease demand for our services, increase our cost of doing business, or otherwise harm our business. In addition, applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

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

ITEM 3.                                        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to the Company’s disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report of InsWeb to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003.

ITEM 4.                                        CONTROLS AND PROCEDURES

(a)                                              Evaluation of disclosure controls and procedures.  The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

(b)                                 Reports on Form 8-K:

On February 4, 2004, we filed a report on Form 8-K, under Item 12, announcing InsWeb Corporation’s financial results for the quarter and year ended December 31, 2003.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2004	INSWEB CORPORATION
(Registrant)

/s/ WILLIAM D. GRIFFIN
William D. Griffin
Chief Financial Officer