Form 10-Q
period 2004-06-30
INSWEB CORP
filed 2004-08-09
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 29, 2004 were 4,706,719 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:                                                   FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$9,033	$15,223
Short-term investments	13,179	10,868
Accounts receivable, net	951	1,006
Prepaid expenses and other current assets	475	785
Total current assets	23,638	27,882
Property and equipment, net	1,106	1,386
Other assets	553	614
Total assets	$25,297	$29,882

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,258	$524
Accrued expenses	3,937	4,804
Deferred revenue	150	275
Total current liabilities	5,345	5,603

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Paid-in capital, less treasury stock	198,152	197,988
Accumulated deficit	(178,207)	(173,716)
Total stockholders’ equity	19,952	24,279
Total liabilities and stockholders’ equity	$25,297	$29,882

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Transaction fees	$3,188	$6,094	$7,018	$13,322
Development and maintenance fees	178	230	403	483
Total revenues	3,366	6,324	7,421	13,805

Operating expenses:
Technology	1,450	2,223	2,920	4,671
Sales and marketing	3,334	4,106	6,668	8,789
General and administrative	1,157	1,452	2,439	3,232
Total operating expenses	5,941	7,781	12,027	16,692
Loss from operations	(2,575)	(1,457)	(4,606)	(2,887)
Interest expense	—	(23)	—	(63)
Interest income	74	78	145	166
Other (expense) income	(30)	16	(30)	809

Net loss	$(2,531)	$(1,386)	$(4,491)	$(1,975)

Net loss per share-basic and diluted	$(0.54)	$(0.30)	$(0.96)	$(0.37)

Weighted-average shares used in computing per share amounts-basic and diluted	4,690	4,693	4,677	5,390

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,491)	$(1,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid marketing costs	58	135
Depreciation and amortization	405	554
Other	30	(9)
Net changes in operating assets and liabilities:
Accounts receivable	55	19
Prepaid expenses and other current assets	310	558
Deposits and other assets	2	67
Accounts payable	735	702
Accrued expenses	(824)	(529)
Deferred revenue	(124)	(150)
	154	667
Net cash used in operating activities	(3,844)	(628)
Cash flows from investing activities:
Redemptions of short-term investments	(15,027)	11,232
Purchases of short-term investments	12,708	(6,370)
Purchases of property and equipment	(125)	(39)
Net cash (used in) provided by investing activities	(2,444)	4,823
Cash flows from financing activities:

Repayments of debt	(74)	(1,972)
Proceeds from issuance of common stock through stock plans	172	19
Repurchase of common stock	—	(3,904)
Net cash provided by (used in) financing activities	98	(5,857)
Net decrease in cash and cash equivalents	(6,190)	(1,662)
Cash and cash equivalents, beginning of period	15,223	12,382
Cash and cash equivalents, end of period	$9,033	$10,720

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$63

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

Quotes obtained through the online marketplace are free to consumers, while participating insurance companies pay a transaction fee to InsWeb. These fees are earned either from a fee paid by an insurance company for each closed policy, from the delivery of a lead to a participating insurance company, or from a commission or broker fee earned by InsWeb’s insurance agencies, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc.

Certain consumers, depending on their responses to several preliminary screening questions, are provided the opportunity to link directly to an insurance company’s website. In these situations, the consumer will complete the insurance company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

InsWeb is subject to all of the risks inherent in an early stage business in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, unpredictable business model, limited management resources, Internet related security risks, the changing nature of the electronic commerce industry, and variations in consumer traffic (consumers shopping for insurance on the Internet) and insurance company participation. Due to the foregoing and other factors, InsWeb’s future operating results may be materially affected.

Since its inception, InsWeb has incurred significant losses, and as of June 30, 2004, InsWeb had an accumulated deficit of $178.2 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. InsWeb intends to continue to invest in product development and maintenance, sales and marketing. As a result, InsWeb believes that it will continue to incur operating losses at least for the next twelve months. InsWeb’s operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb will be able to achieve and sustain profitability. In view of the rapidly evolving nature of InsWeb’s business, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

2.  Basis of Presentation

The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”).  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission.

3.  Concentration of Risk — Significant Customers

Progressive Casualty Insurance Company (“Progressive”) and John Hancock Life Insurance Company (“John Hancock”) each accounted for 11% of total revenues for the three months ended June 30, 2004.  For the six months ended June 30, 2004, Progressive and John Hancock accounted for 12% and 11% of total revenues, respectively. John Hancock terminated its participation in the InsWeb term life insurance marketplace on June 14, 2004. Revenues from Progressive, GE Financial Assurance (“GEFA”), and American Family accounted for approximately 16%, 15% and 10%, respectively, of InsWeb’s revenues for the three months ended June 30, 2003. For the six months ended June 30, 2003, revenues from GEFA, Progressive, and American Family accounted for approximately 17%, 14%, and 10%, respectively, of InsWeb’s revenues.

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

5.  Per Share Information

Basic earnings per share, is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share would reflect the potential dilution that would occur if stock options and warrants had been exercised.  For the three and six month periods ended June 30, 2004 and 2003, common equivalent shares from stock options and warrants were excluded from the computation of net loss per share-diluted as their effect was antidilutive.

InsWeb accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net loss and net loss per share if InsWeb had applied the fair value recognition provisions of Financial Accounting Standards Board Statements No. 123 “Accounting for Stock-Based Compensation” and No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,531)	$(1,386)	$(4,491)	$(1,975)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(194)	(371)	(336)	(773)
Pro forma net loss	$(2,725)	$(1,757)	$(4,827)	$(2,748)

Net loss per share:
Basic and diluted—as reported	$(0.54)	$(0.30)	$(0.96)	$(0.37)
Basic and diluted—pro forma	$(0.58)	$(0.37)	$(1.03)	$(0.51)

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

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2004	December 31, 2003

Accrued lease obligations (see Note 9)	$2,355	$2,584
Accrued employee compensation	593	1,208
Deferred rent	515	513
Other	474	499
Total	$3,937	$4,804

7.  Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2004 and 2003 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net loss	$(2,531)	$(1,386)	$(4,491)	$(1,975)
Other comprehensive loss - change in unrealized gain (loss) on investments	(9)	(3)	(8)	—
Comprehensive loss	$(2,540)	$(1,389)	$(4,499)	$(1,975)

8.  Related Party Transactions

During the three and six months ended June 30, 2004, InsWeb recognized $181,000 and $309,000, respectively, in marketing expenses under a marketing agreement with an Internet company, compared to $121,000 and $242,000, for the comparable periods in 2003, respectively.  An affiliate of the Internet company became a stockholder of InsWeb in December 1998.

9.  Commitments and Contingencies

Leases

In July 2002, InsWeb and one of its sublessees agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City, California. Under the terms of the amendment, the sublessee agreed to rent the entire facility for the duration of InsWeb’s lease (through September 2008). All rent and operating expenses otherwise payable by InsWeb to the landlord are required to be paid directly by the sublessee. Therefore, the amended sublease offsets InsWeb’s aggregate operating lease commitments by approximately $8,119,000 through the remainder of the lease.  However, the sublessee is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease.  In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord throughout the remaining term of the lease. The Company maintains an accrual of $1,000,000 as of June 30, 2004 due to the uncertainties associated with the subleasee.

In connection with InsWeb’s other lease obligations for its formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities.  As a result of the decline in the real estate market in the geographic areas where these properties are located, the Company maintains an accrual of $1,355,000 as of June 30, 2004, which is management’s estimate of the difference between future sublease income as compared to the remaining lease obligations payable by InsWeb for these formerly occupied facilities. This compares to an accrual of $1,584,000 as of December 31, 2003. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices.

If these estimates or their related assumptions change in the future, InsWeb may be required to record additional adjustments to increase or decrease its accrual, as conditions warrant.

Securities Class Action Lawsuit

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased InsWeb common stock from July 22, 1999 through December 6, 2000.  The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999.  The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices.  No specific damages are claimed.  Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes.  In October 2002, all claims against the individual defendants were dismissed without prejudice.  In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims.  In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants.  Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters.  InsWeb and most of the other issuer defendants have accepted the settlement proposal. The settlement is subject to approval of the Court, which cannot be assured.  If the settlement is not approved by the Court, InsWeb would defend the lawsuit vigorously.  However, the litigation is in the preliminary stage, and we therefore cannot predict its outcome.  The litigation process is inherently uncertain.  An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb’s marketplace, limited operating history, anticipated losses, the unpredictability of future revenues, reliance on key customers—property and casualty insurance carriers- who are themselves subject to volatility in their operating cycles, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in the section entitled “Factors That May Affect Future Performance” and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

InsWeb operates an online insurance marketplace that enables consumers to shop online for a variety of insurance products, including automobile and term life, and obtain insurance company-sponsored quotes for actual coverage. In order to create this marketplace, InsWeb has established close relationships with a significant number of insurance companies throughout the United States.

InsWeb’s principal source of revenues is transaction fees from participating insurance companies. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies based on the delivery of qualified leads. With most insurance companies, InsWeb is paid a fee only when the consumer purchases an insurance policy, and with others, InsWeb is paid a transaction fee based on the delivery of a lead, regardless of whether or not the consumer actually purchases a policy. Qualified leads are produced in two ways: for insurance companies providing instant online quotes, a qualified lead is produced when a consumer clicks to request insurance coverage based on a specific quote; for insurance companies providing e-mail or other offline quotes, a qualified lead is produced when a consumer clicks to request the quote itself. Once a lead is generated by the consumer’s request for an application or offline quote, InsWeb transmits the lead either to InsWeb Insurance Services or to the selected insurance company or other entity by e-mail, file transfer or direct connection to the insurance company’s information system. InsWeb provides each participating insurance company with custom-formatted lead information based on the insurance companies individual requirements.

InsWeb also generates commission revenue and broker fees from the operations of its insurance agent subsidiaries. As of June 30, 2004, InsWeb’s wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (collectively “InsWeb’s Insurance Agency”), function as authorized automobile insurance agents for nine participating insurance companies in nine states. InsWeb’s Insurance Agency receives a commission based on a percentage of the initial insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent. InsWeb recognizes the revenue from these activities on the effective date of the policy, less an estimate for early cancellations of the underlying insurance policies. InsWeb also recognizes revenue when an applicable policy is renewed. Commission revenue and broker fees are included in transaction fees. InsWeb may expand its online insurance agency operations by adding additional participating insurance companies and by expanding into additional states.

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

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 75% and 73% of transaction revenues for the three and six months ended June 30, 2004 and 77% and 82% of transaction revenues for the comparable periods in 2003. We anticipate that automobile insurance will continue to account for a substantial portion of InsWeb’s revenues for the foreseeable future.

InsWeb has been dependent on a limited number of insurance companies for a significant portion of its revenues. Revenues from Progressive and John Hancock each accounted for approximately 11% of InsWeb’s revenues for the three months ended June 30, 2004, and 12% and 11%, respectively, for the six months ended June 30, 2004. John Hancock terminated its participation in the InsWeb term life insurance marketplace on June 14, 2004. InsWeb expects to continue to generate revenue from John Hancock over the next six month period as in-process term life policies are issued and paid.  Furthermore, the Company expects that the majority of leads that would have been directed to John Hancock will be directed to other carriers, new or existing. Revenues from Progressive, GE Financial Assurance, and American Family accounted for approximately 16%, 15% and 10%, respectively, of InsWeb’s revenues for the three months ended June 30, 2003. For the six months ended June 30, 2003, revenues from GE Financial Assurance, Progressive, and American Family accounted for approximately 17%, 14%, and 10%, respectively, of InsWeb’s revenues.  Because of the broad market presence of some of InsWeb’s participating insurance companies, InsWeb expects to continue to generate a substantial portion of its revenues from a limited number of insurance companies for the foreseeable future.

In April 2004, we announced that we intended to seek a strategic partnership with one or more firms that have access to a large number of qualified consumers and that such a partnership could result in the sale of all or a part of InsWeb to achieve this goal.  Our management is continuing to pursue this effort, although there can be no assurance that any such partnership arrangement or sale will result.  In the meantime, this effort will consume substantial management time and attention that may have an adverse effect on day-to-day operational matters.  In addition, our announcement may cause some of our employees to experience uncertainty about the future direction of InsWeb and their continuing roles, and may adversely affect our ability to attract and retain employees.  Uncertainty regarding our future direction could also adversely affect relations with our insurance company customers or our online partners and cause them to alter or delay decisions regarding their relationship with InsWeb.

Since its inception, InsWeb has incurred significant losses, and as of June 30, 2004, InsWeb had an accumulated deficit of $178.2 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. InsWeb intends to continue to invest in product development and maintenance, sales and marketing. As a result, InsWeb believes that it will continue to incur operating losses at least for the next twelve months. InsWeb’s operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb will be able to achieve and sustain profitability. In view of the rapidly evolving nature of InsWeb’s business, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

The following table sets forth certain statement of operations items as a percentage of total revenues for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Transaction fees	95%	96%	95%	97%
Development and maintenance fees	5%	4%	5%	3%
Total	100%	100%	100%	100%
Operating expenses:
Technology	43%	35%	39%	34%
Sales and marketing	99%	65%	90%	64%
General and administrative	35%	23%	33%	23%
Total	177%	123%	162%	121%
Loss from operations	(77)%	(23)%	(62)%	(21)%

Revenues

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2004	2003	2004	2003
Transaction fees:
Auto insurance	$2,406	$4,699	$5,142	$10,913
Term life insurance	708	1,191	1,741	2,100
Other insurance	74	204	135	309
Total transaction fees	$3,188	$6,094	$7,018	$13,322

Direct Marketing (Consumer Acquisition)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per consumer amounts)	2004	2003	2004	2003
Direct marketing costs	$2,057	$2,192	$3,911	$5,125
Direct marketing as a percent of transaction fees	61%	35%	53%	37%
Number of consumers	684	1,769	1,417	3,919
Direct marketing cost per consumer	$3.01	$1.24	$2.76	$1.31
Transaction fees per consumer	$4.92	$3.57	$5.24	$3.52

Auto Marketplace

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per consumer amounts)	2004	2003	2004	2003
Auto insurance transaction fees	$2,406	$4,699	$5,142	$10,913
Number of consumers	580	1,532	1,165	3,432
Transaction fees per consumer	$4.15	$3.07	$4.41	$3.18

Term Life Marketplace

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per consumer amounts)	2004	2003	2004	2003
Term life insurance transaction fees	$708	$1,191	$1,741	$2,100
Number of consumers	74	129	174	278
Transaction fees per consumer	$9.57	$9.23	$10.01	$7.55

Definitions:

“Direct marketing costs”	Represents expenses incurred by the company to drive consumer traffic to InsWeb’s online insurance marketplace;
“Number of consumers”	Represents a consumer who has started an InsWeb application;
“Transaction Fee per consumer”	Represents transaction revenue earned per consumer who has started an application.

Summary

Revenues for the three and six month periods ended June 30, 2004 reflect the challenging advertising environment for personal lines insurance (auto and term life insurance) that InsWeb must compete in. While direct marketing costs per consumer are up, there has yet to be an increase in the number of consumers coming to the InsWeb site, and management expects that this trend will continue for the near-term. The Company continues to work toward modifying its advertising strategies to improve these results and to find dependable and affordable sources of consumers. While dealing with the challenges on the consumer marketing side of the business, the Company continues to improve its Auto product offering by implementing a shortened quote form, sharing consumers amongst its insurance company partners to increase the overall sold policies, and adding new carriers to the Sponsored Web Link bidding platform. Within the Term Life product offering, the Company continues to shift its revenue model from a lead payment to a commission payment, and has also added several new carriers to its consumer offering.

Revenues

Transaction Fees.  Transaction fees from the sale of automobile insurance through the InsWeb online marketplace decreased to $2.4 million and $5.1 million, for the three and six months ended June 30, 2004, respectively from $4.7 million and $10.9 million for the comparable periods in 2003, a decrease of 49% and 53%, respectively. These decreases for the three and six months ended June 30, 2004 are attributable to a 62% and 66% decrease, respectively, in consumer traffic (consumers who have started the InsWeb auto application) from the comparable periods in 2003.  Revenue per auto consumer increased to $4.15 and $4.41 for the three and six months ended June 30, 2004, compared to $3.07 and $3.18 for the comparable period in 2003 as a result of the Sponsored Web Link initiative discussed above. Management expects revenue per auto consumer to increase in 2004 as InsWeb continues to expand its Sponsored Web Links program and implements other initiatives to increase the sale of automobile insurance policies to consumers that shop the InsWeb auto insurance marketplace.

Transaction fees from the sale of term life insurance through the InsWeb online marketplace decreased to $0.7 million and $1.7 million for the three and six months ended June 30, 2004 from $1.2 million and $2.1 for the comparable periods in 2003. The decrease in revenues was a result of a significant decrease in consumer traffic (consumers who have started the InsWeb term life application).  Revenue per term life consumer increased to $9.57 and $10.01 for the three and six months ended June 30, 2004, compared to $9.23 and $7.55 for the comparable periods in 2003, on a 43% and 37% decrease, respectively, in consumer traffic. Revenue per term life consumer is expected to be negatively impacted in the near term, however, as additional insurance companies convert to a commission-based revenue model. The conversion by an insurance company from a lead-based revenue model to a commission-based model results in lower revenues in short-term, as it takes 90 to 120 days to complete the sale of a term life policy. In addition, John Hancock terminated its participation on the InsWeb term life insurance marketplace on June 14, 2004, as a result of its acquisition by Manulife Financial Corporation. InsWeb expects to continue to generate revenue from John Hancock over the next six month period as the in-process term life policies are issued and paid.  Furthermore, the Company expects that the majority of leads that would have been directed to John Hancock will be directed to other carriers, new or existing.

Operating Expenses

Technology.  Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of carrier integration to the InsWeb online insurance marketplace. Technology expenses decreased to $1.5 million and $2.9 million for the three and six months ended June 30, 2004, from $2.2 million and $4.7 million for the comparable periods in 2003. The decrease was primarily attributable to a reduction in headcount. Technology expenses in 2004 are expected to be lower than 2003.

Sales and Marketing.  Sales and marketing expenses include direct marketing expenditures that include advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace. InsWeb’s current consumer marketing program is focused on maintaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace. InsWeb has experienced occasional fluctuations in the traffic from its online partners as a result of redesigns of their websites or being outbid for promotions by other online insurance providers. Also included in sales and marketing expenses are payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s insurance agency operations, which includes selling agents, underwriters, supervisors and customer service and support groups. Overall sales and marketing expenses decreased to $3.3 million and $6.7 million for the three and six months ended June 30, 2004, from $4.1 million and $8.8 million for the comparable periods in 2003. Direct marketing costs decreased to $2.1 million and $3.9 million for the three and six months ended June 30, 2004, from $2.2 million and $5.1 million for the comparable periods in 2003. However direct marketing expense as a percent of transaction fee revenues was 65% and 56% for the three and six months ended June 30, 2004, as compared to 36% and 38% for the comparable periods in 2003. The Company expects that for 2004, direct marketing expense as a percent of revenues will continue to be significantly higher as compared to 2003. Direct marketing costs will fluctuate based on the amount of consumer traffic driven to the InsWeb marketplace, while all other sales and marketing expenditures are expected to remain at current levels for the remainder of 2004.

General and Administrative.  General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $1.2 million and $2.4 million for the three and six months ended June 30, 2004 from $1.5 million and $3.2 million for the comparable periods in 2003, a decrease of 20% and 25%, respectively. The decrease was primarily due to a reduction in headcount and a decrease in legal expenses due to the settlement of litigation with eHealthInsurance in March 2003. General and administrative expenses are expected to remain at current levels for the remainder of 2004.

Interest Expense

No interest expense was incurred during the three and six months ended June 30, 2004.  Interest expense incurred for the comparable periods in 2003 totaled $23,000 and $63,000 and was primarily attributable to the fixed portion of InsWeb’s long-term marketing commitment, which was paid in May 2003.

Interest Income

Interest income was $74,000 and $145,000 for the three and six months ended June 30, 2004 and $78,000 and $166,000 for the three and six months ended June 30, 2003. Interest income is income earned on InsWeb’s investments.

Other Income (Expense)

For the six months ended June 30, 2003, other income primarily consisted of $0.8 million paid by eHealthinsurance to InsWeb for services performed by InsWeb prior to the termination of a marketing agreement between the two companies.

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

Accrual for Lease Obligations.  InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of June 30, 2004, total future obligations for these facilities amounted to $10.2 million; these obligations are offset by total future sublease income of approximately $8.7 million. Substantially all future sublease income is due from a sublessee which is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. The Company maintains an accrual of $2.4 million as of June 30, 2004 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $2.6 million as of December 31, 2003. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record adjustments to increase or decrease its accrual, as conditions warrant.

Contingencies.  As discussed in “Item 1 — Note 9 of Notes to Condensed Consolidated Financial Statements” and “Part II – Item 1,” a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering. Although some claims against InsWeb in this class action have been dismissed and a settlement of these proceedings has been proposed and conditionally accepted, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Six months ended June 30,
	2004	2003

Cash used in operating activities	$(3,844)	$(628)
Cash (used in) provided by investing activities	(2,444)	4,823
Cash provided by (used in) financing activities	98	(5,857)

At June 30, 2004, InsWeb’s principal source of liquidity was $22.2 million in cash, cash equivalents and short-term investments, which decreased from $26.1 million as of December 31, 2003.  The decrease resulted from the use of $3.8 million from operating activities.

For the six months ended June 30, 2004, net cash used in operating activities was $3.8 million compared to cash used in operating activities of $0.6 million for the comparable period in 2003.  For the six months ended June 30, 2004, non-cash items included depreciation and amortization of assets of $0.5 million.  InsWeb’s net loss of $4.5 million for the first six months of 2004 was partially offset by a decrease in prepaid expenses and other current assets of $0.3 million, which contributed to cash used in operations for the six months ended June 30, 2004.

For the six months ended June 30 2004, net cash used in investing activities was $2.4 million, which primarily consisted of  redemptions of short-term investments offset by the purchases of short-term investments.

For the six months ended June 30, 2004, net cash provided by financing activities was $0.1 million.  Cash provided by financing activities was attributable to the proceeds from exercises of stock options of $0.2 million offset by repayments of $74,000 debt to a marketing partner.

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

Aggregate contractual cash obligations as of June 30, 2004 are summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2004	$1,649	$(971)	$678
2005	3,257	(1,961)	1,296
2006	3,391	(2,030)	1,361
2007	3,483	(2,100)	1,383
2008	2,936	(1,615)	1,321
Thereafter	2,515	—	2,515
	$17,231	$(8,677)	$8,554

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur operating losses at least for the next twelve months. We incurred operating losses of $7.0 million for 2003, $15.5 million for 2002, and $46.0 million for 2001. As of June 30, 2004, our accumulated deficit was $178.2 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

Our current efforts to seek a strategic partnership could have an adverse effect on our operations and our relationships with employees, insurance company customers and online partners.

In April 2004, we announced that we intended to seek a strategic partnership with one or more firms that have access to a large number of qualified consumers and that such a partnership could result in the sale of all or a part of InsWeb to achieve this goal.  Our management is continuing to pursue this effort, although there can be no assurance that any such partnership arrangement or sale will result.  In the meantime, this effort will consume substantial management time and attention that may have an adverse effect on day-to-day operational matters.  In addition, our announcement may cause some of our employees to experience uncertainty about the future direction of InsWeb and their continuing roles, and may adversely affect our ability to attract and retain employees.  Uncertainty regarding our future direction could also adversely affect relations with our insurance company customers or our online partners and cause them to alter or delay decisions regarding their relationship with InsWeb.

Our future revenues are unpredictable, our operating results are likely to fluctuate from quarter to quarter, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly

Due to the emerging nature of the market in which we compete and the high proportion of our revenues that are derived from consumer traffic on our website, our future revenues are inherently difficult to forecast. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of our future performance. Moreover, our expense levels are based largely on our investment plans and estimates of future revenues. We may be unable to adjust our spending to compensate for an unexpected shortfall in revenues. Accordingly, any significant shortfall in revenues relative to our planned expenditures would harm our results of operations and could cause our stock price to fall sharply, particularly following quarters in which our operating results fail to meet the expectations of investors.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 79% of our transaction revenues in 2003, approximately 83% in 2002 and approximately 69% in 2001. For the six months ended June 30, 2004, auto insurance accounted for approximately 73% of our transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

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

Because a limited number of insurance companies account for a majority of our revenues, the loss of a single insurance company relationship could result in a substantial drop in our revenues

InsWeb has been dependent on a limited number of insurance companies for a majority of its revenues. Revenues from Progressive, GE Financial Assurance (“GEFA”) and American Family accounted for approximately 14%, 14% and 10%, respectively, of InsWeb’s revenues for the year ended December 31, 2003. Revenues from Amica, GEFA and Kemper Direct accounted for approximately 14%, 14% and 10%, respectively, of InsWeb’s revenues for the year ended December 31, 2002. Revenues from Amica, GEFA and AIG accounted for approximately 11%, 11% and 10%, respectively, of InsWeb’s revenues for the year ended December 31, 2001. Revenues from Progressive and John Hancock accounted for approximately 12% and 11%, respectively, of our revenues for the six months ended June 30, 2004. John Hancock terminated its participation in the InsWeb term life insurance marketplace on June 14, 2004, as a result of its acquisition by Manulife Financial Corporation. InsWeb expects to continue to generate revenue from John Hancock over the next six month period as the in-process term life policies are issued and paid.  Furthermore, the Company expects that the majority of leads that would have been directed to John Hancock will be directed to other carriers, new or existing.

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

The outcome and impact of the securities class action lawsuit involving InsWeb is uncertain

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000.  The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999.  The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices.  No specific damages are claimed.  Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes.  In October 2002, all claims against the individual defendants were dismissed without prejudice.  In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims.  In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants.  Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters.  InsWeb and most of the other issuer defendants have accepted the settlement proposal. The settlement is subject to approval of the Court, which cannot be assured.  If the settlement is not approved by the Court, InsWeb would defend the lawsuit vigorously.  However, the litigation is in the preliminary stage, and we therefore cannot predict its outcome.  The litigation process is inherently uncertain.  An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

For 2003, 2002 and 2001, we received approximately 13%, 11% and 32%, respectively of our website traffic from the major Internet portals Yahoo! Inc., MSN and AOL. For the six months ended June 30, 2004, we received approximately 31% of our website traffic from these online relationships. During 2002, InsWeb significantly expanded its on-line marketing relationship with LowerMyBills.com, Inc., as a result of which LowerMyBills.com delivered approximately 34% and 21% of InsWeb’s website traffic for 2002 and 2003, respectively.  For the remainder of 2004, the Company’s expects LowerMyBills.com to provide little consumer traffic. We expect revenues and operating results for 2004 to be negatively impacted by the reduction in consumer traffic from LowerMyBills.com, as well as by increasing price competition in the marketplace for the online insurance consumer. We have experienced and expect to continue to experience increases in our direct marketing costs per online insurance consumer acquired.

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

We rely on the services of our executive officers and other key personnel, whose knowledge of our business and the insurance industry and technical expertise would be extremely difficult to replace

Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, Chairman of our Board, and Chief Executive Officer, and the loss of the services of any of our executive officers or other key employees could harm our business.

We have no long-term employment agreements with any of our key personnel, although executive officers and key personnel are entitled to certain severance benefits should their employment be involuntarily terminated. In addition, InsWeb has granted stock options as incentives to executive officers and certain other key personnel. As the value of these incentives is highly dependent on an increase in the market price of our common stock, we may be unable to retain such key employees, nor retain or recruit other officers and key employees in the future.

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

We may be subject to claims for infringement of intellectual property, with or without merit, which could be costly to defend or settle

We may from time to time be subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. We have been subject to infringement claims in the ordinary course of business, including claims of alleged infringement of the patent and trademark rights of third parties us or by companies with which we have business relationships. Any claims of this type, with or without merit, could be time-consuming to defend, result in costly litigation, divert management attention and resources or require us to enter into royalty or license agreements. License agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

(a)                                              Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b)                                             There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:                                               OTHER INFORMATION

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

InsWeb’s 2004 Annual Meeting of Stockholders was held on June 21, 2004.  At the meeting, James M. Corroon and Thomas W. Orr, the nominees of management, were elected to serve as Class II directors, until InsWeb’s 2007 Annual Meeting of Stockholders.  The vote for Mr. Corroon and Mr. Orr was 3,934,355 shares for and 555,652 shares withheld.

Also voted upon at the meeting was a proposal to ratify the appointment of Ernst & Young LLP as InsWeb’s independent auditor for the year ending December 31, 2004, which was approved by a vote of 4,075,380 shares for; 7,421 shares against; and 50,490 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit Number	Description of Document
10.13	InsWeb Corporation Executive Retention and Severance Plan

31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)                                 Reports on Form 8-K:

On April 30, 2004, we filed a report on Form 8-K, under Item 12, announcing InsWeb Corporation’s financial results for the quarter ended March 31, 2004.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004	INSWEB CORPORATION
(Registrant)

/s/ WILLIAM D. GRIFFIN
William D. Griffin
Chief Financial Officer