Form 10-Q
period 2004-09-30
INSWEB CORP
filed 2004-11-12
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 29, 2004 were 4,751,587 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:                 FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$11,447	$15,223
Short-term investments	8,294	10,868
Accounts receivable, net	1,133	1,006
Prepaid expenses and other current assets	704	785
Total current assets	21,578	27,882
Property and equipment, net	939	1,386
Other assets	523	614
Total assets	$23,040	$29,882

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,389	$524
Accrued expenses	3,699	4,804
Deferred revenue	100	275
Total current liabilities	5,188	5,603

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Paid-in capital, less treasury stock	198,276	197,988
Accumulated deficit	(180,431)	(173,716)
Total stockholders’ equity	17,852	24,279
Total liabilities and stockholders’ equity	$23,040	$29,882

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Transaction fees	$3,228	$5,931	$10,246	$19,253
Development and maintenance fees	147	255	550	738
Total revenues	3,375	6,186	10,796	19,991

Operating expenses:
Technology	1,268	2,091	4,188	6,762
Sales and marketing	3,299	4,327	9,967	13,116
General and administrative	1,112	1,249	3,551	4,481
Total operating expenses	5,679	7,667	17,706	24,359
Loss from operations	(2,304)	(1,481)	(6,910)	(4,368)
Interest expense	—	(21)	—	(84)
Interest income	80	58	225	224
Other (expense) income	—	849	(30)	1,658
Net loss	$(2,224)	$(595)	$(6,715)	$(2,570)

Net loss per share-basic and diluted	$(0.47)	$(0.13)	$(1.43)	$(0.49)

Weighted-average shares used in computing per share amounts-basic and diluted	4,716	4,690	4,690	5,212

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,715)	$(2,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid marketing costs	87	272
Depreciation and amortization	585	775
Gain on sale of a portion of investment in Finance All K.K.	—	(822)
Other	—	(36)
Net changes in operating assets and liabilities:
Accounts receivable	(127)	139
Prepaid expenses and other current assets	81	277
Deposits and other assets	4	79
Accounts payable	865	245
Accrued expenses	(1,041)	(361)
Deferred revenue	(175)	(231)
	(393)	148
Net cash used in operating activities	(6,436)	(2,233)

Cash flows from investing activities:
Redemptions of short-term investments	26,041	14,720
Purchases of short-term investments	(23,473)	(7,946)
Purchases of property and equipment	(137)	(77)
Proceeds from sale of a portion of investment in Finance All K.K.	—	2,097
Net cash provided by investing activities	2,431	8,794

Cash flows from financing activities:
Repayments of debt	(65)	(3,307)
Proceeds from issuance of common stock through stock plans	294	45
Repurchase of common stock	—	(4,000)
Net cash provided by (used in) financing activities	229	(7,262)
Net decrease in cash and cash equivalents	(3,776)	(701)
Cash and cash equivalents, beginning of period	15,223	12,382
Cash and cash equivalents, end of period	$11,447	$11,681

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Business of InsWeb

InsWeb Corporation operates an online insurance marketplace that enables consumers to comparison shop online and obtain insurance company-sponsored quotes for a variety of insurance products, including automobile and term life. InsWeb’s marketplace electronically matches consumers and insurance companies. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes and to purchase automobile and term life insurance coverage through InsWeb’s insurance agencies.

Quotes obtained through the online marketplace are free to consumers, while participating insurance companies pay a transaction fee to InsWeb. These fees are earned either from a fee paid by an insurance company for each closed policy, from the delivery of a lead to a participating insurance provider, or from a commission or broker fee earned by InsWeb’s insurance agencies, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc.

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

Since its inception, InsWeb has incurred significant losses, and as of September 30, 2004, InsWeb had an accumulated deficit of $180.4 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. InsWeb intends to continue to invest in product development and maintenance, sales and marketing. As a result, InsWeb believes that it will continue to incur operating losses at least for the next nine to twelve months. InsWeb’s operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb will be able to achieve and sustain profitability. In view of the rapidly evolving nature of InsWeb’s business, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

2.  Basis of Presentation

The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”).  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission.

3.  Concentration of Risk — Significant Customers

For the nine months ended September 30, 2004, Progressive and John Hancock each accounted for 10% of total revenues. John Hancock terminated its participation in the InsWeb term life insurance marketplace on June 14, 2004. Revenues from Progressive, GE Financial Assurance (“GEFA”), and American Family accounted for approximately 16%, 12% and 11%, respectively, of InsWeb’s revenues for the three months ended September 30, 2003. For the nine months ended September 30, 2003, revenues from GEFA, Progressive, and American Family accounted for approximately 15%, 15%, and 10%, respectively, of InsWeb’s revenues.  In September 2003, Progressive discontinued its participation as a quoting company in the InsWeb market place; however, in October 2003, Progressive signed an agreement to participate in the Sponsored Web Link program. In November 2003, GEFA’s participation as an instant quoting carrier within the InsWeb marketplace was terminated as a result of its acquisition by AIG, Inc., who has continued as a quoting company in the InsWeb auto insurance marketplace.

4.  Concentration of Risk — Marketing Partners

InsWeb relies on relationships with Internet portals and other online companies to attract consumers to its website. In a typical arrangement, the online company includes a “link” on its website on which a user can click to jump to InsWeb’s website or to a site that InsWeb operates under the online company’s name; as part of the arrangement, InsWeb typically pays the online company a portion of the resulting transaction fees. For 2003, 2002 and 2001, we received approximately 13%, 11% and 32%, respectively of our website traffic from the major Internet portals Yahoo! Inc., MSN and AOL. For the nine months ended September 30, 2004, we received approximately 20% of our website traffic from these online relationships.  These relationships may not continue to generate a substantial amount of new traffic on InsWeb’s website, or the revenues generated by these relationships may be insufficient to justify InsWeb’s payment obligations. InsWeb has experienced fluctuations in the traffic from its online partners as a result of redesigns of their websites or being outbid for promotions by other online insurance providers. Furthermore, the value of these relationships is based on the continued positive market presence, reputation and growth of these online companies’ websites and services. Any decline in the market presence, business or reputation of these online companies’ websites and services will reduce the value of these relationships to InsWeb and could harm its business.

5.  Per Share Information

Basic earnings per share, is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share would reflect the potential dilution that would occur if stock options and warrants had been exercised.  For the three and nine month periods ended September 30, 2004 and 2003, common equivalent shares from stock options and warrants were excluded from the computation of net loss per share-diluted as their effect was antidilutive.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,224)	$(595)	$(6,715)	$(2,570)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(179)	(452)	(515)	(1,225)
Pro forma net loss	$(2,403)	$(1,047)	$(7,230)	$(3,795)

Net loss per share:
Basic and diluted—as reported	$(0.47)	$(0.13)	$(1.43)	$(0.49)
Basic and diluted—pro forma	$(0.51)	$(0.22)	$(1.54)	$(0.73)

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

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2004	December 31, 2003

Accrued lease obligations (see Note 9)	$2,238	$2,584
Accrued employee compensation	695	1,208
Deferred rent	518	513
Other	248	499
Total	$3,699	$4,804

7.  Comprehensive Loss

Total comprehensive loss for the three and nine months ended September 30, 2004 and 2003 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss	$(2,224)	$(595)	$(6,715)	$(2,570)
Other comprehensive income:
Change in cumulative translation adjustment due to the partial sale of investment in Finance All K.K.	—	132	—	132
Change in unrealized gain on available for sale securities (principally, Finance All K.K. for the three and nine months ended September 30, 2003)	2	3,254	(6)	3,254
Total comprehensive (loss) income	$(2,222)	$2,791	$(6,721)	$816

8.  Related Party Transactions

During the three and nine months ended September 30, 2004, InsWeb recognized $115,000 and $424,000, respectively, in marketing expenses under a marketing agreement with an Internet company, compared to $68,000 and $310,000, for the comparable periods in 2003, respectively.  An affiliate of the Internet company became a stockholder of InsWeb in December 1998.

9.  Commitments and Contingencies

Leases

In July 2002, InsWeb and one of its sublessees agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City, California. Under the terms of the amendment, the sublessee agreed to rent the entire facility for the duration of InsWeb’s lease (through September 2008). All rent and operating expenses otherwise payable by InsWeb to the landlord are required to be paid directly by the sublessee. Therefore, the amended sublease offsets InsWeb’s aggregate operating lease commitments by approximately $7,679,000 through the remainder of the lease.  However, the sublessee is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease.  In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord throughout the remaining term of the lease. The Company maintains an accrual of $1,000,000 as of September 30, 2004 due to the uncertainties associated with this subleasee.

In connection with InsWeb’s other lease obligation for its formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to this facility.  As a result of the decline in the real estate market in the geographic areas where this property is located, the Company maintains an accrual of $1,237,000 as of September 30, 2004, which is management’s estimate of the difference between future sublease income as compared to the remaining lease obligations payable by InsWeb for this formerly occupied facility. This compares to an accrual of $1,584,000 as of December 31, 2003. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices.

If these estimates or their related assumptions change in the future, InsWeb may be required to record additional adjustments to increase or decrease its accrual, as conditions warrant.

Securities Class Action Lawsuit

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased InsWeb common stock from July 22, 1999 through December 6, 2000.  The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999.  The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices.  No specific damages are claimed.  Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes.  In October 2002, all claims against the individual defendants were dismissed without prejudice.  In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims.  In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants.  Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters.  InsWeb and most of the other issuer defendants have accepted the settlement proposal. The settlement is subject to approval of the Court, which cannot be assured.  If the settlement is not approved by the Court, InsWeb would defend the lawsuit vigorously.  However, the litigation is in the preliminary stage, and the company therefore cannot predict its outcome.  The litigation process is inherently uncertain.  An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb’s marketplace, anticipated losses, the unpredictability of future revenues, reliance on key customers—property and casualty insurance carriers- who are themselves subject to volatility in their operating cycles, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in the section entitled “Factors That May Affect Future Performance” and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

InsWeb operates an online insurance marketplace that enables consumers to shop online for a variety of insurance products, including automobile and term life, and obtain insurance company-sponsored quotes. In order to create this marketplace, InsWeb has established close relationships with a significant number of insurance companies throughout the United States.

InsWeb’s principal source of revenues is transaction fees from participating insurance companies. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies based on the delivery of qualified leads. With most insurance companies, InsWeb is paid a fee only when the consumer purchases an insurance policy, and with others, InsWeb is paid a transaction fee based on the delivery of a lead, regardless of whether or not the consumer actually purchases a policy. Qualified leads are produced when a consumer clicks to view insurance company quotes. These leads are produced both for insurance companies providing instant online quotes and for insurance companies providing e-mail or other offline quotes. Once the leads are generated by the consumer’s request to view quotes, InsWeb transmits the leads either to InsWeb Insurance Services or to the selected insurance company or other entity by e-mail, file transfer or direct connection to the insurance company’s information system. InsWeb provides each participating insurance company with custom-formatted lead information based on the insurance companies individual requirements.

InsWeb also generates commission revenue and broker fees from the operations of its insurance agent subsidiaries. As of September 30, 2004, InsWeb’s wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (collectively “InsWeb’s Insurance Agency”), function as authorized automobile insurance agents for nine participating insurance companies in nine states. Since August 18, 2004, InsWeb’s Insurance Agency has been selling term life insurance policies in all states on behalf of six insurance companies.  Where InsWeb’s Insurance Agency has acted as the selling agent, it receives a commission based on a percentage of the initial insurance policy premium related to each insurance policy sale, and in some cases each renewal of a policy. InsWeb recognizes the revenue from these activities as the insurance policies are paid, less an estimate for early cancellations. Commission revenue and broker fees are included in transaction fees.

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

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 76% and 74% of transaction revenues for the three and nine months ended September 30, 2004 and 79% and 81% of transaction revenues for the comparable periods in 2003. We anticipate that automobile insurance will continue to account for a substantial portion of InsWeb’s revenues for the foreseeable future.

InsWeb has been dependent on a limited number of insurance companies for a significant portion of its revenues. Revenues from Progressive and John Hancock each accounted for approximately 10% of InsWeb’s revenues for the nine months ended September 30, 2004. John Hancock terminated its participation in the InsWeb term life insurance marketplace on June 14, 2004. The Company expects that the majority of leads that would have been directed to John Hancock will be directed to other carriers, new or existing. Revenues from Progressive, GEFA, and American Family accounted for approximately 16%, 12% and 11%, respectively, of InsWeb’s revenues for the three months ended September 30, 2003. For the nine months ended September 30, 2003, revenues from GE Financial Assurance, Progressive, and American Family accounted for approximately 15%, 15%, and 10%, respectively, of InsWeb’s revenues.  Because of the broad market presence of some of InsWeb’s participating insurance companies, InsWeb expects to continue to generate a substantial portion of its revenues from a limited number of insurance companies for the foreseeable future.

In April 2004, we announced that we intended to seek a strategic partnership with one or more firms that have access to a large number of qualified consumers and that such a partnership could result in the sale of all or a part of InsWeb to achieve this goal.  Although several potential strategic partners were identified during this process, the preliminary discussions did not produce an acceptable level of interest for either party. Therefore, management is now devoting its attention to other current initiatives to improve its operating results. We will continue to explore strategic opportunities if and when they arise, although there can be no assurance that any such partnership arrangement or sale will result.  Uncertainty regarding our future direction could adversely affect relations with our employees or with our insurance company customers or online partners and cause them to alter or delay decisions regarding their relationship with InsWeb.

Since its inception, InsWeb has incurred significant losses, and as of September 30, 2004, InsWeb had an accumulated deficit of $180.4 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. InsWeb intends to continue to invest in product development and maintenance, sales and marketing. As a result, InsWeb believes that it will continue to incur operating losses at least for the next nine to twelve months. InsWeb’s operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb will be able to achieve and sustain profitability. In view of the rapidly evolving nature of InsWeb’s business, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

The following table sets forth certain statement of operations items as a percentage of total revenues for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Transaction fees	96%	96%	95%	96%
Development and maintenance fees	4%	4%	5%	4%
Total	100%	100%	100%	100%
Operating expenses:
Technology	37%	34%	39%	34%
Sales and marketing	98%	70%	92%	66%
General and administrative	33%	20%	33%	22%
Total	168%	124%	164%	122%
Loss from operations	(68)%	(24)%	(64)%	(22)%

Revenues

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2004	2003	2004	2003

Transaction fees:
Auto insurance	$2,445	$4,711	$7,587	$15,624
Term life insurance	711	1,123	2,452	3,223
Other insurance	72	97	207	406
Total transaction fees	$3,228	$5,931	$10,246	$19,253

Direct Marketing (Consumer Acquisition)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per consumer amounts)	2004	2003	2004	2003
Direct marketing costs	$1,964	$2,530	$5,875	$7,655
Direct marketing as a percent of transaction fees	61%	43%	57%	40%
Number of consumers	665	1,865	2,082	5,784
Direct marketing cost per consumer	$2.95	$1.36	$2.82	$1.32
Transaction fees per consumer	$4.85	$3.18	$4.92	$3.33

Auto Marketplace

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per consumer amounts)	2004	2003	2004	2003
Auto insurance transaction fees	$2,445	$4,711	$7,587	$15,624
Number of consumers	570	1,657	1,735	5,089
Transaction fees per consumer	$4.29	$2.84	$4.37	$3.07

Term Life Marketplace

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per consumer amounts)	2004	2003	2004	2003
Term life insurance transaction fees	$711	$1,123	$2,452	$3,223
Number of consumers	69	124	242	402
Transaction fees per consumer	$10.30	$9.06	$10.13	$8.02

Definitions:

“Direct marketing costs”	Represents expenses incurred by the company to drive consumer traffic to InsWeb’s online insurance marketplace;
“Number of consumers”	Represents a consumer who has started an InsWeb application;
“Transaction Fee per consumer”	Represents transaction revenue earned per consumer who has started an application.

Summary

Revenues for the three and nine month periods ended September 30, 2004 reflect the challenging advertising environment for personal lines insurance (auto and term life insurance) in which InsWeb must compete. While direct marketing costs per consumer are up, there has yet to be an increase in the number of consumers coming to the InsWeb site. The Company continues to work toward modifying its advertising strategies to improve these results and to find dependable and affordable sources of consumers. While dealing with the challenges on the consumer marketing side of the business, the Company continues to improve its Auto product offering by implementing a shortened quote form, the sharing of consumers amongst its insurance company partners, the expansion of the Sponsored Web Link bidding platform, and the addition of a new quoting option that provides consumer leads to local insurance agents. Within the Term Life product offering, the Company continues to shift its revenue model from a lead payment to a commission payment because it believes that it will offer greater long-term financial benefit and it has also added several new carriers to its term life consumer offering.

Revenues

Transaction Fees.  Transaction fees (consisting of lead fees, commissions and Sponsored Links fees) relating to automobile insurance decreased to $2.4 million and $7.6 million, for the three and nine months ended September 30, 2004, respectively from $4.7 million and $15.6 million for the comparable periods in 2003, a decrease of 49% and 51%, respectively. These decreases for the three and nine months ended September 30, 2004 are each attributable to a 66% decrease in consumer traffic (consumers who have started the InsWeb auto application) from the comparable periods in 2003.  Revenue per auto consumer increased to $4.29 and $4.37 for the three and nine months ended September 30, 2004, compared to $2.84 and $3.07 for the comparable period in 2003 primarily as a result of the Sponsored Web Link program discussed above. Management expects revenue per auto consumer to increase for the remainder of 2004 and early 2005 as InsWeb continues to implement initiatives to increase the sale of automobile insurance policies to consumers that shop the InsWeb auto insurance marketplace, in particular the expansion of the new program of providing consumer leads to local agents.

Transaction fees (consisting of lead fees and commissions) relating to term life insurance decreased to $0.7 million and $2.5 million for the three and nine months ended September 30, 2004 from $1.1 million and $3.2 million for the comparable periods in 2003. The decrease in revenues was a result of a significant decrease in consumer traffic (consumers who have started the InsWeb term life application).  Revenue per term life consumer increased to $10.30 and $10.13 for the three and nine months ended September 30, 2004, compared to $9.06 and $8.02 for the comparable periods in 2003, on a 45% and 40% decrease, respectively, in consumer traffic. Revenue per term life consumer is expected to be negatively impacted in the near term, however, as additional insurance companies convert to a commission-based revenue model. The conversion of an insurance company from a lead-based revenue model to a commission-based model results in lower revenues in the short-term, as it takes 90 to 120 days to complete the sale of a term life policy and revenue is recognized as the policy is paid by the consumer. On June 14, 2004, John Hancock, who accounted for 10% of total revenues for the nine months ended September 30, 2004, terminated its participation on the InsWeb term life insurance marketplace.

Operating Expenses

Technology.  Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of carrier integration to the InsWeb online insurance marketplace. Technology expenses decreased to $1.3 million and $4.2 million for the three and nine months ended September 30, 2004, from $2.1 million and $6.8 million for the comparable periods in 2003. The decrease was primarily attributable to a reduction in headcount. Technology expenses for the remainder of 2004 and early 2005 are expected to remain at or near current levels.

Sales and Marketing.  Sales and marketing expenses include direct marketing expenditures that include advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace. InsWeb’s current consumer marketing program is focused on maintaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace. InsWeb has experienced occasional fluctuations in the traffic from its online partners as a result of redesigns of their websites or being outbid for promotions by other online insurance providers. Also included in sales and marketing expenses are payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s insurance agency operations (both auto and term life), which includes selling agents, underwriters, supervisors and customer service and support groups. Overall sales and marketing expenses decreased to $3.3 million and $10.0 million for the three and nine months ended September 30, 2004, from $4.3 million and $13.1 million for the comparable periods in 2003. Direct marketing costs decreased to $2.0 million and $5.9 million for the three and nine months ended September 30, 2004, from $2.5 million and $7.7 million for the comparable periods in 2003. However direct marketing expense as a percent of transaction fee revenues was 61% and 57% for the three and nine months ended September 30, 2004, as compared to 43% and 40% for the comparable periods in 2003. The Company expects that for the remainder of 2004 and into 2005, direct marketing costs per consumer acquired will remain at the current levels. Total direct marketing costs will fluctuate based on the amount of consumer traffic driven to the InsWeb marketplace, while all other sales and marketing expenditures are expected to increase for the remainder of 2004 and early 2005, as the term life agency operations are expanded.

General and Administrative.  General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $1.1 million and $3.6 million for the three and nine months ended September 30, 2004 from $1.2 million and $4.5 million for the comparable periods in 2003. The decrease was primarily due to a reduction in headcount. General and administrative expenses are expected to remain at current levels for the remainder of 2004 and early 2005.

Interest Expense

No interest expense was incurred during the three and nine months ended September 30, 2004.  Interest expense incurred for the comparable periods in 2003 totaled $21,000 and $84,000 and was primarily attributable to the fixed portion of InsWeb’s long-term marketing commitment, which was paid in May 2003.

Interest Income

Interest income was $80,000 and $225,000 for the three and nine months ended September 30, 2004 and $58,000 and $224,000 for the three and nine months ended September 30, 2003. Interest income is income earned on InsWeb’s short-term investments.

Other Income (Expense)

For the three months ended September 30, 2003, other income included the $0.8 million gain from the sale of a portion of InsWeb’s interest in Finance All K.K.  For the nine months ended September 30, 2003, other income also included $0.8 million relating to the eHealthinsurance litigation settlement.

Critical Accounting Policies

InsWeb’s discussion and analysis of its financial condition and results of operations are based on InsWeb’s consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires InsWeb to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. InsWeb bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. InsWeb believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accrual for Lease Obligations.  InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of September 30, 2004, total future obligations for these facilities amounted to $9.6 million; these obligations are offset by total future sublease income of approximately $8.2 million. Substantially all future sublease income is due from a sublessee that is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease obligation and another lease for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. The Company maintains an accrual of $2.2 million as of September 30, 2004 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $2.6 million as of December 31, 2003. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record adjustments to increase or decrease its accrual, as conditions warrant.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2004	2003

Cash used in operating activities	$(6,436)	$(2,233)
Cash (used in) provided by investing activities	2,431	8,794
Cash provided by (used in) financing activities	229	(7,262)

At September 30, 2004, InsWeb’s principal source of liquidity was $19.7 million in cash, cash equivalents and short-term investments, which decreased from $26.1 million as of December 31, 2003.  The decrease resulted from the use of $6.4 million of cash in operating activities.

For the nine months ended September 30, 2004, net cash used in operating activities was $6.4 million compared to cash used in operating activities of $2.2 million for the comparable period in 2003.  For the nine months ended September 30, 2004, non-cash items included depreciation and amortization of assets of $0.6 million.  InsWeb’s net loss of $6.7 million for the first nine months of 2004 contributed to cash used in operations for the nine months ended September 30, 2004.

For the nine months ended September 30 2004, net cash provided by investing activities was $2.4 million, which primarily consisted of redemptions of short-term investments offset by the purchases of short-term investments.

For the nine months ended September 30, 2004, net cash provided by financing activities was $0.2 million.  Cash provided by financing activities was attributable to the proceeds from exercises of stock options of $0.3 million offset by debt repayments of $65,000 to a marketing partner.

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

Aggregate contractual cash obligations as of September 30, 2004 are summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2004	$807	$(486)	$321
2005	3,257	(1,961)	1,296
2006	3,391	(2,030)	1,361
2007	3,483	(2,100)	1,383
2008	2,936	(1,615)	1,321
Thereafter	2,515	—	2,515
	$16,389	$(8,192)	$8,197

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur operating losses at least for the next nine to twelve months. We incurred operating losses of $7.0 million for 2003, $15.5 million for 2002, and $46.0 million for 2001. As of September 30, 2004, our accumulated deficit was $180.4 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

Our current efforts to seek a strategic partnership could have an adverse effect on our operations and our relationships with employees, insurance company customers and online partners.

In April 2004, we announced that we intended to seek a strategic partnership with one or more firms that have access to a large number of qualified consumers and that such a partnership could result in the sale of all or a part of InsWeb to achieve this goal.  Although several potential strategic partners were identified during this process, the preliminary discussions did not produce an acceptable level of interest for either party. Therefore, management is now devoting its attention to other current initiatives to improve its operating results. We will continue to explore strategic opportunities if and when they arise, although there can be no assurance that any such partnership arrangement or sale will result.  Uncertainty regarding our future direction could adversely affect relations with our employees or with our insurance company customers or online partners and cause them to alter or delay decisions regarding their relationship with InsWeb.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 79% of our transaction revenues in 2003, approximately 83% in 2002 and approximately 69% in 2001. For the nine months ended September 30, 2004, auto insurance accounted for approximately 74% of our transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During cycles where automobile insurance rates are stable, traffic to our website might decline because consumers have less incentive to shop for insurance. On the other hand, during a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

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

Because a limited number of insurance companies account for a majority of our revenues, the loss of a single insurance company relationship could result in a substantial drop in our revenues

InsWeb has been dependent on a limited number of insurance companies for a majority of its revenues. Revenues from Progressive, GE Financial Assurance (“GEFA”) and American Family accounted for approximately 14%, 14% and 10%, respectively, of InsWeb’s revenues for the year ended December 31, 2003. Revenues from Amica, GEFA and Kemper Direct accounted for approximately 14%, 14% and 10%, respectively, of InsWeb’s revenues for the year ended December 31, 2002. Revenues from Amica, GEFA and AIG accounted for approximately 11%, 11% and 10%, respectively, of InsWeb’s revenues for the year ended December 31, 2001. Revenues from Progressive and John Hancock each accounted for approximately 10% of our revenues for the nine months ended September 30, 2004. John Hancock terminated its participation in the InsWeb term life insurance marketplace on June 14, 2004. The Company expects that the majority of leads that would have been directed to John Hancock will be directed to other carriers, new or existing.

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

For 2003, 2002 and 2001, we received approximately 13%, 11% and 32%, respectively of our website traffic from the major Internet portals Yahoo! Inc., MSN and AOL. For the nine months ended September 30, 2004, we received approximately 20% of our website traffic from these online relationships. During 2002, InsWeb significantly expanded its on-line marketing relationship with LowerMyBills.com, Inc., as a result of which LowerMyBills.com delivered approximately 34% and 21% of InsWeb’s website traffic for 2002 and 2003, respectively.  In early 2004, InsWeb terminated its on-line marketing relationship with LowerMyBills.com, Inc.

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

Regulation of the Internet is unsettled, and future regulations could inhibit the growth of the Internet and otherwise harm our business

The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. Furthermore, the growth and development of the market for electronic commerce may prompt the enactment of more stringent consumer protection laws that may impose additional burdens on companies conducting business online. For example, federal legislation restricting the sending of unsolicited commercial email, or “spam”, may impede the implementation of national email-based marketing campaigns. New laws also may inhibit the growth of the Internet as a medium for commerce and comparison insurance shopping, which could, in turn, decrease demand for our services, increase our cost of doing business, or otherwise harm our business. In addition, applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Any acquisitions or new projects that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. We may be unable to identify, negotiate or finance future acquisitions successfully, or to integrate successfully any acquisitions with our current business. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Likewise, we may choose to develop new products or services internally. The revenue realized from these potential products or services, however, might not exceed our costs; and the development process might distract management from other meaningful opportunities.

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

(b)               There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b)           Reports on Form 8-K:

On July 21, 2004, we filed a report on Form 8-K, under Item 12, announcing InsWeb Corporation’s financial results for the quarter ended June 30, 2004.

On August 5, 2004, we filed a report on Form 8-K, under Item 5, announcing the resignation of InsWeb Corporation’s Chief Executive Officer.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004	INSWEB CORPORATION
(Registrant)

/s/ WILLIAM D. GRIFFIN
William D. Griffin
Chief Financial Officer