Form 10-K
period 2004-12-31
INSWEB CORP
filed 2005-03-28
CIK 1077370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

☒                               Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004

or

☐                                  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from             to

Commission File Number 0-26083

INSWEB CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	94-3220749
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

11290 Pyrites Way, Gold River, California 95670

(Address of principal executive offices)

(916) 853-3300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2004), as reported on the Nasdaq National Market, was approximately $11,422,000. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of March 1, 2005: 4,792,413

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement for registrant’s 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Form 10-K Report.

INSWEB CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2004

PART I

This report includes a number of forward-looking statements. Such statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially from what we say in this report. These factors include, but are not limited to, our ability to generate significant revenues from our core business; our ability to achieve or maintain profitability; our reliance on automobile insurance; our ability to expand our operations; our reliance on a limited number of insurance companies for our current revenues; and our success in developing and maintaining cost efficient online relationships to attract consumers to our website. We more fully discuss these and other risk factors in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Performance” and elsewhere in this report and in our other filings with the Securities and Exchange Commission. InsWeb undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Item 1.                        Business.

InsWeb Corporation (InsWeb) was originally incorporated in California in February 1995 and re-incorporated in Delaware in October 1996, and is headquartered outside Sacramento, California. InsWeb’s headquarters mailing address is 11290 Pyrites Way, Gold River CA, 95670, and the telephone number at that location is (916) 853-3300. The InsWeb website is www.InsWeb.com. All periodic and current reports that have been filed with, or furnished to, the SEC are available on our website within 24 hours of the electronic filing.

The InsWeb Online Insurance Marketplace

InsWeb Corporation operates an online insurance marketplace that enables consumers to comparison shop online and obtain insurance company-sponsored quotes for a variety of insurance products, including automobile and term life. InsWeb’s marketplace electronically matches consumers and insurance companies. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes for actual coverage and purchase automobile and term life insurance coverage through InsWeb’s insurance agencies. Management believes that InsWeb provides insurance companies with pre-qualified consumers at attractive acquisition costs, with the scalable, cost-efficient distribution capabilities of InsWeb’s Internet-based model.

Quotes obtained through the online marketplace are free to consumers, while participating insurance companies pay a transaction fee to InsWeb. These fees are earned either from the delivery of a lead to a participating insurance company, from a fee paid by an insurance company for each closed policy, or from a commission earned by InsWeb’s wholly-owned insurance agencies, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (collectively, “InsWeb’s Insurance Agency”).

InsWeb’s business model has evolved significantly over the past twelve months to better capitalize on its position as a leading insurance portal. Within the auto insurance marketplace, consumers now have numerous options to find the carrier best suited to their needs based on initiatives implemented during 2004, including: expansion of the InsWeb sponsored web link program, which provides certain consumers the opportunity to link directly to an insurance company’s website, a shortened online application process, the approach of allowing multiple insurance carriers access to individual consumers, and lastly, the successful launch of an agent network program with a third party that provides consumer leads to local insurance agents.

In addition, InsWeb laid the foundation to achieve increased revenue per consumer within its term life marketplace through the launch of its Term Life agency and the shift from a lead payment to a commission payment revenue model, which the Company believes will offer greater long-term financial benefit.

The Quote Generation and Purchase Process

The quote generation and purchase process involves the following steps:

•       data entry by the consumer;

•       electronic underwriting;

•       electronic rating and generation of price quotes;

•       presentation of quotes to the consumer;

•       delivery of leads to participating insurance companies, local agents and/or InsWeb’s Insurance Agency;

•       purchase of the insurance policy; and

•       customer service and customer care.

Data Entry.   To complete a shopping session, a consumer completes an online form that requests information such as the consumer’s age, address and coverage requirements, a process that InsWeb estimates takes approximately 10 minutes, depending on the type of insurance sought and the complexity of the consumer’s profile. The quote form captures a comprehensive set of information designed to address basic underwriting and rating criteria. To assist consumers in evaluating and fulfilling their insurance needs, InsWeb provides consumers with a variety of interactive website features and insurance-related information. In addition, InsWeb provides online help and customer service throughout the data entry process. The consumer is required to complete only one form to obtain quotes for a particular type of insurance from participating companies offering that type of insurance in the consumer’s state, if the participating company has qualified that consumer. Throughout the data entry process, consumers are presented with the option of saving their data into their personal insurance profile. Consumers who are returning to the online marketplace can simply enter their user name and password to retrieve information they entered during previous visits. This information can be used to automatically complete portions of the quote form for other insurance products. Because the information insurance companies use to underwrite, rate and provide quotes to a consumer is entered directly by the consumer, the insurance companies can reduce or eliminate the expense associated with collecting consumer data. Moreover, information entered directly by consumers typically contains fewer errors than information provided orally to an agent or insurance company representative, who must then enter that information manually into the insurance company’s system.

Underwriting.   InsWeb’s software uses criteria set by each participating insurance company to analyze a consumer’s data and determine whether it fits within the insurance company’s targeted risk profile. InsWeb’s system can provide rapid feedback to an insurance company regarding the impact that particular criteria are having on the number of leads being directed to that company, and also permits individual criteria to be easily added or removed. Electronic underwriting eliminates the expense of screening and quoting risks that an insurance company ultimately may not want to accept. Electronic underwriting also ensures that consumers are only presented with quotes from companies who are interested in doing business with them.

Rating.   InsWeb integrates each of its participating insurance companies’ rating criteria into its online marketplace through one of several rating solutions, depending on the insurance company’s preference. These solutions include:

•       a customized interface between InsWeb’s site and the insurance company’s own rating engine;

•       an interface between InsWeb’s site and a third-party rating engine; or

•       an integration of the insurance company’s rating criteria into an InsWeb maintained rating engine.

In each case, the rating process is developed in conjunction with the participating insurance company.

Presentation of Quotes.   After a consumer has completed the form for a particular product and has requested quotes, the consumer is presented with a “quote pad.” The quote pad contains the logos of insurance companies interested in providing quotes, along with prices for the insurance companies offering instant quotes. The quote pad also informs the consumer which insurance companies will provide quotes on a delayed basis, either via e-mail or telephone. The response method varies among insurance products and companies.

Delivery of Leads.   InsWeb earns revenues from participating insurance companies based on the delivery of qualified leads. With most insurance companies, InsWeb is paid a fee only when the consumer purchases an insurance policy, and with others, InsWeb is paid a transaction fee based on the delivery of a lead, whether or not the consumer actually purchases a policy. For auto insurance coverage, qualified leads are produced when a consumer clicks to view insurance company quotes. These leads are produced both for insurance companies providing instant online quotes and for insurance companies providing e-mail or other offline quotes. For term life insurance coverage, a qualified lead is produced only when a consumer clicks to request insurance coverage based on a specific quote. Once the leads are generated by the consumer’s request to view quotes, InsWeb transmits the leads either to InsWeb’s insurance agency subsidiaries or to the selected insurance company or other entity by e-mail, file transfer or direct connection to the insurance company’s information system. InsWeb provides each participating insurance company with custom-formatted lead information based on the insurance companies individual requirements.

Purchase of Policy.   After InsWeb generates and delivers a qualified lead, insurance companies, or InsWeb’s insurance agency subsidiary, may respond directly to the interested consumer by e-mail or telephone to close the purchase of the policy or direct the lead to an agent for follow-up. The delivery of a qualified lead to the insurance company does not require further involvement by InsWeb, although InsWeb monitors insurance company responses and works with companies and agents to ensure that they are responding to leads generated from the online insurance marketplace in a timely fashion. In addition, InsWeb performs closing services, through InsWeb’s insurance agency, as a traditional agency, for some participating insurance companies. These closing services include advising consumers about coverage options, confirming consumer information, selling the policy and taking a premium deposit. In either case, the insurance company generally performs the ongoing servicing of the insurance policy after it has been sold. As of December 31, 2004, InsWeb’s insurance agency sells policies on behalf of 13 auto insurance companies in nine states and for six term life insurance companies in all states.

Customer Care.   InsWeb provides assistance to consumers throughout the data entry, quote-generation and delivery process through embedded help icons, which link to explanations of the various steps in the process and through e-mail support. InsWeb’s Customer Care Center provides additional help to consumers working through the process of shopping for insurance online through email and live telephone support.

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

•       glossaries of insurance-related terms; and

•       email and 800 phone service.

Products and Services

Insurance companies participating in InsWeb’s online insurance marketplace currently offer automobile, term life, homeowners, renters, condominium, home warranty, RV and motorcycle insurance. InsWeb’s marketplace enables consumers to analyze and compare insurance products, apply for and receive insurance company-sponsored quotes for actual coverage and purchase automobile and term life insurance coverage through an InsWeb insurance company partner or directly through InsWeb’s Insurance Agency.

In addition, InsWeb has contractual relationships with third-party providers for critical illness and health insurance.

Automobile Insurance.   Automobile insurance comprises the largest segment of the consumer insurance market, and, to date, has accounted for most of the consumer traffic on InsWeb’s online marketplace, and a majority of its revenues. At December 31, 2004, InsWeb’s online marketplace offered quotes or web-sponsored links to consumers in all 50 states, plus the District of Columbia, from 25 participating insurance companies.

Term Life Insurance.   At December 31, 2004, the InsWeb online marketplace offered comparative quotes for term life insurance from nine companies in all 50 states, plus the District of Columbia.

Other Products and Services.   InsWeb’s online marketplace also allows consumers to shop for homeowners, renters and condominium insurance, as well as home warranty, motorcycle and RV insurance, and health and critical illness insurance in certain states. At present, the InsWeb online marketplace does not offer multiple quotes with respect to these types of insurance, which are offered by a single insurance company for each product in the states in which it is available.

Insurance Company Relationships

InsWeb believes that establishing long-term relationships with reputable insurance companies is essential to its ability to offer a desirable insurance marketplace on its website. InsWeb’s focus is to maintain and expand the product offerings available on the online marketplace by selling InsWeb’s services to new companies and expanding InsWeb’s relationship with participating insurance companies.

Once an insurance company decides to participate in InsWeb’s online insurance marketplace, InsWeb’s implementation team works with the insurance company to integrate its insurance product information, which entails a process of specification development, education, planning and activation. Because of the complexity of interfacing with an insurance company’s legacy computer systems, the implementation team conducts a thorough assessment of the insurance company’s business processes, technical capabilities and desired interface to develop a comprehensive integration plan. Once an insurance company’s initial implementation is complete, InsWeb works with the insurance company to expand its geographic coverage.

At December 31, 2004, InsWeb had relationships with 34 insurance companies for automobile and term life insurance, including many large companies with established brand names that InsWeb believes are attractive to consumers. These companies are:

Type of Insurance	Insurance Companies
Automobile	AIG Allied Insurance American Family Amica Mutual Deerbrook Insurance Electric Insurance Esurance Explorer Financial Indemnity GMAC Integon	Hartford Infinity Leader Liberty Mutual Republic Indemnity Response Insurance Safeco Insurance Travelers Tri-State Unitrin Direct
Automobile Sponsored Web Links	21st Century GEICO Permanent General	Progressive State Fund
Term Life	American General Life Amica Life GE Financial Assurance Great West Lincoln National Life	Northwestern Mutual Life Ohio National Physicians Life Transamerica Occidental Life

To date, InsWeb has been dependent on a limited number of insurance companies for a significant portion of its revenues. Revenues from the top three insurance companies that participate in InsWeb’s marketplace represented 27%, 38% and 38% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Sales

InsWeb’s marketing program consists of a two-pronged effort, with substantial resources directed both at attracting increased consumer traffic to the InsWeb website, and building and expanding relationships with participating insurance companies. InsWeb believes that increased traffic will encourage insurance companies to develop and expand their relationship with InsWeb, and that enhancing the comparative shopping opportunities available through increased insurance company participation will drive further increases in consumer traffic.

Consumer Marketing

InsWeb’s consumer marketing program seeks to increase consumer traffic and brand awareness through the establishment of relationships with online companies as well as through direct online consumer advertising and marketing.

Online Relationships.   InsWeb seeks out relationships with companies whose websites feature a high volume of traffic or a substantive focus that is related to the purchase of insurance coverage, such as sites related to automobiles, homes or personal finances. Agreements with these online companies typically provide that InsWeb pay the online company a transaction fee (based on click-throughs or consumer leads) and in some cases, a fixed fee. Online companies integrate links into their websites connecting to InsWeb’s marketplace. InsWeb provides functionality to further integrate with online companies and, in some cases, provides co-branding functionality whereby the online company’s logo is presented on the InsWeb marketplace to those consumers directed to InsWeb’s marketplace from a company’s site. InsWeb’s agreements with online companies typically have a 12-month term, with either party having a right to terminate the agreement on 30 to 90 day notice.

Online Direct-Response Advertising.   InsWeb’s online direct-response advertising is intended to create a presence for InsWeb on a wide range of websites whose audiences closely match its target audience. InsWeb’s key advertisements are delivered through content sponsorships, banners and keywords on financial, news, real estate, classifieds, automobile, directory and general interest sites. InsWeb and some of its third-party marketing providers also conduct advertising campaigns promoting InsWeb through emails and electronic newsletters. InsWeb’s advertisements are targeted primarily at consumers who may be actively seeking insurance.

Traditional Consumer Marketing.   Currently, InsWeb’s consumer marketing is focused on online marketing efforts. However, in the past, InsWeb has engaged in traditional advertising, including radio, television and print advertising, and may do so again in the future.

Technology

Architecture and Interfaces

Since its inception, InsWeb has invested significant resources to develop and deploy its proprietary technology platform that InsWeb believes constitutes a significant competitive advantage.

InsWeb’s software architecture facilitates interoperability among software components to maximize responsiveness, flexibility and reliability. This architecture enables InsWeb to efficiently develop and deploy new insurance company-specific modules for underwriting, rating and data delivery. It also simplifies the process of providing InsWeb’s core marketplace functionality for use on insurance company sites. In order to speed implementation for each participating insurance company, InsWeb has developed transmission software components which allow consumer data to be custom-formatted for delivery to each insurance company based on the requirements of the insurance company’s computer system. InsWeb has developed custom communication software to provide multiple types of real-time telecommunication links to its participating insurance companies. These components provide a variety of solutions to the insurance companies to best meet their needs and interface with their legacy systems. InsWeb has devoted significant time and resources to maximize the efficiency of integrating new insurance companies into its online marketplace and to create a flexible, customizable Web interface. InsWeb’s front-end user interface is accessible to consumers via standard Web browsers and is designed without unnecessary graphics that would increase download time.

InsWeb’s server software is designed as a high-volume transaction-processing environment, with a focus on reliability, redundancy and around-the-clock availability. It is designed to enable the system to respond rapidly and to simultaneously underwrite and rate a consumer’s profile against all participating insurance companies’ criteria. The software is also designed for scalability, enabling InsWeb to expand processing capacity through the addition of more processors and servers as transaction volumes increase.

InsWeb has also integrated systems to facilitate incoming consumers through InsWeb’s Customer Care Center and the processing of leads and sale of insurance policies through its agency operations. InsWeb’s agency technology systems use a combination of its own proprietary technologies and commercially available, licensed technologies. These technologies include an array of proprietary advanced telephony and network tools to manage leads delivered from InsWeb’s marketplace and email and telephone calls received in the customer service center. InsWeb’s proprietary automated customer management system has been developed to communicate and process data with the InsWeb marketplace, outside rating services, credit bureaus, third-party data providers, and an online credit card processing company to facilitate the sale of insurance policies to consumers. Once a policy is sold, data is entered into an agency management system, where upload and download interfaces between its agency management system and various insurance company back office systems have been developed to streamline the proper fulfillment and servicing of sold policies.

Security

InsWeb employs third-party firewall technology to protect its corporate network from intrusion and uses proprietary designs to isolate confidential data on its network so that only selected information is publicly available on its website. Consumer information is transmitted to InsWeb’s site using Secure Socket Layer encryption technology, a widely used technology for transmitting encoded data via a Web browser. InsWeb employs a number of other encryption methods for delivery of consumer information to insurance companies. InsWeb protects its system management functions using security models integrated with the operating system. Additionally, some sensitive software applications incorporate proprietary authentication schemes.

Site Operations

InsWeb’s hardware servers, storage systems, Internet connections, back-up strategies and network are designed to allow its online marketplace to operate continuously. InsWeb’s main Web servers are located at its headquarters facility in Gold River, California. InsWeb uses multiple service providers to access the Internet over multiple dedicated communication lines. InsWeb uses a separate server to operate the software for each primary insurance product, as well as at least one redundant server for each core product. InsWeb uses a number of internally-developed and third-party software products to monitor the performance and availability of its website and core products. InsWeb continuously monitors consumer traffic, response times and capacity to ensure a high quality of service for consumers and insurance companies. InsWeb maintains a disaster recovery site in the Sacramento, California area through a third-party service provider to facilitate the operation of its online marketplace in case of a failure at its main facility.

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

InsWeb’s technology expenses were approximately $5.4 million in 2004, $9.0 million in 2003, and $10.3 million in 2002.

Privacy Policy

InsWeb believes that the privacy of personally identifiable information of Internet users is becoming increasingly important as the use of the Internet for electronic commerce continues to grow. InsWeb has adopted a privacy policy regarding the use and disclosure of consumer information that is collected on its online marketplace. InsWeb is a licensee of the TRUSTe Privacy Program and adheres to these standards regarding the protection of the personally identifiable information of Internet users.

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

•       online workplace marketers that sell insurance to employees over their employer’s intranet; and

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

Government Regulation

The insurance industry is subject to extensive regulation under state laws. Insurance laws and regulations cover all aspects of the insurance process, including sales techniques, underwriting for eligibility, rates, compensation, claim payments and record keeping by licensed insurance companies and insurance agents. InsWeb performs functions for licensed insurance companies and is, therefore, required to comply with a complex set of rules and regulations that often vary from state to state. If InsWeb fails to comply with these rules and regulations, InsWeb, an insurance company doing business with InsWeb, our officers, or agents with whom we contract could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could require changes to InsWeb’s business or otherwise harm InsWeb’s business. Furthermore, because the application of online commerce to the insurance market is relatively new, the impact of current or future regulations on InsWeb’s business is difficult to anticipate.

In order to provide the types of services that require an insurance license, InsWeb established two wholly-owned subsidiaries. InsWeb Insurance Services, Inc. was established in 1998 and currently maintains property and casualty licenses and life and health licenses in 50 jurisdictions (including the District of Columbia). Goldrush Insurance Services, Inc. was established in 2002 and is licensed as an insurance broker in five states. In addition, officers and employees who are engaged in the sale of insurance are licensed as insurance agents. InsWeb’s operations depend on the validity of and continued good standing under the licenses and approvals pursuant to which InsWeb’s subsidiaries, licensed officers and agents operate. Licensing laws and regulations vary depending on the jurisdiction. The applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion concerning the allowance, renewal and revocation of licenses and approvals. The inability to obtain the requisite agent licenses or other necessary licenses, permits, or authorizations could harm InsWeb’s business.

Offering services through InsWeb’s subsidiaries or through licensed officers and agents, could create conflicts with insurance companies that have policies prohibiting them from employing insurance agents or from selling insurance through agents that compete with their own exclusive agents. These conflicts could result in a loss of business from these insurance companies and could harm InsWeb’s business.

Intellectual Property

InsWeb regards its intellectual property as critical to its success, and relies upon trademark, copyright and trade secrets laws in the United States and other jurisdictions to protect its proprietary rights. The INSWEB mark has been registered in the United States, France, Germany, South Korea, Japan and the United Kingdom, and many other countries. Other U.S. and worldwide trademark applications include, but are not limited to, eAgent, InsWeb.com, Powered by InsWeb, Where You and Your Insurance Really Click, and Lower Your Insurance Costs, Not Your Expectations. InsWeb has applied for patents on its core technology and related patentable subject matter; however no patent has been issued, and thus InsWeb cannot currently prevent a competitor from independently using similar functionality. In connection with its acquisition of assets from Intuit in January 2001, InsWeb obtained the rights to patent applications filed by Intuit relating to Intuit’s online insurance shopping and purchasing service. InsWeb’s pending trademark registrations and patent applications may not be approved or granted; or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in some foreign countries. InsWeb also seeks to protect its proprietary rights through physical and technological security measures, and through the use of confidentiality or license agreements with its business partners, employees, consultants, advisors and others. Despite InsWeb’s efforts to protect its proprietary rights from unauthorized use or disclosure, employees, consultants, advisors or others may not maintain the confidentiality of InsWeb’s proprietary information, and this proprietary information may otherwise become known, or be independently developed, by competitors. The steps InsWeb has taken may not prevent misappropriation of its proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States.

InsWeb licenses its trademarks and similar proprietary rights to third parties. While InsWeb attempts to ensure that the quality of its brand is maintained by these companies, they may take actions that could harm the value of InsWeb’s proprietary rights or the reputation of InsWeb or its services.

InsWeb may receive notice of claims of infringement of other parties’ proprietary rights or claims that its own patents or other intellectual property rights are invalid. From time to time InsWeb has been subject to infringement claims in the ordinary course of its business, including claims of alleged infringement of the trademark rights of third parties by InsWeb and the companies with which it does business. Any of these claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention and resources or require InsWeb to enter into royalty or licensing agreements. Licenses may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm InsWeb’s business.

Employees

As of December 31, 2004, InsWeb had 105 full-time employees. InsWeb has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. InsWeb considers its relations with its employees to be good. InsWeb believes that its future success will depend in part on the continued service of its senior management and key technical personnel and its ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in InsWeb’s industry and geographical location is intense. InsWeb may not continue to be successful in attracting and retaining a sufficient number of qualified personnel to conduct its business in the future.

We have no long-term employment agreements with any of our key personnel. However, the executive officers and certain other key members of management are eligible to participate in the InsWeb Executive Retention and Severance Plan approved by the Board of Directors on June 14, 2004. Participants in the Plan are entitled to receive cash severance payments and health and medical benefits in the event their employment is terminated in connection with a change in control. Participants will also receive the benefits if InsWeb terminates their employment other than for “cause” or if the participant voluntarily terminates his employment for “good reason” following certain specified actions by InsWeb. Upon any other termination of employment, the participant will be entitled only to accrued salary through the date of termination and any other vested benefits.

Executive Officers of the Registrant

As of March 1, 2005, InsWeb’s executive officers were as follows:

Name	Position With InsWeb	Age
Hussein A. Enan	Chairman of the Board and Chief Executive Officer	59
William D. Griffin	Chief Financial Officer	47
L. Eric Loewe	Senior Vice President, General Counsel and Secretary	47

Hussein A. Enan co-founded InsWeb in February 1995 and has served as its Chairman of the Board since its inception. Mr. Enan served as InsWeb’s Chief Executive Officer from February 1995 to June 2002 and was reinstated to that position in August 2004. Mr. Enan also served as InsWeb’s President from May 1999 to June 2000. From March 1992 to November 1994, Mr. Enan was a general partner at E.W. Blanch, a reinsurance intermediary that merged with his own wholly-owned company, Enan & Company, a reinsurance intermediary, in March 1992. Mr. Enan founded Enan & Company in February 1979.

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

L. Eric Loewe joined InsWeb in October 1998 as Corporate Counsel, Legal and Regulatory, responsible for all regulatory compliance issues, and has served as Senior Vice President and General Counsel since September 2000 and as Secretary since July 2001. Mr. Loewe held various positions with the National Association of Independent Insurers from January 1980 to September 1998. As Senior Counsel for the NAII, Mr. Loewe was responsible for legislation and regulations affecting the association’s 570 member companies. Mr. Loewe is a member of the Illinois and California bars.

Item 2.                        Properties.

InsWeb’s corporate headquarters and its principal administrative, product development, sales and marketing operations are located in a 55,000 square foot facility in the Sacramento, California area, which InsWeb occupies under a lease expiring in 2011. InsWeb also leases approximately 75,000 square feet of office space in Redwood City, California under leases expiring through September 2008. These facilities were formerly occupied by InsWeb as its headquarters and were vacated by InsWeb in December 2000 when it consolidated its operations at its present facility.

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

Item 3.                        Legal Proceedings.

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased InsWeb’s common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. The settlement was given preliminary approval by the Court in February 2005, pending a modification to the settlement documents. If the settlement is not approved in final form by the Court, InsWeb would defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders.

InsWeb did not submit any matters to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

InsWeb’s common stock is quoted on the Nasdaq National Market under the symbol “INSW.” As of December 31, 2004, there were approximately 2,800 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of InsWeb’s common stock as reported on the Nasdaq National Market:

	Price Range Quarter Ended
	High	Low
2004
December 31, 2004	$3.16	$2.11
September 30, 2004	$4.35	$2.64
June 30, 2004	$5.30	$4.40
March 31, 2004	$5.77	$4.55
2003
December 31, 2003	$5.21	$4.21
September 30, 2003	$6.49	$4.51
June 30, 2003	$4.90	$2.05
March 31, 2003	$2.25	$1.50

InsWeb has not paid any cash dividends on its capital stock. InsWeb currently intends to retain future earnings, if any, for use in the operation and expansion of our business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6.                        Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

(in thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002	2001	2000
Revenues:
Transaction fees	$13,987	$23,192	$24,107	$22,976	$19,561
Development and maintenance fees	673	939	1,448	1,880	3,649
Total revenues	14,660	24,131	25,555	24,856	23,210
Operating expenses:
Technology	5,416	9,014	10,322	14,041	22,890
Sales and marketing	13,868	16,011	18,329	28,821	34,020
General and administrative	4,544	5,883	6,850	7,345	11,207
Amortization of intangible assets	—	—	—	—	1,150
Amortization of stock-based compensation	—	—	—	256	912
Impairment of long-lived assets(1)	—	214	3,707	18,519	4,418
Restructuring and other charges(2)	—	—	1,800	1,843	2,167
Total operating expenses	23,828	31,122	41,008	70,825	76,764
Loss from operations	(9,168)	(6,991)	(15,453)	(45,969)	(53,554)
Interest expense	—	(86)	(465)	(1,043)	(87)
Interest and other income, net(3)	235	8,123	11,340	2,086	4,429
Income (loss) before cumulative effect of a change in accounting principle	(8,933)	1,046	(4,578)	(44,926)	(49,212)
Cumulative effect of a change in accounting principle(4)	—	—	—	—	(1,635)
Net income (loss)	$(8,933)	$1,046	$(4,578)	$(44,926)	$(50,847)
Per share data—basic:
Income (loss) before cumulative effect of a change in accounting principle	$(1.90)	$0.21	$(0.65)	$(6.45)	$(8.40)
Cumulative effect of a change in accounting principle(4)	—	—	—	—	(0.28)
Net income (loss) per share—basic	$(1.90)	$0.21	$(0.65)	$(6.45)	$(8.68)
Per share data—diluted:
Income (loss) before cumulative effect of a change in accounting principle	$(1.90)	$0.20	$(0.65)	$(6.45)	$(8.40)
Cumulative effect of a change in accounting principle(4)	—	—	—	—	(0.28)
Net income (loss) per share—diluted	$(1.90)	$0.20	$(0.65)	$(6.45)	$(8.68)
Shares used in computing net income (loss) per share—basic	4,711	5,030	7,035	6,969	5,857
Shares used in computing net income (loss) per share—diluted	4,711	5,283	7,035	6,969	5,857

(1)          Represents the write-down of long-lived assets in 2003, 2002 and 2001 related to the acquisition of certain assets of Intuit Insurance Services, Inc. (See Note 8 of Notes to the Consolidated Financial Statements) and the write-off of assets in 2000 related to the Benelytics acquisition.

(2)          Represents charges recorded pursuant to InsWeb’s restructuring plan and related vacated facilities. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)          In 2003, the Company sold its interest in Finance All K.K. and recognized a gain of $6.8 million (See Note 7 of Notes to Consolidated Financial Statements). Also in 2003, InsWeb and eHealthInsurance.com agreed to settle ongoing litigation in the U.S. District Court for Northern California, and eHealthInsurance agreed to pay InsWeb $0.8 million for the services performed by InsWeb prior to the termination of the marketing agreement (See Note 10 of Notes to Consolidated Financial Statements). In 2002, InsWeb recognized a gain of $10.6 million from the renegotiation and amendment of the obligations under a license and distribution agreement, which was originally entered into in 2001 in connection with the purchase of certain assets of Intuit Insurance Services, Inc. A portion of the fixed payments previously payable to Intuit was eliminated (See Note 8 of Notes to Consolidated Financial Statements).

(4)          Reflects the impact of the adoption of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as of January 1, 2000.

CONSOLIDATED BALANCE SHEET DATA:

(in thousands)

	As of December 31,
	2004	2003	2002	2001	2000
Cash and cash equivalents	$9,334	$15,223	$12,382	$14,627	$24,795
Short-term investments	8,145	10,868	16,541	20,936	26,331
Working capital	14,451	22,279	21,787	30,324	51,657
Total assets	20,475	29,882	37,692	54,342	73,008
Long-term liabilities, excluding current portion	—	—	—	13,490	1,312
Total stockholders’ equity	15,715	24,279	27,088	31,772	63,884

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report on Form 10-K and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in continued decreases in revenue and reduced participation in InsWeb’s marketplace, anticipated losses, the unpredictability of future revenues, reliance on key customers—property and casualty insurance carriers—who are themselves subject to volatility in their operating cycles, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in the section entitled “Factors That May Affect Future Performance” and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

InsWeb operates an online insurance marketplace that enables consumers to shop online for a variety of insurance products, including automobile and term life, and obtain insurance company-sponsored quotes. In order to create this marketplace, InsWeb has established close relationships with a significant number of insurance companies throughout the United States.

InsWeb’s principal source of revenues is transaction fees from participating insurance companies. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies based on the delivery of qualified leads. With most insurance companies, InsWeb is paid a fee only when the consumer purchases an insurance policy, and with others, InsWeb is paid a transaction fee based on the delivery of a lead, regardless of whether or not the consumer actually purchases a policy. For auto insurance coverage, qualified leads are produced when a consumer clicks to view insurance company quotes. These leads are produced both for insurance companies providing instant online quotes and for insurance companies providing e-mail or other offline quotes. For term life insurance coverage, a qualified lead is produced only when a consumer clicks to request insurance coverage based on a specific quote. Once the leads are generated by the consumer’s request to view quotes, InsWeb transmits the leads either to InsWeb Insurance Services or to the selected insurance company or other entity by e-mail, file transfer or direct connection to the insurance company’s information system. InsWeb provides each participating insurance company with custom-formatted lead information based on the insurance companies individual requirements.

InsWeb also generates commission revenue and broker fees from the operations of its insurance agent subsidiaries. As of December 31, 2004, InsWeb’s wholly owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (collectively “InsWeb’s Insurance Agency”), function as authorized automobile insurance agents for nine participating insurance companies in nine states. Since August 18, 2004, InsWeb’s Insurance Agency has been selling term life insurance policies in all states on behalf of six insurance companies. Where InsWeb’s Insurance Agency acts as the selling agent, it receives a commission based on a percentage of the initial insurance policy premium related to each insurance policy sale, and in some cases each renewal of a policy. InsWeb recognizes the revenue from these activities as the insurance policies are paid, less an estimate for early cancellations. Commission revenue and broker fees are included in transaction fees.

In October 2003, InsWeb began providing “Sponsored Web Links,” whereby certain consumers, depending on their responses to several preliminary screening questions, are provided with the opportunity to link directly to an insurance company’s website. In these situations, the consumer will complete the insurance company’s online application, and InsWeb is paid a fee for that consumer link or click-through. Fees paid to InsWeb for Sponsored Web Links are included in transaction fees.

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

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 77% of transaction revenues in 2004, 79% in 2003 and 83% in 2002. We anticipate that automobile insurance will continue to account for a significant portion of InsWeb’s revenues for the foreseeable future.

InsWeb has been dependent on a limited number of insurance companies for a majority of its revenues, although recent expansion of InsWeb’s offering has reduced that dependency to some extent. Revenues from Progressive accounted for approximately 10% of InsWeb’s revenues for the year ended December 31, 2004. Revenues from Progressive, GE Financial Assurance (“GEFA”) and American Family accounted for approximately 14%, 14% and 10%, respectively, of InsWeb’s revenues for the year ended December 31, 2003. Revenues from Amica, GEFA and Kemper Direct accounted for approximately 14%, 14% and 10%, respectively, of InsWeb’s revenues for the year ended December 31, 2002.

Since its inception, InsWeb has incurred significant losses, and as of December 31, 2004, InsWeb had an accumulated deficit of $182.6 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. InsWeb intends to continue to invest in product development and maintenance, sales and marketing, as well as the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, which will require the Company to comply with Section 404 of the Sarbanes-Oxley Act in fiscal 2006. As a result, InsWeb believes that it will continue to incur operating losses at least through fiscal year 2005. In addition, if InsWeb is unable to ultimately achieve profitability the Company may need to seek additional financing to continue its business operations.

InsWeb’s operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb will be able to achieve and sustain profitability. In light of the evolving nature of InsWeb’s business, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($8.6 million in 2004 and $9.6 in 2003) and will continue to require significant amounts of capital in the near future. In order to remain competitive, we must continue to make investments essential to our ability to operate. In the event that we are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

Results of Operations

Revenue highlights for the years ended December 31:

	2004	2003	2002
	(In thousands)
Transaction fees:
Auto insurance	$10,705	$18,250	$19,914
Term life insurance	3,021	4,470	3,814
Other insurance offerings	261	472	379
	13,987	23,192	24,107
Development and maintenance fees	673	939	1,448
Total revenues	$14,660	$24,131	$25,555

Direct marketing (consumer acquisition) metrics and costs for the years ended December 31:

	2004	2003	2002
	(In thousands, except percentages and per consumer amounts)
Direct marketing costs	$8,327	$8,916	$10,985
Direct marketing as a percent of transaction fees	60%	38%	46%
Number of consumers	2,822	6,658	6,590
Direct marketing cost per consumer	$2.95	$1.34	$1.67
Transaction fees per consumer	$4.96	$3.48	$3.66

Auto marketplace metrics and costs for the years ended December 31:

	2004	2003	2002
	(In thousands, except percentages and per consumer amounts)
Auto insurance transaction revenues	$10,705	$18,250	$19,914
Number of consumers	2,370	5,779	5,683
Transaction fees per consumer	$4.52	$3.16	$3.50

Term life marketplace metrics and costs for the years ended December 31:

	2004	2003	2002
	(In thousands, except percentages and per consumer amounts)
Term life insurance transaction revenues	$3,021	$4,470	$3,814
Number of consumers	325	528	567
Transaction fees per consumer	$9.30	$8.47	$6.73

Definitions:

“Direct marketing costs”	Represents expenses incurred by the company to drive consumer traffic to InsWeb’s online insurance marketplace;
“Number of consumers”	Represents a consumer who has started an InsWeb application;

“Transaction Fee per consumer”	Represents transaction revenue earned per consumer who has started an application.

The following table sets forth statement of operations data as a percentage of total revenues for the years ended December 31:

	2004	2003	2002
Revenues:
Transaction fees	95.4%	96.1%	94.3%
Development and maintenance fees	4.6%	3.9%	5.7%
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Technology	36.9%	37.4%	40.4%
Sales and marketing	94.6%	66.3%	71.7%
General and administrative	31.0%	24.4%	26.8%
Impairment of long-lived assets	—	0.9%	14.5%
Restructuring and other charges	—	—	7.1%
Total operating expenses	162.5%	129.0%	160.5%
Loss from operations	(62.5)%	(29.0)%	(60.5)%

Years ended December 31, 2004 and 2003

Summary

InsWeb’s business model has evolved significantly over the past twelve months to better capitalize on its position as a leading insurance portal. Within the auto insurance marketplace, consumers now have numerous options to find the carrier best suited to their needs based on initiatives implemented during 2004, including: expansion of the Sponsored Web Link program, a shortened online application process, the approach of allowing multiple insurance carriers access to individual consumers, and lastly, the successful launch of an agent network program with a third party that provides consumer leads to local insurance agents. During the fourth quarter, this agent network program represented 14% of total revenues and 18% of auto transaction fees. Going forward, the Company expects that the agent network program will represent an increasing percent of auto transaction fees. Accordingly, the Company is planning to develop internally a local agent network to lessen its reliance on the third party organization that is currently providing the InsWeb leads to local insurance agents. This initiative is expected to launch in the later half of 2005.

In addition, InsWeb laid the foundation to achieve increased revenue per consumer within its term life marketplace through the launch of its Term Life agency and the shift from a lead payment to a commission payment revenue model, which the Company believes will offer greater long-term financial benefit. The conversion from a lead-based revenue model to a commission-based model results in lower revenues in the short-term, as it takes 90 to 120 days to complete the sales process for a term life policy and revenue is recognized as the policy is paid by the consumer. While this transition has had a negative effect on current revenues, it should result in an increase in term life revenues by the third quarter of 2005.

Revenues

Transaction Fees.   Transaction fees (consisting of lead fees, commissions and Sponsored Web Link fees) relating to automobile insurance decreased to $10.7 million in 2004 from $18.3 million in 2003. The 41% decrease in transaction fees is primarily attributable to a 59% decrease in the number of consumers shopping for automobile insurance on the InsWeb platform in 2004 compared to 2003. Revenue per auto consumer increased to $4.52 in 2004 from $3.16 in 2003 primarily as a result of the Sponsored Web Link program and the establishment of an agent network program with a third party that provides consumer leads to local insurance agents. Management expects revenue per auto consumer to increase in throughout 2005 as InsWeb continues to implement initiatives to increase the sale of automobile insurance policies to consumers that shop the InsWeb auto insurance marketplace, in particular the expansion of the agent network program.

Transaction fees (consisting of lead fees and commissions) from the sale of term life insurance through the InsWeb online marketplace decreased to $3.0 million in 2004 from $4.5 million in 2003, a decrease of 32%. The decrease in revenues was a result of a 38% decrease in the number of consumers shopping for term life insurance on the InsWeb platform in 2004 compared to 2003 and the conversion of a number of insurance companies to a commission based model. Revenue per term life consumer increased to $9.30 in 2004, compared to $8.48 in 2003; however, revenue per term life consumer is expected to be negatively impacted in the near term as additional insurance companies convert to a commission-based revenue model. The conversion of an insurance company from a lead-based revenue model to a commission-based model results in lower revenues in the short-term, as it takes 90 to 120 days to complete the sale of a term life policy and revenue is recognized as the policy is paid by the consumer.

Development and Maintenance Fees.   Development and maintenance fees accounted for $0.7 million, or 4.6%, of total revenues in 2004, compared to $0.9 million, or 3.9%, in 2003. Development and maintenance fees are expected to continue to decline as set-up programs have become a less significant component in an insurance company’s initial participation.

Operating Expenses

Technology.   Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of carrier integration to the InsWeb online insurance marketplace. Technology expenses decreased to $5.4 million in 2004 from $9.0 million in 2003. The decrease was primarily attributable to a reduction in headcount. Technology expenses in 2005 are expected to remain at comparable levels to 2004 expenses.

Sales and Marketing.   Sales and marketing expenses consist of direct marketing expenditures that include advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace. InsWeb’s current consumer marketing program is focused on maintaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace. Also included in sales and marketing expenses are payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s Insurance Agency operations, which includes selling agents, underwriters, supervisors and customer service and support groups. Overall sales and marketing expenses decreased to $13.9 million in 2004 from $16.0 million in 2003, while direct marketing costs decreased 7% to $8.3 million in 2004, compared to $8.9 million in 2003. Direct marketing expense as a percent of transaction revenues was 60% in 2004, as compared to 38% in 2003. The increase was primarily attributable to a significant increase in the cost of online consumer advertising and online marketing relationships in 2004. The Company expects that for 2005, direct marketing costs per consumer acquired will remain at levels comparable to 2004, while total direct marketing costs will fluctuate based on the amount of consumer traffic driven to the InsWeb marketplace. Other sales and marketing expenditures are expected to increase in early 2005, as the term life agency operations are expanded.

General and Administrative.   General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $4.5 million in 2004 from

$5.9 million in 2003. The decrease was primarily due to a reduction in headcount and a decrease in legal expenses due to the settlement of litigation with eHealthInsurance in March 2003. General and administrative expenses in 2005 are expected to remain at comparable levels to 2004 expenses.

Interest Expense

Interest expense was $0 in 2004 and $86,000 in 2003. The decrease in interest expense was attributable to a reduction in the liability due to Intuit Insurance Services, Inc. as a result of payments made by InsWeb.

Interest and Other Income, Net

Interest and other income for 2004 was $0.2 million compared to $8.1 million in 2003. Interest income represents income earned on InsWeb’s short-term investments. Interest and other income for 2003 included a gain of $6.8 million recognized on the sale of InsWeb’s interest in Finance All K.K. Additionally in 2003, InsWeb and eHealthInsurance.com agreed to settle ongoing litigation in the U.S. District Court for Northern California, and eHealthInsurance agreed to pay InsWeb $0.8 million for services performed by InsWeb prior to the termination of the marketing agreement.

Years ended December 31, 2003 and 2002

Revenues

Transaction Fees.   Transaction fees from the sale of automobile insurance decreased to $18.3 million in 2003 from $19.9 million in 2002, a decrease of 8%. Revenue per auto consumer decreased to $3.16 in 2003, compared to $3.50 in 2002, on a 2% increase in the number of consumers to the InsWeb auto insurance marketplace. The decrease in revenues was primarily attributable to lower fees paid by participating insurance companies, resulting from lower policy close rates by such insurance companies.

Transaction fees from the sale of term life insurance increased to $4.5 million in 2003 from $3.8 million in 2002, an increase of 17%. Revenue per term life consumer increased to $8.48 in 2003, compared to $6.73 in 2002, on a 7% decrease in the number of consumers to the InsWeb term life insurance marketplace. The increase in revenues was primarily attributable to the conversion (which commenced in late 2002) of a significant participating insurance company from a payment-per-lead-generated arrangement to a commission-based model where revenue is recognized upon the closing of a term life policy. This conversion resulted in lower revenues in 2002 (as it takes 60 to 120 days to close a term life policy), but increased revenues in 2003 (as revenues on a commission basis are generally greater than on a per-lead basis).

Development and Maintenance Fees.   Development and maintenance fees accounted for $0.9 million, or 3.9%, of total revenues in 2003, compared to $1.4 million, or 5.7%, in 2002.

Operating Expenses

Technology.   Technology expenses decreased to $9.0 million in 2003 from $10.3 million in 2002. The decrease was primarily attributable to a reduction in headcount.

Sales and Marketing.   Sales and marketing expenses decreased to $16.0 million in 2003 from $18.3 million in 2002, while direct marketing costs decreased 19% to $8.9 million in 2003, compared to $11.0 million in 2002. The decrease was primarily attributable to significant reductions in the price paid for online consumer marketing relationships. Direct marketing expense as a percent of transaction revenues was 38% in 2003, as compared to 46% in 2002.

General and Administrative.   General and administrative expenses decreased to $5.9 million in 2003 from $6.9 million in 2002. The decrease was primarily due to a reduction in headcount and a decrease in legal expenses due to the settlement of the matter with eHealthInsurance in March 2003.

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

Interest Expense

Interest expense was $86,000 in 2003, compared to $465,000 in 2002. The decrease in interest expense was primarily attributable to lower imputed interest associated with the long-term marketing commitments (fixed payments) due Intuit Insurance Services, Inc. as a result of payments made by InsWeb that reduced the outstanding liability.

Interest and Other Income, Net

Interest and other income for 2003 included a gain of $6.8 million recognized on the sale of InsWeb’s interest in Finance All K.K. Additionally in 2003, InsWeb and eHealthInsurance.com agreed to settle ongoing litigation in the U.S. District Court for Northern California, and eHealthInsurance agreed to pay InsWeb $0.8 million for services performed by InsWeb prior to the termination of the marketing agreement. In 2002, InsWeb recognized a gain of $10.6 million from the renegotiation and amendment of the obligations under a license and distribution agreement, which was originally entered into in 2001 in connection with the purchase of certain assets of Intuit Insurance Services, Inc. A portion of the fixed payments previously payable to Intuit was eliminated.

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

Accrual for Lease Obligations.   InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of December 31, 2004 total future obligations for these facilities amounted to $9.1 million; these obligations are offset by total estimated future sublease income of approximately $7.7 million. Substantially all future sublease income is due from a sublessee who is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. As a result of the above, the Company has recorded an accrual of $2.2 million as of December 31, 2004 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $2.6 million as of December 31, 2003. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual.

Contingencies.   As discussed in Item 3—“Legal Proceedings,” a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering. Although some claims against InsWeb in this class action have been dismissed and a settlement of these proceedings has been proposed and conditionally accepted, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Income Taxes.   InsWeb accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled.

The carrying value of our deferred tax assets, which was $70.4 million at December 31, 2004, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets for continuing operations to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Cash used in operating activities	$(8,722)	$(4,196)	$(4,118)
Cash provided by investing activities	2,548	14,467	4,579
Cash provided by (used in) financing activities	285	(7,430)	(2,706)

At December 31, 2004, InsWeb’s principal source of liquidity was $17.5 million in cash, cash equivalents and short-term investments. Since inception, InsWeb has financed its operations primarily through the sale of preferred and common stock.

Net cash used in operating activities was $8.7 million in 2004 compared to $4.2 million in 2003 and $4.1 million in 2002. In 2004, net cash used in operating activities primarily consisted of net loss, partially offset by depreciation and amortization of fixed assets of $0.7 million. Decreases in accrued expenses, partially offset by the increase in accounts payable affected cash used in operations in 2004. In 2003, net cash used in operating activities, primarily consisted of net income, offset by the gain on the sale of its investment in Finance All K.K. of $6.8 million; depreciation and amortization of fixed assets of $1.0 million; and amortization of intangible assets and prepaid marketing costs of $0.4 million. Decreases in accounts receivable and prepaid expenses, partially offset by the decreases in accrued expenses and accounts payable affected cash used in operations in 2003. In 2002, the use of cash primarily consisted of InsWeb’s operating loss, excluding non-cash items of: other income of $10.6 million; charge for the impairment of long-lived asset of $3.7 million; depreciation and amortization of fixed assets of $1.8 million; restructuring and other charges of $1.8 million; and amortization of prepaid marketing costs of $1.5 million. Decreases in other assets partially offset by the decrease in accrued expenses affected cash used in operations in 2002.

Net cash provided by investing activities was $2.5 million in 2004 compared to $14.5 million in 2003 and $4.6 million in 2002. Net cash provided by investing activities in 2004 primarily consisted of net maturities of short-term investments of $2.7 million. Net cash provided by investing activities in 2003 primarily consisted of proceeds from the sale of InsWeb’s investment in Finance All K.K. of $8.9 million and net maturities of short-term investments of $5.7 million. Net cash provided by investing activities in 2002 consisted of net maturities of short-term investments of $4.4 million, proceeds from the sale of property and equipment of $0.9 million partially offset by capital expenditures of $0.7 million.

Net cash provided by financing activities was $0.3 million in 2004 compared to net cash used in financing activities of $7.4 million in 2003 and $2.7 million in 2002. Net cash provided by financing activities in 2004 primarily represented proceeds from issuance of common stock through employee stock plans of $0.4 million, partially offset by repayment of debt of $0.1 million. Net cash used in financing activities in 2003 related to repayments of debt of $3.3 million and the repurchase of common stock for $4.2 million. Net cash used in financing activities in 2002 related to repayments of debt of $2.6 million.

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

Aggregate contractual cash obligations, net of sublease income, as of December 31, 2004 is summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2005	$3,257	$(1,961)	$1,296
2006	3,391	(2,030)	1,361
2007	3,483	(2,100)	1,383
2008	2,936	(1,615)	1,321
2009	1,078	—	1,078
Thereafter	1,437	—	1,437
	$15,582	$(7,706)	$7,876

In July 2002, InsWeb and one of its sublessees agreed to amend the sublease covering portions of the property InsWeb formerly occupied as its headquarters in Redwood City. Under the terms of the amendment, the sublessee agreed to rent the entire facility for the duration of InsWeb’s lease (through September 2008) and to pay all rent and operating expenses otherwise payable by InsWeb directly to the landlord. Therefore, the amended sublease agreement resulted in a reduction in InsWeb’s operating lease commitments by $7.2 million, through the remainder of the lease. However, the sublessee is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing reserves.

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

Recently issued accounting standards

Statement of Financial Accounting Standard No. 123(R)

On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. We could adopt the new standard in one of two ways—the modified prospective transition method or the modified retrospective transition method. We plan to adopt Statement 123R in our third quarter of fiscal 2005 and are currently evaluating the effect that the adoption of Statement 123R will have on our financial position and results of operations.

Factors That May Affect Our Future Performance

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

Our business is difficult to evaluate because our market is evolving rapidly and our business model is unpredictable

An evaluation of our future prospects is very difficult. An investor in our common stock must consider the uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. These uncertainties include:

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur operating losses at least through 2005. We incurred operating losses of $9.2 million for 2004, $7.0 million for 2003, and $15.5 million for 2002. As of December 31, 2004, our accumulated deficit was $182.6 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to significantly curtail our operations.

If we are unable to achieve cash flow breakeven or generate working capital that may be required in the future, our ability to operate could suffer or cease

Our operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($8.6 million in 2004 and $9.6 in 2003) and will continue to require significant amounts of capital in the near future. In order to remain competitive, we must continue to make investments essential to our ability to operate, including investments in direct marketing, technology and general administration, including the costs of being a public company. In the event that we are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

We may incur unexpected costs or receive less revenue than we planned from initiatives that are part of our evolving business model, and our operations could be harmed

InsWeb’s business model has evolved significantly over the past twelve months to better capitalize on its position as a leading insurance portal. Within the auto insurance marketplace, consumers now have numerous options to find the carrier best suited to their needs based on initiatives implemented during 2004, including: expansion of the Sponsored Web Link program, a shortened online application process, the approach of allowing multiple insurance carriers access to individual consumers, and lastly, the launch of an agent network program with a third party that provides consumer leads to local insurance agents. During the fourth quarter, this agent network program represented 14% of total revenues and 18% of auto transaction fees. Going forward, the Company expects that the agent network program will represent an increasing percent of auto transaction fees. Accordingly, the Company is developing internally a local agent network to lessen its reliance on the third party organization that is currently providing the InsWeb leads to local insurance agents. This initiative is expected to launch in the later half of 2005.

In addition, InsWeb laid the foundation to achieve increased revenue per consumer within its term life marketplace through the launch of its Term Life agency and the shift from a lead payment to a commission payment revenue model, which the Company believes will offer greater long-term financial benefit.

These initiatives are subject to a number of uncertainties, including the cost of developing and marketing these new products, and the continued participation of insurance carriers and our third party agent network partner. Moreover, there are many insurance agencies selling term life insurance online, and there are a number of online networks providing consumer leads to local insurance agents. If we are unable to create a positive offering with these initiatives, we may lose business to competitors and/or our business may be harmed.

Our current efforts to seek a strategic partnership could have an adverse effect on our operations and our relationships with employees, insurance company customers and online partners.

In April 2004, we announced that we intended to seek a strategic partnership with one or more firms that have access to a large number of qualified consumers and that such a partnership could result in the sale of all or a part of InsWeb to achieve this goal. Although several potential strategic partners were identified during this process, the preliminary discussions did not produce an acceptable level of interest for either party. Therefore, management is now devoting its attention to current initiatives to improve our operating results. We will continue to explore strategic opportunities if and when they arise, although there can be no assurance that any such partnership arrangement or sale will result.

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

We are exposed to increased costs and risks associated with complying with the increasing regulation of corporate governance and disclosure standards

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent auditors. We have commenced documenting our internal control systems and procedures and will need to consider improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2006. This process may require us to hire additional personnel and outside advisory services and will result in significant additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer or chief financial officer determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 77% of our transaction revenues in 2004, approximately 79% in 2003 and approximately 83% in 2002. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

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

The outcome and impact of the securities class action lawsuit involving InsWeb is uncertain

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. The settlement was given preliminary approval by the Court in February 2005, pending a modification to the settlement documents. If the settlement is not approved in final form by the Court, InsWeb would defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

We rely on the services of our executive officers and other key personnel, whose knowledge of our business and the insurance industry and technical expertise would be extremely difficult to replace

Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, Chairman of our Board and Chief Executive Officer, and the loss of the services of any of our executive officers or other key employees could harm our business.

We have no long-term employment agreements with any of our key personnel. However, the executive officers and certain other key members of management are eligible to participate in the InsWeb Executive Retention and Severance Plan approved by the Board of Directors on June 14, 2004. Participants in the Plan are entitled to receive cash severance payments and health and medical benefits in the event their employment is terminated in connection with a change in control. Participants will also receive the benefits if InsWeb terminates their employment other than for “cause” or if the participant voluntarily terminates his employment for “good reason” following certain specified actions by InsWeb. Upon any other termination of employment, the participant will be entitled only to accrued salary through the date of termination and any other vested benefits.

InsWeb has granted stock options as incentives to executive officers, new employees and certain other key personnel. As the value of these incentives is highly dependent on an increase in the market price of our common stock, we may be unable to retain such key employees, nor retain or recruit other officers and key employees in the future.

Regulation of the Internet is unsettled, and future regulations could inhibit the growth of the Internet and otherwise harm our business

The growth and development of the market for electronic commerce may prompt the enactment of more stringent consumer protection laws that may impose additional burdens on companies conducting business online. For example, the enactment of federal legislation restricting the sending of unsolicited commercial email, or “spam”, may impede the implementation of national email-based marketing campaigns. New laws also may inhibit the growth of the Internet as a medium for commerce and comparison insurance shopping, which could, in turn, decrease demand for our services, increase our cost of doing business, or otherwise harm our business. In addition, applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

InsWeb is exposed to financial market risks primarily due to changes in interest rates. The fair value of InsWeb’s investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of the major portion of InsWeb’s investment portfolio. InsWeb’s interest income is sensitive to changes in the general level of U.S. interest rates, particularly since all of our funds are invested in instruments with maturities currently less than one year. InsWeb’s policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Funds in excess of current operating requirements are invested in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and large corporations.

The table below represents carrying amounts and related weighted-average interest rates of InsWeb’s investment portfolio at December 31, 2004 (in thousands, except interest rates):

Cash equivalents	$8,659
Average interest rate	2.25%
Short-term investments	$8,145
Average interest rate	1.97%
Total investment securities	$16,804
Average interest rate	2.12%

Item 8.                        Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages F-1 to F-22.

INSWEB CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of InsWeb Corporation

We have audited the accompanying consolidated balance sheets of InsWeb Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InsWeb Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Sacramento, California
January 21, 2005

INSWEB CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$9,334	$15,223
Short-term investments	8,145	10,868
Accounts receivable, net of allowances of $27 at 2004 and $47 at 2003	1,025	1,006
Prepaid expenses and other current assets	707	785
Total current assets	19,211	27,882
Property and equipment	814	1,386
Other assets	450	614
Total assets	$20,475	$29,882
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,248	$524
Accrued expenses	3,456	4,804
Deferred revenue	56	275
Total current liabilities	4,760	5,603
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2004 and 2003	—	—
Common stock, $0.001 par value. Authorized: 25,000 shares; 7,257 shares issued and 4,789 shares outstanding at 2004, and 7,113 shares issued and 4,645 outstanding at 2003	7	7
Paid-in capital	202,961	202,584
Treasury stock, 2,468 shares at 2004 and 2003	(4,596)	(4,596)
Accumulated other comprehensive loss	(8)	—
Accumulated deficit	(182,649)	(173,716)
Total stockholders’ equity	15,715	24,279
Total liabilities and stockholders’ equity	$20,475	$29,882

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Transaction fees	$13,987	$23,192	$24,107
Development and maintenance fees	673	939	1,448
Total revenues	14,660	24,131	25,555
Operating expenses:
Technology	5,416	9,014	10,322
Sales and marketing	13,868	16,011	18,329
General and administrative	4,544	5,883	6,850
Impairment of long-lived assets	—	214	3,707
Restructuring and other charges	—	—	1,800
Total operating expenses	23,828	31,122	41,008
Loss from operations	(9,168)	(6,991)	(15,453)
Interest expense	—	(86)	(465)
Interest and other income, net	235	8,123	11,340
Net income (loss)	$(8,933)	$1,046	$(4,578)
Net income (loss) per share:
Basic	$(1.90)	$0.21	$(0.65)
Diluted	$(1.90)	$0.20	$(0.65)
Shares used in computing net income (loss) per share:
Basic	4,711	5,030	7,035
Diluted	4,711	5,283	7,035

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands, except per share amounts)

	Common Stock		Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balances, December 31, 2001	7,067	$7	$202,361	(37)	$(204)	$(208)	$(170,184)	$31,772
Issuance of shares through employee stock purchase plan and stock option plan	20	—	65	—	—	—	—	65
Shares repurchased	—	—	—	(112)	(171)	—	—	(171)
Net loss	—	—	—	—	—	—	(4,578)	(4,578)
Balances, December 31, 2002	7,087	7	202,426	(149)	(375)	(208)	(174,762)	27,088
Issuance of shares through employee stock purchase plan	26	—	133	—	—	—	—	133
Issuance of common stock warrants in connection with a service agreement	—	—	25	—	—	—	—	25
Shares repurchased	—	—	—	(2,319)	(4,221)	—	—	(4,221)
Comprehensive income (loss):
Reclassification adjustment	—	—	—	—	—	211	—	211
Change in unrealized gain on investments	—	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	—	1,046	1,046
Comprehensive income	—	—	—	—	—	—	—	1,254
Balances, December 31, 2003	7,113	7	202,584	(2,468)	(4,596)	—	(173,716)	24,279
Issuance of shares through employee stock purchase plan	144	—	377	—	—	—	—	377
Comprehensive loss:
Change in unrealized loss on investments	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(8,933)	(8,933)
Comprehensive loss	—	—	—	—	—	—	—	(8,941)
Balances, December 31, 2004	7,257	$7	$202,961	(2,468)	$(4,596)	$(8)	$(182,649)	$15,715

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Amounts in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(8,933)	$1,046	$(4,578)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment in Finance All K.K.	—	(6,838)	—
Impairment of long-lived assets and restructuring	—	214	5,507
Other income	70	(150)	(10,611)
Amortization of intangible asset	116	362	1,505
Depreciation and amortization	715	987	1,839
Issuance of common stock warrants in connection with service agreements	—	25	—
Foreign currency transaction gain	—	(36)	(48)
Net changes in operating assets and liabilities:
Accounts receivable	(19)	1,230	436
Prepaid expenses and other current assets	78	447	(63)
Other assets	48	109	2,535
Accounts payable	724	(364)	(14)
Accrued expenses	(1,302)	(844)	964
Deferred revenue	(219)	(300)	(581)
Other	—	(84)	(1,009)
Net cash used in operating activities	(8,722)	(4,196)	(4,118)
Cash flows from investing activities:
Redemptions of short-term investments	30,995	24,911	42,840
Purchases of short-term investments	28,305	(19,242)	(38,444)
Proceeds from sale of investment in Finance All K.K	—	8,878	—
Proceeds from sale of property and equipment	—	—	926
Purchases of property and equipment	(142)	(80)	(743)
Net cash provided by investing activities	2,548	14,467	4,579
Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	402	133	65
Repurchases of common stock	—	(4,221)	(171)
Repayment of debt	(117)	(3,342)	(2,600)
Net cash provided by (used in) financing activities	285	(7,430)	(2,706)
Net (decrease) increase in cash and cash equivalents	(5,889)	2,841	(2,245)
Cash and cash equivalents, beginning of year	15,223	12,382	14,627
Cash and cash equivalents, end of year	$9,334	$15,223	$12,382
Cash paid during the year for interest	$—	$86	$465

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

Quotes obtained through the online marketplace are free to consumers, while participating insurance companies pay a transaction fee to InsWeb. These fees are earned either from the delivery of a lead to a participating insurance company, from a fee paid by an insurance company for each closed policy, or from a commission or broker fee earned by InsWeb’s insurance agency subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc.

Certain consumers, depending on their responses to several preliminary screening questions, are provided the opportunity to link directly to an insurance company’s website. In these situations, the consumer will complete the insurance company’s online application, and InsWeb is paid a fee for that consumer link or click-through.

InsWeb is subject to all of the risks inherent in an early stage business in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, a limited operating history, limited management resources, dependence upon consumer acceptance of the Internet, Internet related security risks, the changing nature of the electronic commerce industry, and variations in consumer traffic and insurance company participation. InsWeb’s future operating results may be materially affected by the foregoing and other factors.

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

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Transaction fee revenue from consumer leads, for both auto insurance and term life insurance, is recognized when such lead (either as a consumer click-through or after completion of the InsWeb application) is delivered to a participating insurance company. Transaction fee revenue from closed policies is recognized in the period that the insurance company has sold an insurance policy from a qualified consumer lead.

Automobile agency commission revenue is based on a percentage of the insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent. Automobile agency commission revenue is recognized on the effective date of the policy, less an estimate for early cancellations of the underlying insurance policies. InsWeb is also entitled, generally, to a commission when the auto insurance policy is renewed.

Term life agency commission revenue is based upon the first year premium of the policy. InsWeb recognizes revenue on a cash-basis as the commission payment is received from the respective term life insurance company. InsWeb generally does not receive a commission for term life policy renewals.

Online marketing and direct marketing expense

InsWeb’s marketing strategy is designed to increase consumer traffic to its website and to drive awareness of its insurance products and services. The Company employs various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to its site. Fees related to the Company’s online marketing are expensed in the period the related consumer click-through occurs or in some cases, when the consumer leads are generated. Fixed fee payments, which are part of certain strategic partnership agreements, are generally expensed on a straight-line basis over the term of the agreement, or ratably based on delivery of the specified consumer traffic targets, whichever method results in a greater expense during the period. Online advertising payments based on per unit transactions are expensed in the period in which the consumer traffic occurred and are included in direct marketing expense.

Costs related to advertising and promotions of products are charged to sales and marketing expense as incurred. Direct marketing expense for the years ended December 31, 2004, 2003 and 2002 were $8,327,000, $8,916,000 and $10,985,000, respectively.

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign currency transactions

Prior to repayment in September 2003, the promissory note payable to a strategic partner and stockholder was remeasured from Japanese yen into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation.” Accordingly, it was remeasured at the current exchange rate as of the applicable balance sheet date and the resulting foreign currency gain (loss) was included in the consolidated statements of operations as a component of interest and other income, net. See further discussion of InsWeb’s investment in Finance All K.K. in Note 7.

In March 2001, the Company exchanged its equity interest in InsWeb Japan K.K. for a non-controlling interest in Finance All K.K. Through the date of the exchange, the Company translated its investment in InsWeb Japan K.K. at the applicable balance sheet rate and recorded the resulting translation adjustment in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Subsequent to the exchange, the Company revalued its investment in Finance All K.K. at the applicable foreign currency exchange rate and the resulting foreign currency gain (loss) was included in the consolidated statement of operations as a component of interest and other income, net. In 2003, InsWeb sold its investment in Finance All K.K. and recognized the cumulative translation adjustment of $211,000, as a component of the total gain on sale of this investment.

The Company recognized foreign currency gains of $36,000 and $48,000 for the years ending December 31, 2003 and 2002, respectively.

Concentration of risk—credit

Financial instruments that potentially subject InsWeb to concentrations of credit risk, as defined by Statement of Financial Accounting Standard No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” consist principally of cash, cash equivalents, short-term investments and accounts receivable. InsWeb deposits its cash and cash equivalents with various domestic financial institutions. Such deposits may exceed federal deposit insurance limits.

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

InsWeb’s short-term investments consist of diversified investment grade securities. InsWeb’s investment policy limits the amount of credit exposure to investments in any one issue, and InsWeb believes no significant concentration of credit risk exists with respect to these investments.

InsWeb’s customer base is dispersed across many different geographic areas, and most customers are in the insurance industry in the United States. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact InsWeb’s overall credit risk. InsWeb performs ongoing credit evaluations of its customers and generally does not require collateral. InsWeb reviews the need for allowances for potential credit losses based on historical losses, and records a provision when collectibility is uncertain. The Company has not experienced significant credit losses to date. Generally, receivables are due 30 days from the invoice date and are considered past due after this date.

Concentration of risk—significant customers

For the year ended December 31, 2004, one customer (Progressive) accounted for 10% of total revenues. For the year ended December 31, 2003, three customers (Progressive, GE Financial Assurance and American Family) accounted for 14%, 14% and 10% of total revenues, respectively. For the year ended December 31, 2002, three customers (Amica, GE Financial Assurance and Kemper Direct) accounted for 14%, 14%, and 10% of total revenues, respectively. At December 31, 2004 and 2003 one customer accounted for 14% and 13% of accounts receivable, respectively.

Income (loss) per share

Basic income (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options and warrants had been exercised. In 2004 and 2002, potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their effect would be antidilutive.

The following table reconciles the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Numerator for basic and diluted income (loss) per share:
Net income (loss) available to common stockholders	$(8,933)	$1,046	$(4,578)
Denominator for income (loss) per share:
Basic—weighted average shares of common stock outstanding	4,711	5,030	7,035
Dilutive effect of employee stock options	—	253	—
Diluted	4,711	5,283	7,035
Income (loss) per share:
Basic—as reported	$(1.90)	$0.21	$(0.65)
Diluted—as reported	$(1.90)	$0.20	$(0.65)

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Potentially dilutive securities that are not included in the diluted income (loss) calculation because they would be antidilutive are employee stock options of 273,000 as of December 31, 2004, 1,190,000 as of December 31, 2003 and 1,275,000 as of December 31, 2002, and common stock warrants of 17,000 as of December 31, 2003 and 60,000 as of December 31, 2002.

Other comprehensive income (loss)

Other comprehensive income (loss) includes reclassification adjustments and changes in unrealized gains (losses) on investments. There were no other comprehensive income (loss) items for the year ended December 31, 2002.

Stock-based compensation

At December 31, 2004, InsWeb has two stock-based employee compensation plans, which are described more fully in Note 11. InsWeb accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Under APB 25, stock-based compensation expense is based on the difference, if any, between the fair value of InsWeb’s stock and the exercise price of the option on the measurement date, which is typically the date of grant.

InsWeb accounts for options granted to non-employees in accordance with the provisions of Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” Under these provisions, options are recorded at their estimated fair value on the measurement date.

The following table illustrates the effect on net loss and net loss per share if InsWeb had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 148, (“SFAS 148”) “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model.

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net income (loss), as reported	$(8,933)	$1,046	$(4,578)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(586)	(1,517)	(2,196)
Pro forma net loss	$(9,519)	$(471)	$(6,774)
Income (loss) per share:
Basic—as reported	$(1.90)	$0.21	$(0.65)
Diluted—as reported	$(1.90)	$0.20	$(0.65)
Basic—pro forma	$(2.02)	$(0.09)	$(0.96)
Diluted—pro forma	$(2.02)	$(0.09)	$(0.96)
Stock-based compensation costs included in the determination of net income (loss), as reported	$—	$25	$—

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Option valuation models require the input of highly subjective assumptions. Because InsWeb’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. InsWeb is unable to estimate the number of options that employees will ultimately retain that otherwise would have been forfeited, absent the modification of options vesting period. Therefore no compensation expense resulting from the new measurement date is recognized prior to the employee’s termination. The above pro forma disclosures are not necessarily representative of the effects on reported income or loss for future periods as additional grants are made each year and options vest over several years.

Segment information

InsWeb operates in one segment, business-to-consumer electronic insurance services. InsWeb markets its online marketplace in the United States. The Chief Executive Officer has been identified as the Chief Operating Decision Maker because he has final authority over resource allocation decisions and performance assessment.

Recently issued accounting standards

Statement of Financial Accounting Standard No. 123(R)

On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. InsWeb may adopt the new standard in one of two ways—the modified prospective transition method or the modified retrospective transition method. InsWeb plans to adopt Statement 123R in the third quarter of fiscal 2005 and is currently evaluating the effect that the adoption of Statement 123R will have on its financial position and results of operations.

3.   Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2004	2003
Cash	$675	$264
Money market funds	957	715
Municipal securities	—	8,150
Commercial paper	6,105	5,195
U.S. Agency securities	1,597	899
	$9,334	$15,223

InsWeb accounts for its short-term investments under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires the classification of investments in debt and equity securities with readily determinable fair values as “held-to-maturity,” “available-for-sale,” Por “trading.” Management determines the appropriate

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when InsWeb has the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value based on quoted market prices, with unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity. The cost of securities sold is based on the specific identification method.

InsWeb’s investment portfolio consists of the following (in thousands):

	December 31,
	2004	2003
Available-for-sale:
Money market funds	$957	$715
Certificates of deposit	2,247	2,164
Commercial paper	6,703	6,392
Municipal securities	—	10,150
Corporate bonds	1,991	1,683
U.S. Agency securities	4,906	4,723
	$16,804	$25,827
Cash equivalents	$8,659	$14,959
Short-term investments	8,145	10,868
	$16,804	$25,827

At December 31, 2004 and 2003, the carrying value of available-for sale securities is shown net of gross unrealized losses of $8,000 and $0, respectively, which are included as a component of stockholders’ equity, and are attributable to InsWeb’s investments in commercial paper and other debt securities. At December 31, 2004, the contractual maturities of InsWeb’s investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

4.   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2004	2003
Prepaid insurance	$331	$417
Prepaid marketing fees	—	144
Other	376	224
	$707	$785

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Property and Equipment

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2004	2003
Computer and office equipment	$5,593	$6,163
Furniture and fixtures	1,208	1,208
Leasehold improvements	687	685
Software	3,220	3,166
	10,708	11,222
Less accumulated depreciation	(9,894)	(9,836)
	$814	$1,386

Depreciation expense was $715,000, $891,000 and $1,419,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.   Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2004	2003
Intangible asset (see Note 8)	$116	$232
Deposits for operating leases	332	375
Other	2	7
	$450	$614

7.   Finance All K.K. (formerly InsWeb Japan K.K.)

In 1998, InsWeb entered into an agreement with a strategic partner and stockholder to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The venture was carried out exclusively through InsWeb Japan K.K., a Japanese corporation, in which InsWeb owned an equity interest.

InsWeb’s investment in InsWeb Japan K.K. was purchased in exchange for a promissory note payable to a stockholder. The promissory note was payable in Japanese yen and accrued interest at 5% per annum, which was payable quarterly. The promissory note, together with all accrued and unpaid interest, was repaid in 2003. Interest expense related to this note for the years ended December 31, 2003 and 2002, were $58,000 and $64,000, respectively.

In 2001, InsWeb and other investors entered into an agreement pursuant to which a new privately-held holding company, Finance All K.K., controlled InsWeb Japan K.K. and two other Internet companies in which InsWeb did not hold a financial interest (the “Reorganization”). The purpose of the Reorganization was to create a holding company that would collectively create an online financial marketplace consisting of various business-to-consumer financial services. The online market place would provide services in the insurance, consumer loan, and home loan (mortgage) marketplace in Japan and the Republic of Korea. In exchange for its shares in InsWeb Japan K.K., InsWeb acquired an ownership interest in Finance All K.K.

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2003, InsWeb sold its investment in Finance All K.K. for gross proceeds of $8,878,000 and recognized a related gain of $6,838,000, which is included as a component of interest and other income, net.

InsWeb’s investment interest in Finance All K.K. was being accounted for under the cost method. Prior to the Reorganization, InsWeb accounted for its investment in InsWeb Japan K.K. under the equity method, under which InsWeb’s proportionate share of Finance All K.K. net losses were included as a component of interest and other income, net.

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

In 2003 and 2002, as a result of significantly lower than anticipated traffic levels, InsWeb reassessed the recoverability of the assets recorded in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this asset to its carrying amount. Based on these evaluations, InsWeb determined that the acquired asset was impaired, as the carrying value of the asset was in excess of fair value, and therefore recorded impairment charges of $214,000 in 2003 and $3,707,000 in 2002. The fair value of the acquired asset was based on estimated future cash flows to be generated from the Internet traffic to be received from Inuit by InsWeb, discounted using a rate commensurate with the risk involved.

9.   Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2004	2003
Accrued employee compensation	$559	$1,208
Deferred rent	522	513
Accrued marketing fees	83	95
Marketing commitment	79	126
Accrued lease obligations (see Note 10)	2,172	2,584
Other	41	278
	$3,456	$4,804

On March 28, 2002, InsWeb and Intuit amended their existing license and distribution agreement. Under the amended agreement, InsWeb made the originally agreed upon fixed payments through July 31,

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2003. Fixed payments previously payable to Intuit after July 31, 2003 were eliminated. The gain from this amended contract was $10,611,000 and was accounted for as other income in InsWeb’s results of operations for the year ended December 31, 2002.

In connection with the amended license and distribution agreement with Intuit, effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb will make variable payments to Intuit for a portion of the transaction fees received by InsWeb from the Intuit Internet traffic. The remaining marketing commitment of $79,000 at December 31, 2004 represents the present value of amounts that are estimated by management to be payable for the remaining term of the agreement. For the year ending December 31, 2004 and 2003, InsWeb made variable payments to Intuit of $123,000 and $57,000, respectively.

10.   Commitments and Contingencies

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

Net lease commitments as of December 31, 2004 are summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2005	$3,257	$(1,961)	$1,296
2006	3,391	(2,030)	1,361
2007	3,483	(2,100)	1,383
2008	2,936	(1,615)	1,321
2009	1,078	—	1,078
Thereafter	1,437	—	1,437
	$15,582	$(7,706)	$7,876

Rent expense for the years ended December 31, 2004, 2003, and 2002 was $990,000, $985,000 and $1,043,000 (net of sublease rental income of $1,983,000, $2,074,000 and $3,494,000), respectively.

Security deposits payable (under sublease agreements) as of December 31, 2004 and 2003 were $21,000 and $34,000, respectively.

One of InsWeb’s operating leases is for a 65,000 square foot building in Redwood City, California. Under the terms of this lease, InsWeb is responsible for taxes, insurance and maintenance expenses. InsWeb had previously subleased a portion of the Redwood City facility under a four-year sublease agreement. In July 2002, InsWeb and its sublessee agreed to amend the sublease, whereby, the sublessee agreed to rent the entire facility for the duration of InsWeb’s lease (through September 2008) and to pay all rent and operating expenses otherwise payable by InsWeb directly to the landlord. Therefore, the amended sublease agreement resulted in a reduction in InsWeb’s operating lease commitments of $7,223,000, through the remainder of the lease. However, the sublessee is a start-up company with limited

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease.

In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. In 2002, as result of the continued decline in the real estate markets where the InsWeb properties are located and the inherent risk associated with its sublessee, and due to actions by the sublessee in attempting to renegotiate and/or terminate the amended sublease agreement, the Company recorded an additional charge of $1,800,000 to increase its accrual for formerly occupied facilities. The remaining accrued lease obligation for formerly occupied facilities was $2,172,000 at December 31, 2004. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

eHealthInsurance litigation

In February 2001, InsWeb temporarily suspended its online health insurance quoting services due to the decision by eHealthInsurance, Inc., formerly InsWeb’s exclusive provider of online health insurance quotes, to unilaterally terminate their marketing agreement. eHealthInsurance filed suit in the U.S. District Court for Northern California alleging InsWeb’s failure to perform its obligations under the agreement. In March 2001, InsWeb filed a counterclaim alleging that eHealthInsurance wrongfully terminated the agreement and pursued a course of conduct aimed at damaging InsWeb’s business. In March 2003, InsWeb and eHealthInsurance agreed to settle ongoing litigation in the U.S. District Court for the Northern California. Although specific terms of the settlement agreement are confidential, eHealthInsurance agreed to pay InsWeb $800,000 for the services performed by InsWeb prior to the termination of the marketing agreement. In addition, the parties released all claims against each other relating to the marketing agreement.

Securities Class Action Lawsuit

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. The settlement was given preliminary approval by the Court in February 2005, pending a modification to the settlement documents. If the settlement is not approved in final form by the Court, InsWeb would defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

11.   Stockholders’ Equity

Common stock repurchase program

In 2002, the Board of Directors authorized management to repurchase shares of InsWeb’s common stock for a total purchase price of up to $1,000,000 over the succeeding 12-month period, which was subsequently extended through December 31, 2003. As of December 31, 2002, a total of 4,400 shares had been repurchased at a cost of $11,000, or an average price of $2.50 per share. In 2003, 72,565 shares were repurchased at a cost of $349,000, or an average price of $4.81 per share.

In January 2003, InsWeb implemented a voluntary no-cost program through which stockholders holding fewer than 100 shares of InsWeb’s common stock were given the option to sell their shares back to the Company at $2.35 per share. In total, 5,377 shares were repurchased through this program at a total cost of $13,000. This program expired in March 2003.

Negotiated common stock repurchases

In 2002, the Board of Directors authorized management to repurchase 107,445 shares of InsWeb’s common stock held by SOFTBANK Ventures, Inc. at a cost of $160,000.

In 2003, the Board of Directors authorized management to repurchase 2,241,440 shares of InsWeb’s common stock, consisting of 1,169,898 shares held by Intuit Insurance Services, Inc. and 1,071,542 shares held by SOFTBANK America, Inc. The shares were purchased for $3,810,000, or $1.70 per share. With the closing of this transaction, SOFTBANK Corporation’s holdings of InsWeb common stock were reduced to 353,032 shares, while Intuit Insurance Services, Inc. held no shares.

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option plans

In July 1997, InsWeb authorized the 1997 Stock Option Plan (the “Option Plan”) and the Senior Executive Option Plan (the “Executive Plan”). Under the Option Plan, the Board of Directors may issue incentive stock options to employees of InsWeb and its subsidiaries and may also issue nonqualified stock options to employees, officers, directors, independent contractors and consultants of InsWeb and its subsidiaries. Under the Executive Plan, the Board of Directors may issue nonqualified stock options to employees, officers and directors of InsWeb and its subsidiaries. In May 2003, the Option Plan was amended, with stockholder approval, to provide that each director would receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. This option grant is in lieu of previously granted options for each Board or committee meeting attended. The Option Plan provides for an automatic annual increase in the share reserve, to be effective on the first day of each fiscal year, by a number of shares equal to 5% of the number of common shares outstanding as of the last day of the preceding fiscal year. Options granted under both plans are priced at the fair market value on the date of grant and generally vest in equal monthly installments over a one to three year period, except for certain options granted to members of InsWeb’s Board of Directors, which vest immediately. Options generally expire ten years from the date of grant.

Activity under all of the Company’s stock option plans is as follows:

	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
	(in thousands, except exercise price amounts)
Balances, December 31, 2001	704	700	$37.81
Additional shares reserved	353	—	—
Granted	(702)	702	$4.54
Canceled/forfeited	127	(127)	$31.62
Balances, December 31, 2002	482	1,275	$20.08
Additional shares reserved	347	—	—
Granted	(584)	584	$2.69
Exercised	—	(8)	$2.98
Canceled/forfeited	120	(120)	$15.68
Balances, December 31, 2003	365	1,731	$14.62
Additional shares reserved	232	—	—
Granted	(271)	271	$4.51
Exercised	—	(137)	$2.55
Canceled/forfeited	721	(721)	$22.94
Balances, December 31, 2004	1,047	1,144	$8.54

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options outstanding and currently exercisable by exercise price at December 31, 2004 are as follows:

	Options Outstanding
		Weighted Average Remaining	Options Currently Exercisable
Exercise Prices	Number Outstanding	Contractual Life (in years)	Number Outstanding	Weighted Average Exercise Price
	(in thousands, except contractual life and exercise price amounts)
$1.40 - $2.05	263	8.24	144	$2.03
$2.21 - $4.74	173	8.85	80	$4.23
$4.75 - $4.95	353	7.47	293	$4.93
$4.97 - $5.00	141	9.25	32	$5.00
$5.05 - $12.75	122	6.34	119	$6.70
$12.94 - $19.50	47	5.48	47	$13.98
$24.19 - $270.00	45	4.72	45	$102.18
	1,144	7.76	760	$10.96

The per share weighted average fair value of options granted in 2004, 2003 and 2002 of $2.04, $1.82 and $3.19, respectively, was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.3%	2.8%	3.7%
Expected Volatility	0.57	0.88	0.90
Expected life (in years)	4.76	4.79	4.90
Assumed dividend yield	0%	0%	0%

Employee stock purchase plan

InsWeb has an Employee Stock Purchase Plan (the “1999 Plan”) under which eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the Common Stock on the date of commencement of the offering or on the last day of the six-month purchase period. During 2004, 2003 and 2002, 7,574, 19,034 and 19,905 shares, respectively, were distributed to employees at prices ranging from $1.84 per share to $4.54 per share. The weighted average fair value of the 2004, 2003 and 2002 awards were $3.85, $1.84 and $3.21 per share, respectively. At December 31, 2004, InsWeb had 281,000 shares of its common stock reserved for future issuance under the 1999 Plan. The number of shares of common stock issuable under the 1999 Plan is increased by 50,000 shares each year until January 1, 2008.

Common stock warrants

In connection with a consulting agreement with a third party entered into during 2003, InsWeb issued warrants to purchase an aggregate of 17,088 shares of InsWeb’s common stock at a purchase price of $4.59 per share. The warrants became exercisable on October 23, 2003 and were surrendered and cancelled on October 23, 2004. The fair value of the warrants of $25,000 was derived using the Black-Scholes option-pricing model.

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Related Party Transactions

Marketing agreements

For 2004, 2003 and 2002, InsWeb recognized $453,000, $338,000 and $1,085,000, respectively in marketing expense under a marketing agreement with an Internet company. An affiliate of the Internet company was a stockholder of InsWeb from 1999 through 2004.

For 2004, 2003 and 2002, InsWeb paid Intuit $123,000, $2,035,000 and $3,000,000, respectively, under the license and distribution agreement. See also Notes 8 and 10.

13.   Income Taxes

As of December 31, 2004 and 2003, InsWeb had net operating loss carry forwards of approximately $173,000,000 and $161,000,000 for federal income tax purposes and $104,000,000 and $91,000,000 for state income tax purposes, respectively. The federal and state net operating loss carry forwards begin to expire in the years 2011 and 2006, respectively. InsWeb’s ability to utilize its net operating loss carry forwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit, on an annual basis, InsWeb’s future use of its net operating loss carry forwards. The amount, if any, of such limitations has not yet been determined.

The components of the net deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2004	2003
Net operating loss carry forwards	$64,781	$59,939
Tax credit carry forwards	1,228	880
Accruals and allowances	8,437	8,810
Other	(4,000)	(2,941)
	70,446	66,688
Less valuation allowance	(70,446)	(66,688)
Net deferred tax asset	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, InsWeb has recorded a valuation allowance against its net deferred tax asset. The valuation allowance recorded for the years ended December 31, 2004 and 2003 increased by $3,758,000 and $1,400,000, respectively. Deferred tax assets relating to net operating loss carryforwards for federal and state purposes as of December 31, 2004 and December 31, 2003 include approximately $3,140,000 associated with stock compensation activity for which subsequent realized tax benefits, if any, will be credited directly to equity in the future.

The difference between the income tax benefit at the federal statutory rate of 34% and InsWeb’s effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets.

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2004	2003	2002
Federal tax (benefit) at statutory rate	34%	34%	(34)%
State taxes, net of federal benefit	—%	—%	(5)%
Other	—%	1%	—%
Adjustment due to change in valuation allowance	(34)%	(35)%	39%
Provision for income taxes	0%	0%	0%

14.   Employee Benefit Plan

InsWeb has a defined contribution plan offered to all eligible employees, which is qualified under section 401(k) of the Internal Revenue Code. InsWeb will match 50% of the first 6% of elective contributions made by each qualifying employee. Each participant is 100% vested in elective contributions and is incrementally vested one-third at the end of each of three consecutive years of service in employer contributions. Employer contributions for 2004, 2003 and 2002 were $161,000, $219,000 and $158,000, respectively.

15.   Quarterly Financial Information (unaudited)

	Quarter ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(amounts in thousands, except per share amounts)
Fiscal 2004:
Total revenues	$4,055	$3,366	$3,375	$3,864
Operating expenses	6,086	5,941	5,679	6,122
Loss from operations	(2,031)	(2,575)	(2,304)	(2,258)
Other income (expense), net	71	44	80	40
Net (loss) income	$(1,960)	$(2,531)	$(2,224)	$(2,218)
Net (loss) income per share—basic and diluted:	$(0.42)	$(0.54)	$(0.47)	$(0.46)
Fiscal 2003 (notes 1 and 2):
Total revenues	$7,481	$6,324	$6,186	$4,140
Operating expenses	8,911	7,781	7,667	6,763
Loss from operations	(1,430)	(1,457)	(1,481)	(2,623)
Other income (expense), net	841	71	886	6,239
Net income (loss)	$(589)	$(1,386)	$(595)	$3,616
Net (loss) income per share:
Basic	$(0.10)	$(0.30)	$(0.13)	$0.74
Diluted	$(0.10)	$(0.30)	$(0.13)	$0.73

(1)          Included in other income for the quarter ended March 31, 2003 was $800,000 relating to the litigation settlement with eHealthInsurance, Inc. See Note 10.

(2)          Included in other income for the quarters ended September 30 and December 31, 2003 was $850,000 and $6,016,000, respectively, relating to the gain from the sale of InsWeb’s investment in Finance All K.K. See Note 7.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

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

(b)         Changes in internal control over financial reporting.   There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10.                 Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Management.”

Item 11.                 Executive Compensation.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Executive Compensation and Other Matters.”

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.                 Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Certain Relationships And Related Transactions.”

Item 14.                 Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.      Exhibits, Financial Statement Schedules.

(a)   The following documents are filed as part of this Form:

1.      Financial Statements:

2.      Financial Statement Schedules:

The following financial statement schedule of InsWeb Corporation for the years ended December 31, 2004, 2003 and 2002 is filed as part of this report and should be read in conjunction with the consolidated financial statements of InsWeb Corporation.

Schedule II—Valuation and Qualifying Accounts	41

Other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or notes thereto.

3.      Exhibits:

See Index to Exhibits. The Exhibits listed in the accompanying Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2005.

INSWEB CORPORATION
By:	/s/ WILLIAM D. GRIFFIN
William D. Griffin Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive Officer	March 25, 2005
Hussein A. Enan
/s/ WILLIAM D. GRIFFIN	Chief Financial Officer	March 25, 2005
William D. Griffin	(Principal Financial and Accounting Officer)
/s/ JAMES M. CORROON	Vice Chairman of the Board	March 25, 2005
James M. Corroon
/s/ DENNIS H. CHOOKASZIAN	Director	March 25, 2005
Dennis H. Chookaszian
/s/ THOMAS W. ORR	Director	March 25, 2005
Thomas W. Orr
/s/ ROBERT A. PUCCINELLI	Director	March 25, 2005
Robert A. Puccinelli

INSWEB CORPORATION

EXHIBITS TO FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2004

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement by and between Registrant, Intuit Insurance Services, Inc. and Intuit Inc., dated as of November 25, 2000.(1)
2.2†	License and Distribution Agreement by and between Registrant and Intuit Inc., dated as of January 24, 2001.(1)
2.3†	Second Amendment to License and Distribution Agreement by and between Registrant and Intuit Inc., dated as of March 28, 2002.(2)
3.1	Amended and Restated Certificate of Incorporation of Registrant.(3)
3.2	Bylaws of Registrant.(3)
4.1	Fourth Amended and Restated Investor Rights Agreement between Registrant and certain Stockholders of Registrant, dated as of January 24, 2001.(4)
10.1*	Form of Indemnification Agreement between Registrant and Registrant’s directors and officers.(3)
10.2*	Registrant’s 1997 Stock Option Plan.(3)
10.3*	Registrant’s 1999 Employee Stock Purchase Plan.(3)
10.4*	Employment Agreement between Registrant and Hussein A. Enan, dated July 1, 1999.(5)
10.5	Joint Venture Agreement by and between Registrant and SOFTBANK Corp., dated as of December 15, 1998.(6)
10.6	Shareholders Agreement by and among SOFTBANK Finance Corporation, Registrant, E-LOAN, Inc. and Marsh & McLennan Risk Capital Holdings, Ltd., dated as of March 28, 2001.(5)
10.7†	License Agreement between Registrant and Yahoo! Inc., dated as of February 12, 1999.(7)
10.8†	Third Amendment to License Agreement between Registrant and Yahoo! Inc., dated as of September 24, 2001.(5)
10.9	Assignment of Lease and Profit Sharing Agreement by and between Registrant and Spieker Properties L.P. dated June 28, 2000.(8)
10.10*	Retention Agreement between Registrant and Mark P. Guthrie, dated June 23, 2000.(9)
10.11	Lease Agreement between Registrant and Oates/Allegheny Venture I, LLC, dated September 29, 2000.(10)
10.12	Third Amendment to Sublease Agreement between Registrant and Seven Networks, Inc., dated May 1, 2002.(11)
10.13†	Fifth Amendment to License Agreement between Registrant and Yahoo! Inc., dated as of September 30, 2002.(11)
10.14	Promissory Note between Registrant and SOFTBANK Finance Corporation, dated March 13, 2003.(11)
10.15	Stock Purchase Agreement between Registrant and SOFTBANK Ventures, Inc., dated December 12, 2002.(11)
10.16*	InsWeb Corporation Executive Retention and Severance Plan.(12)
10.17	Stock Purchase Agreement between Registrant and Softbank America, Inc., dated February 20, 2003.(13)

10.18	Stock Purchase Agreement between Registrant and Intuit Insurance Services, Inc., dated February 20, 2003.(13)
10.20	Compensation Arrangements for Named Executive Officers.(14)
14.1	Code of Business Conduct and Ethics.(13)
21.1	Subsidiaries of Registrant.(14)
23.1	Consent of Independent Registered Public Accounting Firm.(14)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(14)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(14)
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.(14)

(1)          Incorporated by reference to identically numbered exhibit to Registrant’s Current Report on Form 8-K filed on February 8, 2002.

(2)          Incorporated by reference to identically numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(3)          Incorporated by reference to identically numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-78095), as amended (the “Form S-1”).

(4)          Incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K filed on February 8, 2002.

(5)          Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(6)          Incorporated by reference to Exhibit 10.16 to the Form S-1.

(7)          Incorporated by reference to Exhibit 10.18 to the Form S-1.

(8)          Incorporated by reference to Exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(9)          Incorporated by reference to Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)   Incorporated by reference to Exhibit 10.23 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(11)   Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(12)   Incorporated by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004.

(13)   Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)   Filed herewith.

†                    Confidential treatment has been granted as to a portion of this Exhibit.

*                    Constitutes a management contract or a compensatory plan or arrangement.

INSWEB CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2004, 2003 and 2002

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2004:
Allowance for doubtful accounts	$47,000	$—	$—	$(20,000)	$27,000
Year ended December 31, 2003:
Allowance for doubtful accounts	$58,000	$—	$—	$(11,000)	$47,000
Year ended December 31, 2002:
Allowance for doubtful accounts	$167,000	$—	$—	$(109,000)	$58,000