Form 10-Q
period 2005-03-31
INSWEB CORP
filed 2005-05-11
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on May 2, 2005 were 4,043,395 shares.

FORM 10-Q

INSWEB CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$7,865	$9,334
Short-term investments	6,476	8,145
Accounts receivable, net	2,246	1,025
Prepaid expenses and other current assets	468	707
Total current assets	17,055	19,211
Property and equipment, net	686	814
Other assets	421	450
Total assets	$18,162	$20,475

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,913	$1,248
Accrued expenses	3,604	3,456
Deferred revenue	65	56
Total current liabilities	5,582	4,760

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Paid-in capital	202,982	202,961
Treasury stock	(6,334)	(4,596)
Accumulated other comprehensive loss	(6)	(8)
Accumulated deficit	(184,069)	(182,649)
Total stockholders’ equity	12,580	15,715
Total liabilities and stockholders’ equity	$18,162	$20,475

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Transaction fees	$5,606	$3,830
Development and maintenance fees	88	225
Total revenues	5,694	4,055

Operating expenses:
Technology	1,372	1,470
Sales and marketing	4,702	3,334
General and administrative	1,132	1,282
Total operating expenses	7,206	6,086
Loss from operations	(1,512)	(2,031)
Interest income	92	71
Net loss	$(1,420)	$(1,960)

Net loss per share-basic and diluted	$(0.30)	$(0.42)

Weighted-average shares used in computing per share amounts-basic and diluted	4,785	4,664

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,420)	$(1,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157	238
Net changes in operating assets and liabilities:
Accounts receivable	(1,221)	(21)
Prepaid expenses and other current assets	239	354
Other assets	—	6
Accounts payable	665	544
Accrued expenses	162	(216)
Deferred revenue	9	(55)
Net cash used in operating activities	(1,409)	(1,110)

Cash flows from investing activities:
Redemptions of short-term investments	4,246	5,773
Purchases of short-term investments	(2,576)	(11,130)
Purchases of property and equipment	—	(53)
Net cash provided by (used in) investing activities	1,670	(5,410)

Cash flows from financing activities:
Repayments of debt	(13)	(43)
Proceeds from issuance of common stock through stock plans	21	137
Repurchase of common stock	(1,738)	—
Net cash (used in) provided by financing activities	(1,730)	94
Net decrease in cash and cash equivalents	(1,469)	(6,426)
Cash and cash equivalents, beginning of period	9,334	15,223
Cash and cash equivalents, end of period	$7,865	$8,797

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Business of InsWeb

InsWeb operates an online insurance marketplace that enables consumers to comparison shop online  for a variety of insurance products, including automobile and term life. InsWeb’s marketplace electronically matches consumers and insurance providers. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes and to purchase automobile and term life insurance coverage through InsWeb’s insurance agencies.

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or via a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned either from a fee paid by an insurance company for each closed policy, from the delivery of a lead to a participating insurance provider or local agent, or from a commission or broker fee earned by InsWeb’s insurance agencies, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc.

Certain consumers, depending on their responses to several preliminary screening questions, are provided the opportunity to link directly to an insurance company’s website. In these situations, the consumer will complete the insurance company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, unpredictable business model, limited management resources, Internet related security risks, the changing nature of the electronic commerce industry, and variations in consumer traffic (consumers shopping for insurance on the Internet) and insurance company participation. Due to the foregoing and other factors, InsWeb’s future operating results may be materially affected.

Since its inception, InsWeb has incurred significant losses, and as of March 31, 2005, InsWeb had an accumulated deficit of $184,069,000. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, we continue to face the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, which will require the Company to comply with Section 404 of the Sarbanes-Oxley Act in fiscal 2006. As a result, InsWeb believes that it will continue to incur operating losses through much of fiscal year 2005. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations.

InsWeb’s operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb will be able to achieve and sustain profitability. In light of the evolving nature of InsWeb’s business to better capitalize on its position as a leading insurance portal, including the current expansion of InsWeb’s agent network program, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

InsWeb’s operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($8,722,000 in fiscal 2004 and $4,196,000 in fiscal 2003) and will continue to require capital in the near future. In order to remain competitive, the Company must continue to make investments essential to its ability to operate. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results.

2.  Basis of Presentation

The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”).  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission.

3.  Concentration of Risk — Significant Customers

For the three months ended March 31, 2005, one customer accounted for 28% of total revenues and represented 36% of accounts receivable at March 31, 2005. This customer accounted for 1% of revenues for the three months ended March 31, 2004. For the three months ended March 31, 2004, two customers accounted for 13% and 12% of total revenues, respectively..

4.  Per Share Information

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share would reflect the potential dilution that would occur if stock options and warrants had been exercised.  For the three month period ended March 31, 2005 and 2004, common equivalent shares from stock options and warrants were excluded from the computation of net loss per share-diluted as their effect was antidilutive.

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

	Three months ended March 31,
	2005	2004
Net loss, as reported	$(1,420)	$(1,960)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(129)	(142)
Pro forma net loss.	$(1,549)	$(2,102)

Net loss per share:
Basic and diluted—as reported	$(0.30)	$(0.42)
Basic and diluted—pro forma	$(0.32)	$(0.45)

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

Statement of Financial Accounting Standard No. 123(R)

On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. As revised in April 2005, this will be effective for public companies for annual periods beginning after June 15, 2005. InsWeb may adopt the new standard in one of two ways — the modified prospective transition method or the modified retrospective transition method. InsWeb plans to adopt Statement 123R in the first quarter of fiscal 2006 and is currently evaluating the effect that the adoption of Statement 123R will have on its financial position and results of operations.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2005	December 31, 2004

Accrued lease obligations (see Note 7)	$2,094	$2,172
Accrued employee compensation	797	559
Deferred rent	524	522
Other	189	203
Total	$3,604	$3,456

6.  Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2005 and 2003 was as follows (in thousands):

	Three months ended March 31,
	2005	2004
Net loss	$(1,420)	$(1,960)
Other comprehensive income (loss) - change in unrealized gain (loss) on investments	2	1
Total comprehensive loss	$(1,418)	$(1,959)

7.  Commitments and Contingencies

Leases

InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of March 31, 2005, total future obligations for these facilities amounted to $8,500,000; these obligations are offset by total estimated future sublease income of approximately $7,200,000. Substantially all future sublease income is due from a sublessee who is an early-stage company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. As a result of the above, the Company has recorded an accrual of $2,100,000 as of March 31, 2005 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $2,200,000 as of December 31, 2004. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual.

Securities Class Action Lawsuit

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. The settlement was given preliminary approval by the Court in February 2005, pending a modification to the settlement documents. If the Court does not approve the settlement in final form, InsWeb would defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

8.  Stockholders’ Equity

Negotiated common stock repurchases

In March 2005, the Board of Directors authorized management to repurchase 755,821 shares of InsWeb Corporation common stock, consisting of 531,947 shares held by Nationwide Mutual Insurance Company and 223,874 shares held by Century Capital Partners, L.P. These shares represented 16% of InsWeb Corporation’s total outstanding Common Stock and were purchased for $1.7 million, or $2.30 per share. Subsequent to the closing of these transactions on March 31, 2005, Nationwide Mutual and Century Capital hold no shares.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb’s marketplace, anticipated losses, the unpredictability of future revenues, reliance on key customers—property and casualty insurance carriers- who are themselves subject to volatility in their operating cycles, reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf, competition,  risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in the section entitled “Factors That May Affect Future Performance” and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

InsWeb operates an online insurance marketplace that enables consumers to comparison shop online  for a variety of insurance products, including automobile and term life. InsWeb’s marketplace electronically matches consumers and insurance providers. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes and to purchase automobile and term life insurance coverage through InsWeb’s insurance agencies.

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or via a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned either from a fee paid by an insurance company for each closed policy, from the delivery of a lead to a participating insurance provider or local agent, or from a commission or broker fee earned by InsWeb’s insurance agencies, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc.

Certain consumers, depending on their responses to several preliminary screening questions, are provided the opportunity to link directly to an insurance company’s website. In these situations, the consumer will complete the insurance company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

In 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Currently, the agent network program is conducted through an intermediary, NetQuote, Inc., who provides auto consumer leads to local insurance agents. During the first quarter of 2005, this agent network program represented 27% of auto transaction fees as compared to 1% for the first quarter of 2004. For fiscal 2004, the agent network program generated 8% of total auto transaction fees.

To lessen InsWeb’s reliance on this intermediary, we are developing internally an agent network program which will provide leads directly to local insurance agents who have registered with InsWeb. We expect that this initiative will launch during the third quarter of 2005. Going forward, we expect that the agent network program, both through its intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees. However, the agent network is subject to a number of uncertainties, including the cost of developing and marketing the program, and the continued participation of its third party intermediary. If we are unable to create a positive offering, or if the transition of the agent network program from the intermediary to our internally developed program is delayed or otherwise unsuccessful, the Company’s business may be harmed.

In the third quarter of 2004, InsWeb launched its term life agency in an effort to increase revenue per consumer within the term life marketplace. The conversion from a lead-based revenue model to a commission-based revenue model results in lower revenues in the short-term, as it takes 90 to 120 days to complete the sales process for a term life policy, and revenue is recognized when the consumer purchases the insurance policy and pays the premium. While this has had a negative effect on revenues during the transition period, we believe that this conversion will result in a modest increase in term life revenues by the third quarter of 2005.

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, unpredictable business model, limited management resources, Internet related security risks, the changing nature of the electronic commerce industry, and variations in consumer traffic (consumers shopping for insurance on the Internet) and insurance company participation. Due to the foregoing and other factors, InsWeb’s future operating results may be materially affected.

Since its inception, InsWeb has incurred significant losses, and as of March 31, 2005, InsWeb had an accumulated deficit of $184.0 million. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. We intend to continue to invest in product development and maintenance, and sales and marketing. In addition, we continue to face the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002 that will require the Company to comply with Section 404 of the Sarbanes-Oxley Act in fiscal 2006. As a result, management believes that InsWeb will continue to incur operating losses through much of fiscal year 2005. In addition, we are unable to ultimately achieve profitability, we may need to seek additional financing to continue its business operations.

InsWeb’s operating results for future periods are subject to numerous uncertainties, and there can be no assurance that InsWeb will be able to achieve and sustain profitability. In light of the evolving nature of InsWeb’s business to better capitalize on its position as a leading insurance portal, including the current expansion of InsWeb’s agent network program, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

InsWeb’s operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($8.7 million in fiscal 2004 and $4.2 million in fiscal 2003) and will continue to require capital in the near future. In order to remain competitive, we must continue to make investments essential to our ability to operate. In the event that we are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

Results of Operations

The following table sets forth certain statement of operations items as a percentage of total revenues for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Revenues:
Transaction fees	98%	94%
Development and maintenance fees	2%	6%
Total	100%	100%
Operating expenses:
Technology	24%	36%
Sales and marketing	83%	82%
General and administrative	20%	32%
Total	127%	150%
Loss from operations	(27)%	(50)%

Revenues

	Three months ended March 31,
(In thousands)	2005	2004

Transaction fees:
Auto insurance	$4,698	$2,736
Term life insurance	828	1,033
Other insurance	80	61
Total transaction fees	$5,606	$3,830

Direct Marketing (Consumer Acquisition)

	Three months ended March 31,
(In thousands, except per consumer amounts)	2005	2004
Direct marketing costs	$3,156	$1,854
Direct marketing costs as a percent of transaction fees	56%	48%
Number of consumers	1,091	733
Direct marketing cost per consumer	$2.89	$2.53
Transaction fees per consumer	$5.14	$5.23

Auto Marketplace

	Three months ended March 31,
(In thousands, except per consumer amounts)	2005	2004
Number of consumers	968	585
Transaction fees per consumer	$4.85	$4.68

Term Life Marketplace

	Three months ended March 31,
(In thousands, except per consumer amounts)	2005	2004
Number of consumers	93	100
Transaction fees per consumer	$8.90	$10.33

Definitions:

“Direct marketing costs”	Represents expenses incurred by the company to drive consumer traffic to InsWeb’s online insurance marketplace;
“Number of consumers”	Represents a consumer who has started an InsWeb application;
“Transaction Fee per consumer”	Represents transaction revenue earned per consumer who has started an application.

Revenues

Transaction Fees.  Transaction fees (consisting of lead fees, closed policy fees, commissions and sponsored link fees) relating to automobile insurance increased to $4.7 million for the three months ended March 31, 2005, from $2.7 million for the comparable period in 2004, an increase of 74%. The increase for the three months ended March 31, 2005 is primarily attributable to a 65% increase in consumer traffic (consumers who have started the InsWeb auto application) from the comparable period in 2004, while the revenue per consumer increased slightly to $4.85.  As discussed above, we currently rely on and will to continue to rely on our agent network program, both through an intermediary and through our internally developed network, to generate a significant percentage of our auto marketplace transaction fees.  However, the agent network is subject to a number of uncertainties, including the cost of developing and marketing the program, and the continued participation of our third party intermediary. If we are unable to create a positive offering, or if the transition of the agent network program from the intermediary to our internally developed program is delayed or otherwise unsuccessful, our business may be harmed. This being said, management’s current expectations are for revenue per auto consumer to remain at or near current levels throughout 2005.

Transaction fees (consisting of lead fees and commissions) relating to term life insurance decreased to $0.8 million for the three months ended March 31, 2005 from $1.0 million for the comparable period in 2004. The decrease in revenues was a result of a decrease in revenue per term life consumer to $8.90 for the three months ended March 31, 2005, compared to $10.33 for the comparable period in 2004. This decrease, as discussed above, is a result of the development of the InsWeb term life agency and the conversion from a lead-based revenue model to a commission-based revenue model. While this conversion has had a negative effect on revenues during the transition period, management believes it will result in a modest increase in term life revenues by the third quarter of 2005.

Operating Expenses

Technology.  Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of carrier integration to the InsWeb online insurance marketplace. Technology expenses decreased to $1.4 million for the three months ended March 31, 2005, from $1.5 million for the comparable period in 2004. The decrease was primarily attributable to a reduction in headcount. Technology expenses for the remainder of 2005 are expected to remain at or near current levels.

Sales and Marketing.  Sales and marketing expenses consist of direct marketing expenditures that include advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace. InsWeb’s current consumer marketing program is focused on maintaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace. Also included in sales and marketing expenses are payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s Insurance Agency operations, which includes selling agents, underwriters, supervisors and customer service and support groups. Overall sales and marketing expenses increased to $4.7 million for the three months ended March 31, 2005, from $3.3 million for the comparable period in 2004. This is primarily a result of an increase in direct marketing costs to $3.2 million for the three months ended March 31, 2005, compared to $1.9 million in 2004. This reflects a 49% increase in the number of consumers to 1.1 million, at an average cost of $2.89 per consumer, an increase of 14% from the first quarter of 2004. The increase in cost per consumer is attributable to an increase in the cost of online consumer advertising and online marketing relationships. The Company expects that for the remainder of 2005, direct marketing costs per consumer acquired will remain at the current levels. Total direct marketing costs will fluctuate based on the amount of consumer traffic driven to the InsWeb marketplace, while all other sales and marketing expenditures are expected to increase for the remainder 2005, as the local agent operations and term life agency are expanded.

General and Administrative General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $1.1 million for the three months ended March 31, 2005 from $1.3 million for the comparable period in 2004. The decrease was primarily due to a reduction in headcount. General and administrative expenses are expected to remain at current levels for the remainder of 2005.

Interest Income

Interest income was $92,000 for the three months ended March 31, 2005 and $71,000 for the three months ended March 31, 2004. Interest income is income earned on InsWeb’s short-term investments.

Critical Accounting Policies

InsWeb’s discussion and analysis of its financial condition and results of operations are based on InsWeb’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires InsWeb to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. InsWeb bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. InsWeb believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accrual for Lease Obligations.  InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of March 31, 2005, total future obligations for these facilities amounted to $8.5 million; these obligations are offset by total estimated future sublease income of approximately $7.2 million. Substantially all future sublease income is due from a sublessee who is an early-stage company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. As a result of the above, the Company has recorded an accrual of $2.1 million as of March 31, 2005 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $2.2 million as of December 31, 2004. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual.

Contingencies.  As discussed in “Item 1 – Note 7 of Notes to Condensed Consolidated Financial Statements,” a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering. Although some claims against InsWeb in this class action have been dismissed and a settlement of these proceedings has been proposed and conditionally accepted, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

The carrying value of InsWeb’s deferred tax assets, which were $70.4 million at December 31, 2004, are dependent upon our ability to generate sufficient future taxable income. The Company has established a full valuation allowance against its net deferred tax assets for continuing operations to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including InsWeb’s past and future performance, the market environment in which it operates, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. InsWeb expects to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or it is able to develop tax strategies that would enable it to conclude that it is more likely than not that a portion of its deferred tax assets would be realizable.

Liquidity and Capital Resources

At March 31, 2005 InsWeb’s principal source of liquidity and overall cash position was $14.3 million, consisting of cash, cash equivalents and short-term investments, a decrease from $17.5 million at December 31, 2004.  The decrease resulted from the use of $3.2 million of cash in operating and financing activities. The primary driver that impacts changes in the Company’s overall cash position is its operating income or loss.

For the three months ended March 31, 2005, net cash used in operating activities was $1.4 million. The primary components of the quarterly use of cash was the net loss of $1.4 million, an increase in accounts receivable of $1.2 million, offset by an increase in accounts payable of $0.7 million. The increase in accounts receivable was a result of the revenue growth during the quarter, with days sales outstanding holding steady at 26 days at both March 31, 2005 and December 31, 2004.  The increase in accounts payable was a result of the significant increase in direct marketing activities during the quarter, increasing consumer traffic to the InsWeb marketplace and a corresponding increase in direct marketing costs.

For the three months ended March 31, 2005, net cash provided by investing activities was $1.7 million, which primarily consisted of redemptions of short-term investments offset by the purchases of short-term investments. Investing activities will generally fluctuate in conjunction with operating activity needs.

For the three months ended March 31, 2005, net cash used by financing activities was $1.7 million.  Cash used by financing activities was attributable to the repurchase of common stock for $1.7 million (see Note 8 to Notes to Condensed Consolidated Financial Statements).

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

Aggregate contractual cash obligations as of March 31, 2005 are summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2005	$2,448	$(1,475)	$973
2006	3,391	(2,030)	1,361
2007	3,483	(2,100)	1,383
2008	2,936	(1,615)	1,321
2009	1,078	—	1,078
Thereafter	1,437	—	1,437
	$14,773	$(7,220)	$7,553

Our operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($8.6 million in fiscal 2004 and $9.6 in fiscal 2003) and will continue to require capital in the near future. In order to remain competitive, we must continue to make investments which are essential to our ability to operate, including investments in direct marketing, technology and general administration, including the governance and compliance costs required of a public company. We anticipate that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Longer-term, if the enhancements to our auto marketplace, including the expansion of our agent network program,  and the launch of our term life agency are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired; or we may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results. Although we do not anticipate the need for additional financing, we nevertheless may require additional funds to meet operating needs. We cannot be certain that additional financing will be available when required, on favorable terms or at all. If we are not successful in raising additional capital as required, we may delay, significantly reduce or cease certain of our operations, which could adversely affect our results of operations and financial position.

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur operating losses through much of fiscal year 2005. We incurred operating losses of $9.2 million for 2004, $7.0 million for 2003, and $15.5 million for 2002. As of March 31, 2005, our accumulated deficit was $184.1 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

If we are unable to achieve cash flow breakeven or generate working capital that may be required in the future, our ability to operate could suffer or cease

Our operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($8.6 million in 2004 and $9.6 in 2003) and will continue to require capital in the near future. In order to remain competitive, we must continue to make investments essential to our ability to operate, including investments in direct marketing, technology and general administration. In addition, we continue to face the costs of being a public company. In the event that we are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

We may incur unexpected costs or receive less revenue than we planned from recent initiatives that are part of our evolving business model and, as a result, our operations could be harmed

InsWeb’s business model continues to evolve to better capitalize on its position as a leading insurance portal.  Within the auto insurance marketplace, consumers now have numerous options to find the carrier best suited to their needs based on initiatives implemented during 2004, in particular the launch of an agent network program with an intermediary that provides consumer leads to local insurance agents. During the first quarter of 2005, the agent program run by this intermediary represented 27% of auto transaction fees, compared to 18% in the fourth quarter of 2004.  To lessen InsWeb’s reliance on this third party, the Company is developing internally an agent network program which will provide leads directly to local insurance agents who have registered with InsWeb. The Company expects that this initiative will launch during the third quarter of 2005.

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

Our future revenues are unpredictable, our operating results are likely to fluctuate from quarter to quarter, and if we fail to meet the expectations of investors, our stock price could decline significantly

Due to the evolving nature of our business model and the high proportion of our revenues that are derived from consumer traffic to our website, our future revenues are inherently difficult to forecast. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of our future performance. Moreover, our expense levels are based largely on our investment plans and estimates of future revenues. We may be unable to adjust our spending to compensate for an unexpected shortfall in revenues. Accordingly, any significant shortfall in revenues relative to our planned expenditures would harm our results of operations and could cause our stock price to fall sharply, particularly following quarters in which our operating results fail to meet the expectations of investors.

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

•      Our revenues may be harmed if our new agent network initiative is not developed and launched in a timely or complete manner, or if the transition to our internally developed agent network program from our current third party intermediary is unsuccessful;

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 77% of our transaction revenues in 2004, approximately 79% in 2003 and approximately 83% in 2002. For the three months ended March 31, 2005, auto insurance accounted for approximately 84% of our transaction revenues. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

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

Competition in the market for online distribution of insurance is intense, and if we are unable to compete effectively with current competitors or new competitors that enter the market, the fees paid to us by participating insurance companies may fall, the fees charged by online companies with which we have strategic relationships may rise, and our market share may suffer

The online insurance distribution market is a relatively new industry and, like the broader electronic commerce market, is both rapidly evolving and highly competitive. Increased competition, particularly by companies offering online insurance distribution, could reduce the fees we are able to charge our participating insurance companies or increase the fees we are required to pay to online companies with which we have strategic relationships, resulting in reduced margins or loss of market share, any of which could harm our business. In addition, our current and future competitors may be able to:

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

The outcome and impact of the securities class action lawsuit involving InsWeb is uncertain

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. The settlement was given preliminary approval by the Court in February 2005, pending a modification to the settlement documents. If the Court does not approve the settlement in final form, InsWeb would defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to the Company’s disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report of InsWeb to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2004.

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

(b)           There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:                OTHER INFORMATION

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, we did not issue any of our equity securities that were not registered under the Securities Act of 1933, as amended.

The following table sets forth information regarding the repurchase of shares of our common stock during the three months ended March 31, 2005:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2005 through January 31, 2005	—		—	—	—
February 1, 2005 through February 28, 2005	—		—	—	—
March 1, 2005 through March 31, 2005	755,821	(1)	$2.30	—	—
TOTAL	755,821		$2.30	—	—

(1)   These shares were purchased pursuant to privately negotiated transactions.

ITEM 6.                  EXHIBITS

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005	INSWEB CORPORATION
(Registrant)

/s/ WILLIAM D. GRIFFIN
William D. Griffin
Chief Financial Officer