Form 10-Q
period 2005-06-30
INSWEB CORP
filed 2005-08-11
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 22, 2005 were 4,044,061 shares.

FORM 10-Q

INSWEB CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$8,685	$9,334
Short-term investments	4,726	8,145
Accounts receivable, net	2,651	1,025
Prepaid expenses and other current assets	438	707
Total current assets	16,500	19,211
Property and equipment, net	646	814
Other assets	407	450
Total assets	$17,553	$20,475

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,480	$1,248
Accrued expenses	3,489	3,456
Deferred revenue	73	56
Total current liabilities	6,042	4,760

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Paid-in capital	202,985	202,961
Treasury stock	(6,334)	(4,596)
Accumulated other comprehensive loss	(2)	(8)
Accumulated deficit	(185,145)	(182,649)
Total stockholders’ equity	11,511	15,715
Total liabilities and stockholders’ equity	$17,553	$20,475

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Transaction fees	$6,522	$3,188	$12,128	$7,018
Development and maintenance fees	82	178	170	403
Total revenues	6,604	3,366	12,298	7,421

Operating expenses:
Technology	1,417	1,450	2,789	2,920
Sales and marketing	5,288	3,334	9,990	6,668
General and administrative	1,071	1,157	2,203	2,439
Total operating expenses	7,776	5,941	14,982	12,027
Loss from operations	(1,172)	(2,575)	(2,684)	(4,606)
Interest income	96	74	188	145
Other expense	—	(30)	—	(30)

Net loss	$(1,076)	$(2,531)	$(2,496)	$(4,491)

Net loss per share-basic and diluted	$(0.27)	$(0.54)	$(0.57)	$(0.96)

Weighted-average shares used in computing per share amounts-basic and diluted	4,044	4,690	4,412	4,677

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,496)	$(4,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288	463
Other	—	30
Net changes in operating assets and liabilities:
Accounts receivable	(1,626)	55
Prepaid expenses and other current assets	269	310
Other assets	(15)	2
Accounts payable	1,232	735
Accrued expenses	73	(824)
Deferred revenue	17	(124)
Net cash used in operating activities	(2,258)	(3,844)
Cash flows from investing activities:
Redemptions of short-term investments	8,417	(15,027)
Purchases of short-term investments	(4, 992)	12,708
Purchases of property and equipment	(61)	(125)
Net cash provided by (used in) investing activities	3,364	(2,444)
Cash flows from financing activities:
Repayments of debt	(41)	(74)
Proceeds from issuance of common stock through stock plans	24	172
Repurchase of common stock	(1,738)	—
Net cash (used in) provided by financing activities	(1,755)	98
Net decrease in cash and cash equivalents	(649)	(6,190)
Cash and cash equivalents, beginning of period	9,334	15,223
Cash and cash equivalents, end of period	$8,685	$9,033

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

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned either from an insurance company based on a closed policy, from the delivery of a lead to a participating insurance provider or local agent, or from a commission or broker fee earned by InsWeb’s insurance agencies, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc.

Certain consumers, depending on their responses to several preliminary screening questions, are provided the opportunity to link directly to an third party insurance provider’s website. In these situations, the consumer will complete the third party company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

In August 2004, InsWeb launched its term life agency business in an effort to increase revenue per consumer within the term life marketplace. The conversion from a lead-based revenue model to a commission-based revenue model resulted in lower revenues in the short-term, as it typically takes 90 to 120 days to complete the sales process for a term life policy. At the time the term life agency business was launched, the Company was uncertain whether the transaction data available was sufficient to reliably estimate cancellations for purposes of satisfying the criteria in Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” for service transactions subject to customer cancellation privileges. Accordingly, during the initial deployment period of the commission-based model, the Company recognized commission revenue on a ratable basis over the initial term of the related policy as the cancellation privileges expired. Based on term life agency activity and cancellation data accumulated since the launch, management has determined that it is now appropriate to use the historical cancellation rate to estimate a cancellation allowance for term life agency transactions. Beginning with the quarter ended June 30, 2005, the Company recognizes revenue from its term life agency business when commissions have been earned, net of an estimate for future cancellations based on its historical cancellation data. In connection with the change in estimate for cancellations, the Company recognized commission revenue of $286,000 in the quarter ended June 30, 2005 relating to commissions earned on term life policies closed in prior quarters.

In 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Currently, the agent network program is conducted through an intermediary, NetQuote, Inc., who provides auto consumer leads to local insurance agents. During the three and six months ended June 30, 2005, this agent network program represented 33% and 30% of auto transaction fees, respectively. During the three and six months ended June 30, 2004, this agent network program represented 6% and 3% of auto transaction fees, respectively.

To lessen InsWeb’s reliance on this intermediary, and to maximize its revenue potential, we are preparing to launch a proprietary agent network program (“AgentInsider”) that will provide leads directly to local insurance agents who have registered with InsWeb. We expect that this initiative will be launched during the third quarter of 2005, and may initially result in reduced revenues, depending on the rate of registration and degree of participation of local personal lines insurance agents throughout the country. Going forward, we expect that the agent network program, both through the intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees. However, the agent network is subject to a number of uncertainties, including the cost of developing and marketing the program, and the continued participation of our third party intermediary. If we are unable to create a positive offering, or if the transition of the agent network program from the intermediary to our internally developed program is delayed or otherwise unsuccessful, the Company’s business may be harmed.

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

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 77% of transaction revenues in 2004 and 78% in the first six months of 2005. We anticipate that automobile insurance will continue to account for a significant portion of InsWeb’s revenues for the foreseeable future.

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, uncertain economic conditions which could result in lower growth rates, the changing nature of the electronic commerce industry, variations in consumer traffic (consumers shopping for insurance on the Internet), unpredictability of future revenues, reliance on key customers – property and casualty insurance carriers – who are themselves subject to volatility in their operating cycles, reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf. These risks and uncertainties, among others, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated.  In light of the evolving nature of InsWeb’s business to better capitalize on its position as a leading insurance portal, including the current expansion of InsWeb’s agent network program, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. However, there is no assurance that InsWeb will be able to achieve or sustain profitability.

Since its inception, InsWeb has incurred significant losses, and as of June 30, 2005, InsWeb had an accumulated deficit of $185.1 million. InsWeb’s operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($8.7 million in 2004 and $4.2 million in 2003) and will continue to require capital in the near future. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, which will require the Company to comply with Section 404 of the Sarbanes-Oxley Act in fiscal 2006. As a result, InsWeb believes that it will continue to incur operating losses through the remainder of fiscal year 2005. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

2.  Basis of Presentation

The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”).  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004 and its cash flow flows for the six months ended June 30, 2005 and 2004.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2004 and other information as filed with the Securities and Exchange Commission.

3.  Concentration of Risk — Significant Customers

For the three months and six months ended June 30, 2005, one customer accounted for 30% and 29% of total revenues, respectively. This customer also represented 24% of accounts receivable at June 30, 2005. For the three months ended June 30, 2004, two other customers each accounted for 11% of total revenues.  For the six months ended June 30, 2004, these two customers accounted for 12% and 11% of total revenues, respectively.

4.  Per Share Information

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share would reflect the potential dilution that would occur if stock options had been exercised.  For the three and six month period ended June 30, 2005 and 2004, common equivalent shares from stock options were excluded from the computation of net loss per share-diluted as their effect was antidilutive.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,076)	$(2,531)	$(2,496)	$(4,491)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(126)	(194)	(258)	(336)
Pro forma net loss	$(1,202)	$(2,725)	$(2,754)	$(4,827)

Net loss per share:
Basic and diluted—as reported	$(0.27)	$(0.54)	$(0.57)	$(0.96)
Basic and diluted—pro forma	$(0.30)	$(0.58)	$(0.62)	$(1.03)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The above pro forma disclosures are not necessarily representative of the effects on reported income or loss for future periods, as additional grants are made each year and options vest over several years.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2005	December 31, 2004

Accrued lease obligations (see Note 7)	$2,022	$2,172
Accrued employee compensation	764	559
Deferred rent	525	522
Other	178	203
Total	$3,489	$3,456

6.  Comprehensive Loss

Total comprehensive loss for the three months and six months ended June 30, 2005 and 2004 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net loss	$(1,076)	$(2,531)	$(2,496)	$(4,491)
Other comprehensive income (loss) - change in unrealized gain (loss) on investments	4	(9)	6	(8)
Comprehensive loss	$(1,072)	$(2,540)	$(2,490)	$(4,499)

7.  Commitments and Contingencies

Leases

InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of June 30, 2005, total future obligations for these facilities amounted to $7,971,000; these obligations are offset by total estimated future sublease income of approximately $6,734,000. Substantially all future sublease income is due from a sublessee who is an early-stage company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. Based on these assumptions, the Company has recorded an accrual of $2,022,000 as of June 30, 2005 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $2,172,000 as of December 31, 2004. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual.

Securities Class Action Lawsuit

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offering and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. The settlement was given preliminary approval by the Court in February 2005, pending a modification to the settlement documents. If the Court does not approve the settlement in its final form, InsWeb would defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

8.  Stockholders’ Equity

Negotiated common stock repurchases

In March 2005, the Board of Directors authorized management to repurchase 755,821 shares of InsWeb Corporation common stock, consisting of 531,947 shares held by Nationwide Mutual Insurance Company and 223,874 shares held by Century Capital Partners, L.P. These shares represented 16% of InsWeb’s total outstanding common stock and were purchased for $1,738,000, or $2.30 per share. Subsequent to the closing of these transactions on March 31, 2005, Nationwide Mutual and Century Capital hold no shares.

9.  Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123 ( R ) supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123 ( R ) is similar to the approach described in Statement 123. However, Statement 123 ( R ) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates for Statement 123(R). Under the SEC’s new rule, the Company will be required to apply Statement 123(R) as of January 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods: (i) a “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; or (ii) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123, for purposes of pro forma disclosures. The Company plans to adopt Statement 123(R) using the modified prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee and director stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on InsWeb’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned either from an insurance company based on a closed policy, from the delivery of a lead to a participating insurance provider or local agent, or from a commission or broker fee earned by InsWeb’s insurance agencies, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc.

Certain consumers, depending on their responses to several preliminary screening questions, are provided the opportunity to link directly to an third party insurance provider’s website. In these situations, the consumer will complete the third party company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

In August 2004, InsWeb launched its term life agency business in an effort to increase revenue per consumer within the term life marketplace. The conversion from a lead-based revenue model to a commission-based revenue model resulted in lower revenues in the short-term, as it typically takes 90 to 120 days to complete the sales process for a term life policy. At the time the term life agency business was launched, the Company was uncertain whether the transaction data available was sufficient to reliably estimate cancellations for purposes of satisfying the criteria in Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” for service transactions subject to customer cancellation privileges. Accordingly, during the initial deployment period of the commission-based model, the Company recognized commission revenue on a ratable basis over the initial term of the related policy as the cancellation privileges expired. Based on term life agency activity and cancellation data accumulated since the launch, management has determined that it is now appropriate to use the historical cancellation rate to estimate a cancellation allowance for term life agency transactions. Beginning with the quarter ended June 30, 2005, the Company recognizes revenue from its term life agency business when commissions have been earned, net of an estimate for future cancellations based on its historical cancellation data. In connection with the change in estimate for cancellations, the Company recognized commission revenue of $286,000 in the quarter ended June 30, 2005 relating to commissions earned on term life policies closed in prior quarters.

In 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Currently, the agent network program is conducted through an intermediary, NetQuote, Inc., who provides auto consumer leads to local insurance agents. During the three and six months ended June 30, 2005, this agent network program represented 33% and 30% of auto transaction fees, respectively. During the three and six months ended June 30, 2004, this agent network program represented 6% and 3% of auto transaction fees, respectively.

To lessen InsWeb’s reliance on this intermediary, and to maximize our revenue potential, we are preparing to launch a proprietary agent network program (“AgentInsider”) that will provide leads directly to local insurance agents who have registered with InsWeb. We expect that this initiative will be launched during the third quarter of 2005, and may initially result in reduced revenues, depending on the rate of registration and degree of participation of local personal lines insurance agents throughout the country. Going forward, we expect that the agent network program, both through the intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees. However, the agent network is subject to a number of uncertainties, including the cost of developing and marketing the program, and the continued participation of our third party intermediary. If we are unable to create a positive offering, or if the transition of the agent network program from the intermediary to our internally developed program is delayed or otherwise unsuccessful, the Company’s business may be harmed.

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

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 77% of transaction revenues in 2004 and 78% in the first six months of 2005. We anticipate that automobile insurance will continue to account for a significant portion of InsWeb’s revenues for the foreseeable future.

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, uncertain economic conditions which could result in lower growth rates, the changing nature of the electronic commerce industry, variations in consumer traffic (consumers shopping for insurance on the Internet), unpredictability of future revenues, reliance on key customers – property and casualty insurance carriers – who are themselves subject to volatility in their operating cycles, reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf. These risks and uncertainties, among others, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated.  In light of the evolving nature of InsWeb’s business to better capitalize on its position as a leading insurance portal, including the current expansion of InsWeb’s agent network program, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. However, there is no assurance that InsWeb will be able to achieve or sustain profitability.

Since its inception, InsWeb has incurred significant losses, and as of June 30, 2005, InsWeb had an accumulated deficit of $185.1 million. InsWeb’s operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($8.7 million in 2004 and $4.2 million in 2003) and will continue to require capital in the near future. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, which will require the Company to comply with Section 404 of the Sarbanes-Oxley Act in fiscal 2006. As a result, InsWeb believes that it will continue to incur operating losses through the remainder of fiscal year 2005. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

Results of Operations

The following tables set forth certain statement of operations highlights for the three and six months ended June 30, 2005 and 2004:

Revenues and operating expenses as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Transaction fees	99%	95%	99%	95%
Development and maintenance fees	1%	5%	1%	5%
Total	100%	100%	100%	100%
Operating expenses:
Technology	22%	43%	23%	39%
Direct marketing	53%	61%	55%	53%
Sales and marketing	27%	38%	26%	37%
General and administrative	16%	35%	18%	33%
Total	118%	177%	122%	162%
Loss from operations	(18)%	(77)%	(22)%	(62)%

Revenues:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004

Transaction fees:
Auto insurance	$4,888	$2,406	$9,586	$5,142
Term life insurance	1,569	708	2,397	1,741
Other insurance	65	74	145	135
Total transaction fees	6,522	3,188	12,128	7,018
Development and maintenance fees	82	178	170	403
Total revenues	$6,604	$3,366	$12,298	$7,421

Direct Marketing (Consumer Acquisition) Metrics:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per consumer amounts)	2005	2004	2005	2004

Direct marketing costs	$3,505	$2,057	$6,661	$3,911
Number of consumers	1,320	684	2,411	1,417
Direct marketing cost per consumer	$2.66	$3.01	$2.76	$2.76
Total transaction fees per consumer	$4.94	$4.66	$5.03	$4.95

Auto Marketplace Metrics:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per consumer amounts)	2005	2004	2005	2004

Auto insurance transaction fees	$4,888	$2,406	$9,856	$5,142
Number of consumers	1,203	580	2,171	1,165
Transaction fees per consumer	$4.06	$4.15	$4.42	$4.41

Term Life Marketplace Metrics:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per consumer amounts)	2005	2004	2005	2004

Term life insurance transaction fees	$1,569	$708	$2,397	$1,741
Number of consumers	84	74	177	174
Transaction fees per consumer	$18.68	$9.57	$13.54	$10.01

Definitions:

“Direct marketing costs”	Represents expenses incurred by the company to drive consumer traffic to InsWeb’s online insurance marketplace;
“Number of consumers”	Represents a consumer who has completed an InsWeb application, provided their contact information and has had an insurance lead submitted on their behalf;
“Transaction fees per consumer”	Represents transaction revenues earned per consumer.

Revenues

Transaction Fees.  Transaction fees (consisting of lead fees, closed policy fees, commissions and sponsored link fees) relating to automobile insurance increased to $4.9 million and $9.6 million for the three and six months ended June 30, 2005, respectively, from $2.4 million and $5.1 million for the comparable periods in 2004. These increases were primarily attributable to 107% and 86% increases in consumer traffic (consumers who have started the InsWeb auto application) from the comparable periods in 2004, respectively. Revenue per auto consumer decreased slightly to $4.06.

Transaction fees (primarily commissions earned on closed policies) relating to term life insurance increased to $1.6 million and $2.4 million for the three and six months ended June 30, 2005 from $0.7 million and $1.7 million for the comparable periods in 2004. These increases reflect the completed transition of our term life business to a commission-based revenue model.

Operating Expenses

Technology.  Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of the agent network program discussed previously, as well as carrier integration and other enhancements to the InsWeb online insurance marketplace. Technology expenses remained level at $1.4 million for the three months ended June 30, 2005 and 2004.  Technology expenses decreased to $2.8 million for the six months ended June 30, 2005 from $2.9 million for the comparable period in 2004. The decrease was primarily attributable to a reduction in headcount. Technology expenses for the remainder of 2005 are expected to remain at or near current levels.

Sales and Marketing.  Sales and marketing expenses include direct marketing expenditures such as advertising, promotions and fees paid to online companies with which InsWeb has contractual relationships to drive consumer traffic to the InsWeb online marketplace. InsWeb’s current consumer marketing program is focused on developing and retaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace. Also included in sales and marketing expenses are payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel, the developing agent network program (“AgentInsider”) and the personnel and related costs for InsWeb’s Insurance Agency operations (Auto and Term Life), which includes selling agents, underwriters, supervisors and customer service and support groups. Overall sales and marketing expenses increased to $5.3 million and $10.0 million for the three and six months ended June 30, 2005, from $3.3 million and $6.7 million for the comparable periods in 2004. These increases were primarily a result of increases in direct marketing costs to $3.5 million and $6.7 million for the three and six months ended June 30, 2005, respectively, compared to $2.0 million and $3.9 million for the comparable periods in 2004. For the three months ended June 30, 2005, the number of consumers increased by 93% over the second quarter of 2004, while the average cost decreased 12% to $2.66 per consumer. The decrease in cost per consumer was attributable to a decrease in our cost of online advertising. The Company expects that for the remainder of 2005, direct marketing costs per consumer acquired will remain at or near current levels. However, total direct marketing costs will fluctuate based on the amount of consumer traffic driven to the InsWeb marketplace, while all other sales and marketing expenditures are expected to increase for the remainder 2005, as the AgentInsider program and the term life agency are expanded.

General and Administrative.  General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $1.1 million and $2.2 million for the three and six months ended June 30, 2005, respectively, from $1.2 million and $2.4 million for the comparable periods in 2004. The decrease was primarily due to a reduction in headcount. General and administrative expenses are expected to remain at current levels for the remainder of 2005.

Interest Income.  Interest income increased to $96,000 and $188,000 for the three and six months ended June 30, 2005, respectively, from $74,000 and $145,000 for the comparable periods in 2004. Interest income is income earned on InsWeb’s short-term investments.

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

Accrual for Lease Obligations.  InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of June 30, 2005, total future obligations for these facilities amounted to $8.0 million; these obligations are offset by total estimated future sublease income of approximately $6.7 million. Substantially all future sublease income is due from a sublessee who is an early-stage company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. Based on these assumptions, the Company has recorded an accrual of $2.0 million as of June 30, 2005 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $2.2 million as of December 31, 2004. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual.

Contingencies.  As discussed in “Item 1 — Note 7 of Notes to Condensed Consolidated Financial Statements,” a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering. Although some claims against InsWeb in this class action have been dismissed and a settlement of these proceedings has been proposed and conditionally accepted, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

Liquidity and Capital Resources

At June 30, 2005 InsWeb’s principal source of liquidity and overall cash position was $13.4 million, consisting of cash, cash equivalents and short-term investments, a decrease from $17.5 million at December 31, 2004.  The decrease resulted from the use of $4.0 million of cash in operating and financing activities. The primary driver that impacts changes in the Company’s overall cash position is its operating loss.

For the six months ended June 30, 2005, net cash used in operating activities was $2.3 million. The primary components of the use of cash was the net loss of $2.5 million and an increase in accounts receivable of $1.6 million, partially offset by an increase in accounts payable of $1.2 million. The increase in accounts receivable was a result of the revenue growth during the quarter, with days sales outstanding increasing to 34 days at June 30, 2005, compared to 26 days outstanding at December 31, 2004.  The increase in accounts payable was a result of the significant increase in direct marketing activities during the quarter, increasing consumer traffic to the InsWeb marketplace and a corresponding increase in direct marketing costs.

For the six months ended June 30, 2005, net cash provided by investing activities was $3.4 million, which primarily consisted of redemptions of short-term investments offset by the purchases of short-term investments. Investing activities will generally fluctuate in conjunction with cash required to meet working capital requirements.

For the six months ended June 30, 2005, net cash used in financing activities was $1.8 million.  Cash used by financing activities was attributable to the repurchase of common stock for $1.7 million (see Note 8 to Notes to Condensed Consolidated Financial Statements).

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

Aggregate contractual cash obligations as of June 30, 2005 are summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2005	$1,637	$(989)	$648
2006	3,391	(2,030)	1,361
2007	3,483	(2,100)	1,383
2008	2,936	(1,615)	1,321
2009	1,078	—	1,078
Thereafter	1,437	—	1,437
	$13,962	$(6,734)	$7,228

Our operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($8.6 million in 2004 and $9.6 million in 2003) and will continue to require capital in the near future. In order to remain competitive, we must continue to make investments which are essential to our ability to operate, including investments in direct marketing, technology and general administration, including the governance and compliance costs required of a public company. We anticipate that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Longer-term, if the enhancements to our auto marketplace, including the expansion of our agent network program, and the launch of our term life agency are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired; or we may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results. Although we do not anticipate the need for additional financing, we nevertheless may require additional funds to meet operating needs. We cannot be certain that additional financing will be available when required, on favorable terms or at all. If we are not successful in raising additional capital as required, we may delay, significantly reduce or cease certain of our operations, which could adversely affect our results of operations and financial position.

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur operating losses through the remainder of 2005. We incurred operating losses of $9.2 million for 2004, $7.0 million for 2003, and $15.5 million for 2002. As of June 30, 2005, our accumulated deficit was $185.1 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

If we are unable to achieve cash flow breakeven or generate working capital that may be required in the future, our ability to operate could suffer or cease

Our operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($8.6 million in 2004 and $9.6 in 2003) and will continue to require capital in the near future. In order to remain competitive, we must continue to make investments essential to our ability to operate, including investments in direct marketing, technology and general administration. In addition, we will continue to face the costs of being a public company. In the event that we are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

We may incur unexpected costs or receive less revenue than we planned from recent initiatives that are part of our evolving business model and, as a result, our operations could be harmed

In 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Currently, the agent network program is conducted through an intermediary, NetQuote, Inc., who provides auto consumer leads to local insurance agents. During the three and six months ended June 30, 2005, this agent network program represented 33% and 30% of auto transaction fees, respectively. During the three and six months ended June 30, 2004, this agent network program represented 6% and 3% of auto transaction fees, respectively.

To lessen InsWeb’s reliance on this intermediary, and to maximize our revenue potential, we are preparing to launch a proprietary agent network program (“AgentInsider”) that will provide leads directly to local insurance agents who have registered with InsWeb. We expect that this initiative will be launched during the third quarter of 2005, and may initially result in reduced revenues, depending on the rate of registration and degree of participation of local personal lines insurance agents throughout the country. Going forward, we expect that the agent network program, both through the intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees. However, the agent network is subject to a number of uncertainties, including the cost of developing and marketing the program, and the continued participation of our third party intermediary. If we are unable to create a positive offering, or if the transition of the agent network program from the intermediary to our internally developed program is delayed or otherwise unsuccessful, the Company’s business may be harmed.

In August 2004, InsWeb launched its term life agency business in an effort to achieve increased revenue per consumer within its term life marketplace, resulting in a shift from a lead payment to a commission-based revenue model, which the Company believes will offer greater long-term financial benefit. This initiative is subject to a number of uncertainties, including the cost of developing the agency operations, and the continued participation of insurance carriers. Moreover, there are many insurance agencies selling term life insurance online. If we are unable to create a positive offering with this initiative, we may lose business to competitors and/or our business may be harmed.

Our future revenues are unpredictable, our operating results are likely to fluctuate from quarter to quarter, and if we fail to meet the expectations of investors, our stock price could decline significantly

Due to the evolving nature of our business model and the high proportion of our revenues that are derived from consumer traffic to our website, our future revenues are inherently difficult to forecast. Particularly in light of recent changes in our business model, including the evolution of InsWeb’s agent network program, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, our expense levels are based largely on our investment plans and estimates of future revenues. We may be unable to adjust our spending to compensate for an unexpected shortfall in revenues. Accordingly, any significant shortfall in revenues relative to our planned expenditures would harm our results of operations and could cause our stock price to fall sharply, particularly following quarters in which our operating results fail to meet the expectations of investors.

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

We are exposed to increased costs and risks associated with complying with the increasing regulation of corporate governance and disclosure standards

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent auditors. We have commenced documenting our internal control systems and procedures and will need to consider improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2006. This process may require us to hire additional personnel and outside advisory services and will result in significant additional accounting and legal expenses. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and we may be unsuccessful in obtaining an unqualified report on our assessment of, and/or the effectiveness of, our internal controls over financial reporting from our independent auditors. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer or chief financial officer determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 77% of our transaction revenues in 2004, approximately 79% in 2003 and approximately 83% in 2002. For the six months ended June 30, 2005, auto insurance accounted for approximately 79% of our transaction revenues. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

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

The outcome and impact of the securities class action lawsuit involving InsWeb is uncertain

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. The settlement was given preliminary approval by the Court in February 2005, pending a modification to the settlement documents. If the Court does not approve the settlement in its final form, InsWeb would defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

(b)                                             There has been no change in our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 11, 2005	INSWEB CORPORATION
(Registrant)

/s/ WILLIAM D. GRIFFIN
William D. Griffin
Chief Financial Officer