Form 10-Q
period 2005-09-30
INSWEB CORP
filed 2005-11-10
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 28, 2005 were 4,057,626 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:                                                   FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$8,573	$9,334
Short-term investments	3,029	8,145
Accounts receivable, net	2,710	1,025
Prepaid expenses and other current assets	679	707
Total current assets	14,991	19,211
Property and equipment, net	562	814
Other assets	378	450
Total assets	$15,931	$20,475

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,522	$1,248
Accrued expenses	3,152	3,456
Deferred revenue	91	56
Total current liabilities	5,765	4,760

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Paid-in capital	203,010	202,961
Treasury stock	(6,334)	(4,596)
Accumulated other comprehensive loss	(1)	(8)
Accumulated deficit	(186,516)	(182,649)
Total stockholders’ equity	10,166	15,715
Total liabilities and stockholders’ equity	$15,931	$20,475

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Transaction fees	$6,799	$3,228	$18,927	$10,246
Development and maintenance fees	99	147	269	550
Total revenues	6,898	3,375	19,196	10,796

Operating expenses:
Technology	1,332	1,268	4,121	4,188
Sales and marketing	6,064	3,299	16,054	9,967
General and administrative	974	1,112	3,177	3,551
Total operating expenses	8,370	5,679	23,352	17,706
Loss from operations	(1,472)	(2,304)	(4,156)	(6,910)
Interest income	101	80	289	225
Other expense	—	—	—	(30)

Net loss	$(1,371)	$(2,224)	$(3,867)	$(6,715)

Net loss per share-basic and diluted	$(0.34)	$(0.47)	$(0.90)	$(1.43)

Weighted-average shares used in computing per share amounts-basic and diluted	4,051	4,716	4,291	4,690

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,867)	$(6,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	412	672
Net changes in operating assets and liabilities:
Accounts receivable	(1,686)	(127)
Prepaid expenses and other current assets	29	81
Other assets	(15)	4
Accounts payable	1,274	865
Accrued expenses	(250)	(1,041)
Deferred revenue	36	(175)
Net cash used in operating activities	(4,067)	(6,436)
Cash flows from investing activities:
Redemptions of short-term investments	11,591	26,041
Purchases of short-term investments	(6,468)	(23,473)
Purchases of property and equipment	(73)	(137)
Net cash provided by investing activities	5,050	2,431
Cash flows from financing activities:
Repayments of debt	(54)	(65)
Proceeds from issuance of common stock through stock plans	48	294
Repurchase of common stock	(1,738)	—
Net cash (used in) provided by financing activities	(1,744)	229
Net decrease in cash and cash equivalents	(761)	(3,776)
Cash and cash equivalents, beginning of period	9,334	15,223
Cash and cash equivalents, end of period	$8,573	$11,447

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Business of InsWeb

InsWeb operates an online insurance marketplace that enables consumers to comparison shop online for a variety of insurance products, including automobile and term life. InsWeb’s marketplace electronically matches consumers and insurance providers. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes and to purchase automobile, homeowners and term life insurance coverage through InsWeb’s insurance agencies.

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned either from an insurance company based on a closed policy, from the delivery of a lead to a participating insurance provider or local agent, or from a commission or broker fee earned by InsWeb’s insurance agencies, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, the consumer will complete the third party company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

In August 2004, InsWeb launched its term life agency business in an effort to increase revenue per consumer within the term life marketplace. The conversion from a lead-based revenue model to a commission-based revenue model resulted in a delay in revenue recognition, as it typically takes 90 to 120 days to complete the sales process for a term life policy. At the time the term life agency business was launched, the Company was uncertain whether the transaction data available was sufficient to reliably estimate cancellations for purposes of satisfying the criteria in Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” for service transactions subject to customer cancellation privileges. Accordingly, during the initial deployment period of the commission-based model, the Company recognized commission revenue on a ratable basis over the initial term of the related policy as the cancellation privileges expired. Based on term life agency activity and cancellation data accumulated since the launch, management has determined that it is now appropriate to use the historical cancellation rate to estimate a cancellation allowance for term life agency transactions. Beginning with the quarter ended June 30, 2005, the Company recognizes revenue from its term life agency business when commissions are earned, net of an estimate for future cancellations based on its historical cancellation rate. In connection with the change in estimate for cancellations, the Company recognized commission revenue of $286,000 in the quarter ended June 30, 2005 relating to commissions earned on term life policies closed in prior quarters.

In 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Prior to September 12, 2005, the agent network program was conducted exclusively through an intermediary, NetQuote, Inc. During the three and nine months ended September 30, 2005, NetQuote, Inc. represented 31% of auto transaction fees, compared to 7% and 5% during the three and nine months ended September 30, 2004, respectively. InsWeb does not have an exclusive or long-term contract with this intermediary.

To lessen InsWeb’s reliance on this intermediary, and to maximize its revenue potential, InsWeb launched a proprietary agent network program (“AgentInsider”) to provide leads directly to local insurance agents who have registered with InsWeb. AgentInsider was launched September 12, 2005 and complements the offering of our intermediary. However, we may experience a reduction in revenues during the initial roll-out of AgentInsider, depending on the rate of registration of local personal lines insurance agents and the degree of participation of these agents throughout the country. We expect that the agent network program, both through the intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees. However, the agent network is subject to a number of uncertainties, including the cost of developing and marketing the program, and the continued participation of our third party intermediary. If we are unable to create a positive offering, if NetQuote should cease to serve as our intermediary and we are unsuccessful in securing a replacement, or if the transition of the agent network program from the intermediary to our internally developed AgentInsider program is delayed or otherwise unsuccessful, the Company’s business may be harmed.

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 74% of transaction revenues in 2004 and 80% in the first nine months of 2005. We anticipate that automobile insurance will continue to account for a significant portion of InsWeb’s revenues for the foreseeable future.

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, uncertain economic conditions which could result in lower growth rates, the changing nature of the electronic commerce industry, variations in consumer traffic (consumers shopping for insurance on the Internet), unpredictability of future revenues, reliance on key customers —insurance carriers, agents and other providers — who are themselves subject to volatility in their operating cycles, and reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf. These risks and uncertainties, among others, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated.  In light of the evolving nature of InsWeb’s business to better capitalize on its position as a leading insurance portal, including the current expansion of InsWeb’s agent network program, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, there is no assurance that InsWeb will be able to achieve or sustain profitability.

Since its inception, InsWeb has incurred significant losses, and as of September 30, 2005, InsWeb had an accumulated deficit of $186.5 million. InsWeb’s operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($8.7 million in 2004 and $9.6 million in 2003) and will continue to require capital in the near future. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, among other things, the Company will be required to comply with Section 404 of the Sarbanes-Oxley Act in 2007. As a result, InsWeb believes that it will continue to incur operating losses for at least the next three to six months. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

2.  Basis of Presentation

The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”).  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2004 and other information as filed with the Securities and Exchange Commission.

3.  Concentration of Risk — Significant Customers

For the three months and nine months ended September 30, 2005, one customer accounted for 27% and 28% of total revenues, respectively. This customer also represented 20% of accounts receivable at September 30, 2005.  At December 31, 2004, one customer accounted for 14% accounts receivable. For the nine months ended September 30, 2004, two customers each accounted for 10% of total revenues.

4.  Per Share Information

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share would reflect the potential dilution that would occur if stock options had been exercised.  For the three and nine month period ended September 30, 2005 and 2004, common equivalent shares from stock options were excluded from the computation of net loss per share-diluted as their effect was antidilutive. Total common stock options outstanding at September 30, 2005 and 2004 were 1,499,000 and 1,391,000, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,371)	$(2,224)	$(3,867)	$(6,715)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(156)	(179)	(414)	(515)
Pro forma net loss	$(1,527)	$(2,403)	$(4,281)	$(7,230)

Net loss per share:
Basic and diluted—as reported	$(0.34)	$(0.47)	$(0.90)	$(1.43)
Basic and diluted—pro forma	$(0.38)	$(0.51)	$(1.00)	$(1.54)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The above pro forma disclosures are not necessarily representative of the effects on reported income or loss for future periods, as additional grants are made each year and options generally vest over several years.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2005	December 31, 2004

Accrued lease obligations (see Note 7)	$1,943	$2,172
Accrued employee compensation	532	559
Deferred rent	526	522
Other	151	203
Total	$3,152	$3,456

6.  Comprehensive Loss

Total comprehensive loss for the three months and nine months ended September 30, 2005 and 2004 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net loss	$(1,371)	$(2,224)	$(3,867)	$(6,715)
Other comprehensive income (loss) - change in unrealized gain (loss) on investments	1	2	7	(6)
Comprehensive loss	$(1,370)	$(2,222)	$(3,860)	$(6,721)

7.  Commitments and Contingencies

Leases

InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of September 30, 2005, total future obligations for these facilities amounted to $7,353,000; these obligations are offset by total estimated future sublease income of approximately $6,258,000. Substantially all future sublease income is due from a sublessee who is an early-stage company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. Based on these assumptions, the Company has recorded an accrual of $1,943,000 as of September 30, 2005 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $2,172,000 as of December 31, 2004. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual.

Securities Class Action Lawsuit

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offering and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. On September 1, 2005, the Court issued an order providing preliminary approval of the proposed settlement and set a hearing for April 24, 2006 to consider final approval of the settlement. If the Court does not approve the settlement, InsWeb would defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

8.  Stockholders’ Equity

Negotiated common stock repurchases

In March 2005, the Board of Directors authorized management to repurchase 755,821 shares of InsWeb Corporation common stock, consisting of 531,947 shares held by Nationwide Mutual Insurance Company and 223,874 shares held by Century Capital Partners, L.P. These shares represented 16% of InsWeb’s total outstanding common stock at that date and were purchased for $1,738,000, or $2.30 per share. Subsequent to the closing of these transactions on March 31, 2005, Nationwide Mutual and Century Capital hold no shares.

9.  Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

10.  Subsequent Event

On October 19, 2005, the Compensation Committee of the Board of Directors of InsWeb Corporation approved the acceleration of vesting of all stock options outstanding as of October 19, 2005 held by employees and the Company’s Section 16 officers (the “Acceleration”).  Options to purchase approximately 496,000 shares of common stock, or 33% of the total outstanding options, with varying remaining vesting schedules, were subject to the Acceleration and became immediately exercisable. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged.

As a result of the Acceleration, the Company expects to reduce its exposure to the effects of Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment,” which will require companies to recognize stock-based compensation expense associated with stock options based on the fair value method. The Company currently estimates a reduction of $350,000 in stock-based compensation expense in 2006 from that which would have otherwise been associated with the stock options affected by the Acceleration. However, the Company may be required to record an earnings charge in future periods if an employee terminates his/her employment and exercises options that were subject to the Acceleration.

ITEM 2.                                                                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb’s marketplace, anticipated losses, the unpredictability of future revenues, reliance on key customers—insurance carriers, agents and other insurance providers- who are themselves subject to volatility in their operating cycles, reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf, competition,  risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in the section entitled “Factors That May Affect Future Performance” and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

InsWeb operates an online insurance marketplace that enables consumers to comparison shop online for a variety of insurance products, including automobile and term life. InsWeb’s marketplace electronically matches consumers and insurance providers. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and receive insurance company-sponsored quotes and to purchase automobile, homeowners and term life insurance coverage through InsWeb’s insurance agencies.

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned either from an insurance company based on a closed policy, from the delivery of a lead to a participating insurance provider or local agent, or from a commission or broker fee earned by InsWeb’s insurance agencies, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, the consumer will complete the third party company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

In August 2004, InsWeb launched its term life agency business in an effort to increase revenue per consumer within the term life marketplace. The conversion from a lead-based revenue model to a commission-based revenue model resulted in a delay in revenue recognition, as it typically takes 90 to 120 days to complete the sales process for a term life policy. At the time the term life agency business was launched, the Company was uncertain whether the transaction data available was sufficient to reliably estimate cancellations for purposes of satisfying the criteria in Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” for service transactions subject to customer cancellation privileges. Accordingly, during the initial deployment period of the commission-based model, the Company recognized commission revenue on a ratable basis over the initial term of the related policy as the cancellation privileges expired. Based on term life agency activity and cancellation data accumulated since the launch, management has determined that it is now appropriate to use the historical cancellation rate to estimate a cancellation allowance for term life agency transactions. Beginning with the quarter ended June 30, 2005, the Company recognizes revenue from its term life agency business when commissions are earned, net of an estimate for future cancellations based on its historical cancellation rate. In connection with the change in estimate for cancellations, the Company recognized commission revenue of $286,000 in the quarter ended June 30, 2005 relating to commissions earned on term life policies closed in prior quarters.

In 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Prior to September 12, 2005, the agent network program was conducted exclusively through an intermediary, NetQuote, Inc. During the three and nine months ended September 30, 2005, NetQuote, Inc. represented 31% of auto transaction fees, compared to 7% and 5% during the three and nine months ended September 30, 2004, respectively. InsWeb does not have an exclusive or long-term contract with this intermediary.

To lessen InsWeb’s reliance on this intermediary, and to maximize its revenue potential, InsWeb launched a proprietary agent network program (“AgentInsider”) to provide leads directly to local insurance agents who have registered with InsWeb. AgentInsider was launched September 12, 2005 and complements the offering of our intermediary. However, we may experience a reduction in revenues during the initial roll-out of AgentInsider, depending on the rate of registration of local personal lines insurance agents and the degree of participation of these agents throughout the country. We expect that the agent network program, both through the intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees. However, the agent network is subject to a number of uncertainties, including the cost of developing and marketing the program, and the continued participation of our third party intermediary. If we are unable to create a positive offering, if NetQuote should cease to serve as our intermediary and we are unsuccessful in securing a replacement, or if the transition of the agent network program from the intermediary to our internally developed AgentInsider program is delayed or otherwise unsuccessful, the Company’s business may be harmed.

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 74% of transaction revenues in 2004 and 80% in the first nine months of 2005. We anticipate that automobile insurance will continue to account for a significant portion of InsWeb’s revenues for the foreseeable future.

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, uncertain economic conditions which could result in lower growth rates, the changing nature of the electronic commerce industry, variations in consumer traffic (consumers shopping for insurance on the Internet), unpredictability of future revenues, reliance on key customers – insurance carriers, agents and other providers – who are themselves subject to volatility in their operating cycles, and reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf. These risks and uncertainties, among others, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated.  In light of the evolving nature of InsWeb’s business to better capitalize on its position as a leading insurance portal, including the current expansion of InsWeb’s agent network program, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, there is no assurance that InsWeb will be able to achieve or sustain profitability.

Since its inception, InsWeb has incurred significant losses, and as of September 30, 2005, InsWeb had an accumulated deficit of $186.5 million. InsWeb’s operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($8.7 million in 2004 and $9.6 million in 2003) and will continue to require capital in the near future. These losses, and this accumulated deficit, have resulted from the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, among other things, the Company will be required to comply with Section 404 of the Sarbanes-Oxley Act in 2007. As a result, InsWeb believes that it will continue to incur operating losses for at least the next three to six months. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

Results of Operations

The following tables set forth certain statement of operations highlights for the three and nine months ended September 30, 2005 and 2004:

Revenues and operating expenses as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues:
Transaction fees	99%	96%	99%	95%
Development and maintenance fees	1	4	1	5
Total	100	100	100	100
Operating expenses:
Technology	19	37	21	39
Direct marketing	63	58	58	54
Sales and marketing	25	40	26	38
General and administrative	14	33	17	33
Total	121	168	122	164
Loss from operations	(21)%	(68)%	(22)%	(64)%

Revenues:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2005	2004	2005	2004

Transaction fees:
Auto insurance	$5,509	$2,445	$15,095	$7,587
Term life insurance	1,219	711	3,616	2,452
Other insurance	71	72	216	207
Total transaction fees	6,799	3,228	18,927	10,246
Development and maintenance fees	99	147	269	550
Total revenues	$6,898	$3,375	$19,196	$10,796

Direct Marketing (Consumer Acquisition) Metrics:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per consumer amounts)	2005	2004	2005	2004

Direct marketing costs	$4,365	$1,964	$11,026	$5,875
Number of consumers	1,584	665	3,995	2,082
Direct marketing cost per consumer	$2.76	$2.95	$2.76	$2.82
Total transaction fees per consumer	$4.29	$4.85	$4.74	$4.92

Auto Marketplace Metrics:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per consumer amounts)	2005	2004	2005	2004

Auto insurance transaction fees	$5,509	$2,445	$15,095	$7,587
Number of consumers	1,496	570	3,667	1,735
Transaction fees per consumer	$3.68	$4.29	$4.12	$4.37

Term Life Marketplace Metrics:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per consumer amounts)	2005	2004	2005	2004

Term life insurance transaction fees	$1,219	$711	$3,616	$2,452
Number of consumers	62	69	239	242
Transaction fees per consumer	$19.66	$10.30	$15.13	$10.13

Definitions:

“Direct marketing costs”	Represents expenses incurred by the company to drive consumer traffic to InsWeb’s online insurance marketplace;
“Number of consumers”	Represents a consumer who has completed an InsWeb application, provided their contact information and has had an insurance lead submitted on their behalf;
“Transaction fees per consumer”	Represents transaction revenues earned per consumer.

Revenues

Transaction Fees.  Transaction fees relating to automobile insurance (consisting of lead fees, closed policy fees, commissions and sponsored link fees) increased to $5.5 million and $15.1 million for the three and nine months ended September 30, 2005, respectively, from $2.4 million and $7.6 million for the comparable periods in 2004. These increases were primarily attributable to 162% and 111% increases in consumer traffic (consumers who have started the InsWeb auto application) from the comparable periods in 2004, respectively. Revenue per auto consumer decreased for the three and nine months ending 2005 to $3.68 and $4.12 compared to $4.29 and $4.37 from the comparable periods in 2004, respectively. The decrease in revenue per auto consumer was a result of the launch of AgentInsider within our auto offering and a reduced rate of closed policies, and therefore reduced earned revenues, from our instant quoting insurance companies.

Transaction fees relating to term life insurance (primarily commissions earned on closed policies) increased to $1.2 million and $3.6 million for the three and nine months ended September 30, 2005 from $0.7 million and $2.5 million for the comparable periods in 2004. These increases reflect the completed transition of our term life agency to a commission-based revenue model.

Operating Expenses

Technology.  Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of the agent network program discussed previously, as well as carrier integration and other enhancements to the InsWeb online insurance marketplace. Technology expenses remained level at $1.3 million for the three months ended September 30, 2005 and 2004.  Technology expenses decreased slightly to $4.1 million for the nine months ended September 30, 2005 from $4.2 million for the comparable period in 2004. Technology expenses for the remainder of 2005 are expected to remain at or near current levels.

Sales and Marketing.  Sales and marketing expenses consist of two components:  direct marketing expenditures such as advertising, promotions and fees paid to online companies to drive consumer traffic to the InsWeb online marketplace; and payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel, its recently introduced agent network program (“AgentInsider”) and its insurance agency operations (auto and term life). InsWeb’s current consumer marketing program is focused on developing and retaining key online relationships and selective cost-effective marketing campaigns designed to maintain consumer awareness of InsWeb and its online insurance marketplace. Overall sales and marketing expenses increased to $6.1 million and $16.1 million for the three and nine months ended September 30, 2005, from $3.3 million and $10.0 million for the comparable periods in 2004. These increases were primarily a result of increases in direct marketing costs to $4.4 million and $11.0 million for the three and nine months ended September 30, 2005, respectively, compared to $2.0 million and $5.9 million for the comparable periods in 2004. For the nine months ended September 30, 2005, the number of consumers increased by 111% over the nine months ended September 30, 2004, while the average cost of acquiring a consumer decreased 2% to $2.76 per consumer. For the three months ended September 30, 2005, the number of consumers increased by 138% over the third quarter of 2004, while the average cost of acquiring a consumer decreased 6% to $2.76 per consumer. The increase in numbers of consumers was a result of successful online advertising campaigns, while the decrease in cost per consumer was attributable to improvements in and increased effectiveness of our online advertising efforts. The Company expects that for the remainder of 2005, direct marketing costs per consumer acquired will increase from current levels due to the holiday season online advertising environment. However, total direct marketing costs will fluctuate based on the actual amount of consumer traffic driven to the InsWeb marketplace. All other sales and marketing expenditures are expected to increase for the remainder 2005 as the AgentInsider program and the operations of the term life agency are expanded.

General and Administrative.  General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $1.0 million and $3.2 million for the three and nine months ended September 30, 2005, respectively, from $1.1 million and $3.6 million for the comparable periods in 2004. The decrease was primarily due to a decrease in depreciation and insurance expenses. General and administrative expenses are expected to remain at or near current levels for the remainder of 2005.

Interest Income.  Interest income increased to $101,000 and $289,000 for the three and nine months ended September 30, 2005, respectively, from $80,000 and $225,000 for the comparable periods in 2004. Interest income is income earned on InsWeb’s short-term investments.

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

Accrual for Lease Obligations.  InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of September 30, 2005, total future obligations for these facilities amounted to $7.4 million. However, these obligations are offset by total estimated future sublease income of approximately $6.2 million. Substantially all future sublease income is due from a sublessee who is an early-stage company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. Based on these assumptions, the Company has recorded an accrual of $1.9 million as of September 30, 2005 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $2.2 million as of December 31, 2004. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its accrual.

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

The carrying value of InsWeb’s deferred tax assets, which were $70.4 million at December 31, 2004, are dependent upon our ability to generate sufficient future taxable income. The Company has established a full valuation allowance against its net deferred tax assets for continuing operations to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including InsWeb’s past and future performance, the market environment in which it operates, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. InsWeb expects to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or it is able to develop tax strategies that would enable it to conclude that it is more likely than not that a portion of its deferred tax assets would be realizable. In addition, InsWeb’s ability to utilize its net operating loss carry forwards (which make-up the majority of the Company’s deferred tax assets) to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may significantly limit, on an annual basis, InsWeb’s future use of its net operating loss carry forwards. The amount, if any, of such limitations has not yet been determined.

Liquidity and Capital Resources

At September 30, 2005, InsWeb’s principal source of liquidity and overall cash position was $11.6 million, consisting of cash, cash equivalents and short-term investments, a decrease from $17.5 million at December 31, 2004.  The decrease resulted from the use of $5.8 million of cash in operating and financing activities during the first nine months of 2005. The primary driver that impacts changes in the Company’s overall cash position is its operating loss.

For the nine months ended September 30, 2005, net cash used in operating activities was $4.1 million. The primary components of the use of cash was the net loss of $3.9 million and an increase in accounts receivable of $1.7 million, partially offset by an increase in accounts payable of $1.3 million. The increase in accounts receivable was a result of the revenue growth during the period, with days sales outstanding increasing to 36 days at September 30, 2005, compared to 26 days outstanding at December 31, 2004.  The increase in accounts payable was a result of the significant increase in direct marketing activities during the period, increasing consumer traffic to the InsWeb marketplace and a corresponding increase in direct marketing costs.

For the nine months ended September 30, 2005, net cash provided by investing activities was $5.0 million, which primarily consisted of redemptions of short-term investments offset by the purchases of short-term investments. Investing activities will generally fluctuate in conjunction with cash required to meet working capital requirements.

For the nine months ended September 30, 2005, net cash used in financing activities was $1.7 million, consisting entirely of the repurchase of common stock (see Note 8 to Notes to Condensed Consolidated Financial Statements).

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

Aggregate contractual cash obligations as of September 30, 2005 are summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2005	$827	$(503)	$324
2006	3,391	(2,030)	1,361
2007	3,483	(2,100)	1,383
2008	2,936	(1,615)	1,321
2009	1,078	—	1,078
Thereafter	1,437	—	1,437
	$13,152	$(6,248)	$6,904

Our operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($8.6 million in 2004 and $9.6 million in  2003) and will continue to require capital in the near future. In order to remain competitive, we must continue to make investments which are essential to our ability to operate, including investments in direct marketing, technology and general administration, including the governance and compliance costs required of a public company. We anticipate that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Longer-term, if the enhancements to our auto marketplace, the expansion of our agent network program, and the launch of our term life agency are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired; or we may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results. Although we do not anticipate the need for additional financing, we nevertheless may require additional funds to meet operating needs. We cannot be certain that additional financing will be available when required, on favorable terms or at all. If we are not successful in raising additional capital as required, we may delay, significantly reduce or cease certain of our operations, which could adversely affect our results of operations and financial position.

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given planned investment levels, our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. As a result, we believe that we will incur operating losses for at least the next three to six months. We incurred operating losses of $9.2 million for 2004, $7.0 million for 2003, and $15.5 million for 2002. As of September 30, 2005, our accumulated deficit was $186.5 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

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

We may incur unexpected costs or receive less revenue than we planned from recent initiatives that are part of our evolving business model and, as a result, our operations could be harmed

In 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Prior to September 12, 2005, the agent network program was conducted exclusively through an intermediary, NetQuote, Inc. During the three and nine months ended September 30, 2005, NetQuote, Inc. represented 31% of auto transaction fees, compared to 7% and 5% during the three and nine months ended September 30, 2004, respectively. InsWeb does not have an exclusive or long-term contract with this intermediary.

To lessen InsWeb’s reliance on this intermediary, and to maximize its revenue potential, InsWeb launched a proprietary agent network program (“AgentInsider”) to provide leads directly to local insurance agents who have registered with InsWeb. AgentInsider was launched September 12, 2005 and complements the offering of our intermediary. However, we may experience a reduction in revenues during the initial roll-out of AgentInsider, depending on the rate of registration of local personal lines insurance agents and the degree of participation of these agents throughout the country. We expect that the agent network program, both through the intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees. However, the agent network is subject to a number of uncertainties, including the cost of developing and marketing the program, and the continued participation of our third party intermediary. If we are unable to create a positive offering, if NetQuote should cease to serve as our intermediary and we are unsuccessful in securing a replacement, or if the transition of the agent network program from the intermediary to our internally developed AgentInsider program is delayed or otherwise unsuccessful, the Company’s business may be harmed.

In August 2004, InsWeb launched its term life agency business in an effort to achieve increased revenue per consumer within its term life marketplace, resulting in a shift from a lead payment to a commission-based revenue model, which the Company believes will offer greater long-term financial benefit. This initiative is subject to a number of uncertainties, including the cost of developing the agency operations, and the continued participation of insurance carriers. Moreover, there are many insurance agencies selling term life insurance online, and it is increasingly difficult to find reliable sources of consumer traffic on reasonable terms. If we are unable to create a positive offering with this initiative or generate sufficient consumer traffic, we may lose business to competitors and/or our business may be harmed.

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

•                  Our revenues may be harmed by inadequate levels of participation by local personal lines insurance agents in our new agent network initiative, if the agent network program offered by our current third party intermediary is unsuccessful or if our current intermediary should cease to serve in this capacity and we are unsuccessful in securing a replacement;

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

We are exposed to increased costs and risks associated with complying with the increasing regulation of corporate governance and disclosure standards

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent auditors. We have commenced documenting our internal control systems and procedures and will need to consider improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2007. This process may require us to hire additional personnel and outside advisory services and will result in significant additional accounting and legal expenses. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and we may be unsuccessful in obtaining an unqualified report on our assessment of, and/or the effectiveness of, our internal controls over financial reporting from our independent auditors. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer or chief financial officer determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 77% of our transaction revenues in 2004, approximately 79% in 2003 and approximately 83% in 2002. For the nine months ended September 30, 2005, auto insurance accounted for approximately 80% of our transaction revenues. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

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

We do not have exclusive relationships or long-term contracts with insurance companies, which may limit our ability to retain these insurance companies as participants in our marketplace and maintain the attractiveness of our services to consumers

We do not have an exclusive relationship with any of the insurance companies whose insurance products are offered on our online marketplace, and thus, consumers may obtain quotes and coverage from these insurance companies without using our website. Our participating insurance companies also offer their products directly to consumers through insurance agents, mass marketing campaigns or through other traditional methods of insurance distribution. In many cases, our participating insurance companies also offer their products and services over the Internet, either directly to consumers or through one or more of our online competitors, or both. In addition, most of our agreements with our participating insurance companies are cancelable at the option of either party upon 90 days’ notice or less. Furthermore, our agreements permit the insurance company to limit its participation to certain states. We have experienced, and expect to continue to experience, reductions in the level of participation in our marketplace or complete termination by participating insurance companies. These reductions in participation, terminations, or an inability to attract additional insurance companies to our marketplace could materially affect our revenues and harm our business.

The outcome and impact of the securities class action lawsuit involving InsWeb is uncertain

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. On September 1, 2005, the Court issued an order providing preliminary approval of the proposed settlement and set a hearing for April 24, 2006 to consider final approval of the settlement. If the Court does not approve the settlement, InsWeb would defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

(b)                                             There has been no change in our internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:                                               OTHER INFORMATION

ITEM 1.                                                 LEGAL PROCEEDINGS

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offering and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. On September 1, 2005, the Court issued an order providing preliminary approval of the proposed settlement and set a hearing for April 24, 2006 to consider final approval of the settlement. If the Court does not approve the settlement, InsWeb would defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

Dated: November 10, 2005	INSWEB CORPORATION
(Registrant)

/s/ WILLIAM D. GRIFFIN
William D. Griffin
Chief Financial Officer