Form 10-K
period 2005-12-31
INSWEB CORP
filed 2006-03-30
CIK 1077370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-26083

INSWEB CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	94-3220749
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

11290 Pyrites Way, Gold River, California 95670

(Address of principal executive offices)

(916) 853-3300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act).  Large Accelerated Filer ☐   Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2005), as reported on the Nasdaq National Market, was approximately $6,823,000. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of March 1, 2006: 4,086,794

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement for registrant’s 2006 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Form 10-K Report.

INSWEB CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2005

PART I

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our” and “us” refer to InsWeb Corporation and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

Certain information contained in this Annual Report on Form 10-K should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including our ability to generate significant revenues from our core business; our ability to achieve profitability; our reliance on automobile insurance; our ability to expand our operations; our reliance on a limited number of insurance companies for our current revenues; and our success in developing and maintaining cost efficient online relationships to attract consumers to our website. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section in Item 1A “Risk Factors.”

The list of factors that may affect future performance and the accuracy of forward-looking statements described in the section “Risk Factors” in Item 1A of this Report is illustrative, but by no means exhaustive. Additional risk factors may be described from time to time in our future filings with the U.S. Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.

Item 1. Business.

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

The InsWeb Online Insurance Marketplace

InsWeb operates an online insurance marketplace that enables consumers to comparison shop online and to obtain insurance company-sponsored quotes for a variety of insurance products, including automobile, homeowners and term life. InsWeb’s marketplace electronically matches consumers and insurance providers. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a number of insurance companies to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and to receive insurance company-sponsored quotes for coverage for automobile, homeowners and term life insurance. Management believes that InsWeb provides insurance providers with pre-qualified consumers at attractive acquisition costs, with the scalable, cost-efficient distribution capabilities of InsWeb’s Internet-based model.

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned either from an insurance company based on a closed policy, from the delivery of a lead to a participating insurance provider or local agent, or from a commission earned by InsWeb’s insurance agency subsidiary, InsWeb Insurance Services, Inc. (“InsWeb’s Insurance Agency”). In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website (“Sponsored Web Link” program). In these situations, the consumer will complete the third party company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

InsWeb’s business model has evolved significantly over the past two years to better capitalize on its position as a leading insurance portal. Within InsWeb’s auto insurance marketplace, consumers now have additional options to find the insurance carrier or local personal lines insurance agent best suited to their needs as a result of several initiatives implemented by InsWeb during 2004 and 2005. These auto product initiatives included: the expansion of the InsWeb Sponsored Web Link program, which provides certain consumers the opportunity to link directly to an insurance company’s website; a shortened online application; the distribution of consumer leads to multiple insurance carriers; the launch of a program through a third party intermediary to provide consumer leads to local personal lines insurance agents; and the successful development and deployment of InsWeb’s proprietary agent network, AgentInsider.com, which was launched in September 2005.

In addition, InsWeb laid the foundation to achieve increased revenue from each consumer within its term life marketplace through the launch of its term life agency in August 2004 and the shift from a lead referral model to a commission-based revenue model, which the management believes will offer greater long-term financial benefit.

The Quote Generation and Purchase Process

For those consumers that proceed with an InsWeb application, the quote generation and purchase process generally involves the following steps:

•       data entry by the consumer;

•       electronic underwriting;

•       electronic rating and generation of price quotes;

•       presentation of quotes to the consumer;

•       delivery of leads to participating insurance companies, local agents and/or InsWeb’s Insurance Agency;

•       purchase of the insurance policy; and

•       customer service and customer care.

Data Entry.   To complete a shopping session, a consumer completes an online form that requests information such as the consumer’s age, address and coverage requirements, a process that InsWeb estimates takes approximately 10 minutes, depending on the type of insurance sought and the complexity of the consumer’s profile. The quote form captures a comprehensive set of information designed to address basic underwriting and rating criteria. To assist consumers in evaluating and fulfilling their insurance needs, InsWeb provides consumers with a variety of interactive website features and insurance-related information. In addition, InsWeb provides online help and customer service throughout the data entry process. The consumer completes only one online form for a particular type of insurance, but may receive quotes from multiple participating companies depending on which companies have qualified that consumer. This information can also be used to automatically complete portions of the quote form for other insurance products. Because the information insurance companies use to underwrite, rate and provide quotes to a consumer is entered directly by the consumer, the insurance companies can reduce or eliminate the expense associated with collecting consumer data. Moreover, information entered directly by consumers typically contains fewer errors than information provided orally to an agent or insurance company representative, who must then enter that information manually into the insurance company’s system.

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

Presentation of Quotes.   After a consumer has completed the form for a particular product, the consumer is presented with a “quote pad.” The quote pad contains the logos of insurance companies interested in providing quotes, and in some cases the rates charged by the insurance companies are also displayed. When rates are not displayed, the quote pad also informs the consumer which insurance companies will provide quotes on a delayed basis, either via e-mail or telephone. The response method varies among insurance products and companies.

Delivery of Leads.   InsWeb earns revenues from participating insurance providers based on the delivery of qualified leads. With its instant quoting auto insurance companies, InsWeb is paid a fee only when the consumer purchases an insurance policy. With other auto insurance providers (including insurance companies, third party local agent networks and InsWeb’s AgentInsider network, which provides leads directly to local personal lines insurance agents), InsWeb is paid a transaction fee based on the delivery of a lead, whether or not the consumer actually purchases a policy. For auto insurance coverage, qualified leads are produced when a consumer clicks to view insurance company quotes. These leads are produced both for insurance companies providing instant online quotes and for insurance companies and local insurance agents who provide email or other offline quotes. For term life insurance coverage, a qualified lead is produced only when a consumer clicks to request insurance coverage based on a specific quote. Once the leads are generated by the consumer’s request to view quotes, InsWeb transmits the leads either to InsWeb’s Insurance Agency or to the selected insurance company or other entity by e-mail, file transfer or direct connection to the insurance company’s information system. InsWeb provides each participating insurance company with custom-formatted lead information based on the insurance company’s individual requirements.

Purchase of Policy.   After InsWeb generates and delivers a qualified lead, insurance providers, or InsWeb’s Insurance Agency, may respond directly to the interested consumer by e-mail or telephone to close the purchase of the policy or direct the lead to an agent for follow-up. The delivery of a qualified lead to the insurance company or local agent does not require further involvement by InsWeb, although InsWeb monitors insurance company responses and works with companies and agents to ensure that they are responding to leads generated from the online insurance marketplace in a timely fashion. In addition, InsWeb performs closing services, through InsWeb’s Term Life insurance agency, for participating insurance companies. These closing services include advising consumers about coverage options, confirming consumer information, selling the policy and taking a premium deposit.

Customer Care.   InsWeb provides assistance to consumers throughout the data entry, quote-generation and delivery process through embedded help icons, which link to explanations of the various steps in the process. InsWeb’s Customer Care Center provides additional help to consumers working through the process of shopping for insurance through live telephone support.

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

•       glossaries of insurance-related terms; and

•       toll-free phone service.

Products and Services

Insurance companies participating in InsWeb’s online insurance marketplace currently offer automobile, homeowners, term life, renters, and condominium insurance. In addition, InsWeb has contractual relationships with third-party providers for home warranty, RV, motorcycle, critical illness and health insurance.

Automobile Insurance.   Automobile insurance comprises the largest segment of the consumer insurance market, and, to date, has accounted for most of the consumer traffic on InsWeb’s online marketplace, and a majority of its revenues. At December 31, 2005, InsWeb’s online marketplace offered quotes or web-sponsored links to consumers in all 50 states, plus the District of Columbia.

Term Life Insurance.   At December 31, 2005, the InsWeb online marketplace offered comparative quotes for term life insurance from 14 companies in all 50 states, plus the District of Columbia.

Other Products and Services.   InsWeb’s online marketplace also allows consumers to shop for homeowners, renters and condominium insurance, as well as home warranty, motorcycle and RV insurance, and health and critical illness insurance in certain states. At present, the InsWeb online marketplace does not offer multiple quotes with respect to these types of insurance; instead, consumers seeking quotes for these products are linked to a single insurance company for each product in the states in which it is available.

Insurance Company Relationships

InsWeb believes that establishing long-term relationships with reputable insurance companies is essential to its ability to offer a desirable insurance marketplace on its website. InsWeb’s focus is to maintain and expand the product offerings available on the online marketplace by selling InsWeb’s services to new companies and expanding InsWeb’s relationship with participating insurance companies. At December 31, 2005, InsWeb had relationships with 34 insurance companies for automobile, homeowners and term life insurance, including many large companies with established brand names that InsWeb believes are attractive to consumers. However, InsWeb has been dependent on a limited number of insurance companies for a significant portion of its revenues. Revenues from the top three insurance companies that participate in InsWeb’s marketplace represented 27%, 39% and 38% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

Insurance Agent Network

In 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Prior to September 12, 2005, the agent network program was conducted exclusively through an intermediary, NetQuote, Inc. During the years ended December 31, 2004 and 2005, NetQuote, Inc. represented 8% and 29% of auto transaction fees, respectively. InsWeb does not have an exclusive or long-term contract with this intermediary. With the launch of InsWeb’s proprietary agent network offering (“AgentInsider”) in September 2005, the Company began selling leads directly to local insurance agents. Through AgentInsider, insurance agents can bid for participation in InsWeb’s marketplace of automobile and homeowners insurance providers. However, InsWeb has also entered into agreements with several large insurance companies to allow these companies’ agents to participate in AgentInsider without bidding. Whether bidding or participating through a sponsoring insurance company, InsWeb is paid a fee for each consumer lead sent to an agent. As of December 31, 2005, 1,400 local personal lines insurance agents were participating in AgentInsider.

Marketing and Sales

InsWeb’s marketing program consists of a two-pronged effort, with substantial resources directed both at attracting increased consumer traffic to the InsWeb website, and building and expanding relationships with participating insurance companies and with local personal lines insurance agents (both captive and independent). InsWeb believes that increased traffic will encourage insurance providers to develop and expand their relationship with InsWeb, and that enhancing the comparative shopping opportunities available through increased insurance provider participation will drive further increases in consumer traffic.

Consumer Marketing

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

Online Relationships.   InsWeb seeks out relationships with companies whose websites feature a high volume of traffic or a substantive focus that is related to the purchase of insurance coverage, such as sites related to automobiles, homes or personal finances. Agreements with these online companies typically provide that InsWeb pay the online company a transaction fee (based on click-throughs or consumer leads) and in limited cases, a fixed fee. Online companies integrate links into their websites connecting to InsWeb’s marketplace. InsWeb provides functionality to further integrate with online companies and, in some cases, provides co-branding functionality whereby the online company’s logo is presented on the InsWeb marketplace to those consumers directed to InsWeb’s marketplace from a company’s site. InsWeb’s agreements with online companies typically have a 12-month term, with either party having a right to terminate the agreement on 30 to 90 day notice.

Online Direct-Response Advertising.   InsWeb’s online direct-response advertising, which drives the majority of InsWeb’s consumer traffic, is intended to create a presence for InsWeb on a wide range of websites whose audiences closely match its target audience. InsWeb’s key advertisements are delivered through content sponsorships, banners and keywords on financial, news, real estate, classifieds, automobile, directory and general interest sites. InsWeb and some of its third-party marketing providers also conduct advertising campaigns promoting InsWeb through emails and electronic newsletters. InsWeb’s advertisements are targeted primarily at consumers who may be actively seeking insurance.

Traditional Consumer Marketing.   Currently, InsWeb’s consumer marketing is focused on online marketing efforts. However, in the past, InsWeb has engaged in traditional advertising, including radio, television and print advertising, and may do so again in the future.

Local Insurance Agent Marketing and Acquisition

InsWeb’s local agent sales and marketing efforts seek to identify personal line insurance agents interested in participating in the AgentInsider program through direct mail, email and telephone solicitation, referrals from other local agents and general advertising. In addition, sales efforts are directed toward signing carrier sponsored agreements, whereby insurance carriers promote and market the AgentInsider program to their participating local agents. At December 31, 2005, the Company had five major insurance carriers who have contracted to promote or sponsor AgentInsider for their local agents.

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

Security

InsWeb employs third-party firewall technology to protect its corporate network from intrusion and uses proprietary designs to isolate confidential data on its network so that only selected information is publicly available on its website. Consumer information is transmitted to InsWeb’s site using Secure Socket Layer encryption technology, a widely used technology for transmitting encoded data via a Web browser. InsWeb employs a number of other encryption methods for delivery of consumer information to insurance companies or local agents. InsWeb protects its system management functions using security models integrated with the operating system. Additionally, some sensitive software applications incorporate proprietary authentication schemes.

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

Product Development

InsWeb devotes significant resources to improving the structure of its products and delivering additional tools that allow insurance providers to effectively reach consumers. InsWeb generally follows a monthly release schedule for new versions of its online user interface, which may incorporate technology advances, new product features and improvements in consumer interactivity. InsWeb also devotes resources to refining its online consumer tools and research materials, as well as developing new support products. InsWeb is also researching new methods of designing more useful insurance-related material and presenting it to the consumer in a more meaningful context.

InsWeb’s technology expenses were approximately $5.4 million in 2005, $5.4 million in 2004, and $9.0 million in 2003.

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

•       lead generation services that provide consumer leads to insurance agents;

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

In order to provide the types of services that require an insurance license, InsWeb established InsWeb Insurance Services, Inc. in 1998 and currently maintains property and casualty licenses and life and health licenses in 50 states and the District of Columbia. In addition, officers and employees who are engaged in the sale of insurance are licensed as insurance agents. InsWeb’s operations depend on the validity of and continued good standing under the licenses and approvals pursuant to which InsWeb’s subsidiaries, licensed officers and agents operate. Licensing laws and regulations vary depending on the jurisdiction. The applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion concerning the allowance, renewal and revocation of licenses and approvals. The inability to obtain the requisite agent licenses or other necessary licenses, permits, or authorizations could harm InsWeb’s business.

Offering services through InsWeb Insurance Services, Inc. or through licensed officers and agents could create conflicts with insurance companies that have policies prohibiting them from employing insurance agents or from selling insurance through agents that compete with their own exclusive agents. These conflicts could result in a loss of business from these insurance companies and could harm InsWeb’s business.

Intellectual Property

InsWeb regards its intellectual property as critical to its success, and relies upon trademark, copyright and trade secrets laws in the United States and other jurisdictions to protect its proprietary rights. The INSWEB mark has been registered in the United States, France, Germany, South Korea, Japan and the United Kingdom, and many other countries. Other U.S. and worldwide trademark applications and registrations include, but are not limited to, AgentInsider, AgentInsider.com, InsWeb.com, Where You and Your Insurance Really Click, and Lower Your Insurance Costs, Not Your Expectations. InsWeb has applied for various patents on its core technology and related patentable subject matter; in May 2005 InsWeb received its first patent for its development of an event logging system. In connection with its acquisition of assets from Intuit in January 2001, InsWeb obtained the rights to patent applications filed by Intuit relating to Intuit’s online insurance shopping and purchasing service. InsWeb’s pending trademark registrations and patent applications may not be approved or granted; or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in some foreign countries. InsWeb also seeks to protect its proprietary rights through physical and technological security measures, and through the use of confidentiality or license agreements with its business partners, employees, consultants, advisors and others. Despite InsWeb’s efforts to protect its proprietary rights from unauthorized use or disclosure, employees, consultants, advisors or others may not maintain the confidentiality of InsWeb’s proprietary information, and this proprietary information may otherwise become known, or be independently developed, by competitors. The steps InsWeb has taken may not prevent misappropriation of its proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States.

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

Employees

As of December 31, 2005, InsWeb had 122 full-time employees. InsWeb has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. InsWeb considers its relations with its employees to be good. InsWeb believes that its future success will depend in part on the continued service of its senior management and key technical personnel and its ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in InsWeb’s industry and geographical location is intense. InsWeb may not continue to be successful in attracting and retaining a sufficient number of qualified personnel to conduct its business in the future.

We have no long-term employment agreements with any of our key personnel. However, the executive officers and certain other key members of management are eligible to participate in the InsWeb Executive Retention and Severance Plan (the “Plan”) approved by the Board of Directors on June 14, 2004. Participants in the Plan are entitled to receive cash severance payments and health and medical benefits in the event their employment is terminated in connection with a change in control. Participants will also receive these benefits if InsWeb terminates their employment other than for “cause” or if the participant voluntarily terminates his employment for “good reason” following certain specified actions by InsWeb. Upon any other termination of employment, the participant will be entitled only to accrued salary through the date of termination and any other vested benefits.

Executive Officers of the Registrant

As of March 1, 2006, InsWeb’s executive officers were as follows:

Name	Position With InsWeb	Age
Hussein A. Enan	Chairman of the Board and Chief Executive Officer	60
William D. Griffin	Chief Financial Officer	48
L. Eric Loewe	Senior Vice President, General Counsel and Secretary	48

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

Item 1A. Risk Factors.

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the beginning of Item 1 of this Report.

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability

Given planned investment levels, we believe that we will incur operating losses for at least the next year. We incurred operating losses of $6.3 million in 2005, $9.2 million in 2004, and $7.0 million in 2003. As of December 31, 2005, our accumulated deficit was $188.6 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

If we are unable to achieve cash flow breakeven or to generate working capital that may be required in the future, our ability to operate could suffer or cease

Our operating activities to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($5.3 million in 2005, $8.7 million in 2004, and $4.2 million in 2003) and will continue to require capital in the near future. At December 31, 2005, we had $10.3 million in cash, cash equivalents and short-term investments. In order to remain competitive, we must continue to make investments essential to our ability to operate, including investments in direct marketing, technology and general administration. In addition, we will continue to face the costs of being a public company. In the event that we are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

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

We may incur unexpected costs or receive less revenue than we planned from recent initiatives that are part of our evolving business model and, as a result, our operations could be harmed

In 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Prior to September 12, 2005, the agent network program was conducted exclusively through an intermediary, NetQuote, Inc. During the year ended December 31, 2005, NetQuote, Inc. represented 29% of auto transaction fees, compared to 8% during the year ended December 31, 2004. InsWeb does not have an exclusive or long-term contract with this intermediary.

To lessen InsWeb’s reliance on this intermediary, and to maximize its revenue potential, InsWeb launched a proprietary agent network program (“AgentInsider”) to provide leads directly to local insurance agents who have registered with InsWeb. AgentInsider was launched September 12, 2005 and complements the offering of our intermediary. However, as is the case with many new initiatives, we have experienced a reduction in revenue per consumer, compared to the revenue per consumer we would have received from our intermediary for the same consumer lead, in the initial phases of the program. The length of time and extent of this reduction will depend on the rate of registration of local personal lines insurance agents and the degree of participation of these agents throughout the country. We expect that the agent network program, both through the intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees. However, the agent network is subject to a number of uncertainties, including the cost of developing and marketing the program, and the continued participation of our third party intermediary. If we are unable to create a positive offering, if NetQuote should cease to serve as our intermediary and we are unsuccessful in securing a replacement, or if the transition of the agent network program from the intermediary to our internally developed AgentInsider program is delayed or otherwise unsuccessful, the Company’s business may be harmed.

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

•       We may experience increases in our direct marketing expenses due to unanticipated increases in the cost of online advertising for insurance;

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

We are exposed to increased costs and risks associated with complying with the increasing regulation of corporate governance and disclosure standards

We have spent a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. We have commenced documenting our internal control systems and procedures and will need to consider improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2007. This process may require us to hire additional personnel and outside advisory services and will result in significant additional accounting and legal expenses. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and we may be unsuccessful in obtaining an unqualified report on our assessment of, and/or the effectiveness of, our internal controls over financial reporting from our independent auditors. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer or chief financial officer determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Seasonality affecting insurance shopping and Internet advertising may cause fluctuations in our operating results

We have experienced seasonality in our business associated with general slowness in the insurance industry during the year-end holiday period. In addition, online advertising for insurance products becomes more expensive during the holiday period as internet portals and other online firms dedicate an increasing percentage of their inventory to seasonal goods and services. We expect to continue to experience seasonality as our business matures. Because of this seasonality, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. We believe seasonality will have an ongoing impact on our business.

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 79% of our transaction revenues in 2005, approximately 77% in 2004 and approximately 79% in 2003. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

If we are unable to promote our brands and expand our brand recognition, our ability to draw consumers and agents to our services will be limited

A growing number of websites offer services that are similar to and competitive with the services offered on our online insurance marketplace. Therefore, a positive recognition of our brand is critical to attracting additional consumers to our website. Our current consumer marketing program consists of the maintenance of certain network online relationships and other selective cost effective marketing campaigns, designed to maintain consumer awareness of InsWeb and our online insurance marketplace. InsWeb’s local agent sales and marketing efforts seek to identify personal line insurance agents interested in participating in the AgentInsider program through direct mail, email and telephone solicitation, referrals from other local agents and general advertising. In addition, sales efforts are directed toward signing carrier sponsored agreements, whereby insurance carriers promote and market the AgentInsider program to their participating local agents, both captive and independent. In order to attract and retain consumers and local agents and to promote and maintain our brands, we are continuing our financial commitment to both the consumer and agent marketing efforts. However, if our marketing efforts do not generate a corresponding increase in revenues or we otherwise fail to successfully promote our brand, or if these efforts require excessive expenditures, our business will be harmed. Moreover, if consumers or agents do not perceive our existing services to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be harmed.

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

Competition in the market for online distribution of insurance is intense, and if we are unable to compete effectively with current competitors or new competitors that enter the market, the fees paid to us by participating insurance companies may fall, the fees charged by online companies with which we have strategic relationships may rise, and our market share may suffer

The online insurance distribution market, like the broader electronic commerce market, is both rapidly evolving and highly competitive. Increased competition, particularly by companies offering online insurance distribution, could reduce the fees we are able to charge our participating insurance providers or increase the fees we are required to pay for online advertising, resulting in reduced margins or loss of market share, any of which could harm our business. In addition, our current and future competitors may be able to:

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

We do not have exclusive relationships or long-term contracts with insurance companies, which may limit our ability to retain these insurance companies as participants in our marketplace and maintain the attractiveness of our services to consumers

We do not have an exclusive relationship with any of the insurance companies whose insurance products are offered on our online marketplace, and thus, consumers may obtain quotes and coverage from these insurance companies without using our website. Our participating insurance companies also offer their products directly to consumers through insurance agents, mass marketing campaigns or through other traditional methods of insurance distribution. In most cases, our participating insurance companies also offer their products and services over the Internet, either directly to consumers or through one or more of our online competitors, or both. In addition, most of our agreements with our participating insurance companies are cancelable at the option of either party upon 90 days’ notice or less. Furthermore, our agreements permit the insurance company to limit its participation to certain states. We have experienced, and expect to continue to experience, reductions in the level of participation in our marketplace or complete termination by participating insurance companies. These reductions in participation, terminations, or an inability to attract additional insurance companies to our marketplace could materially affect our revenues and harm our business.

The outcome and impact of the securities class action lawsuit involving InsWeb is uncertain

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. In September 2005, the Court issued an order providing preliminary approval of the proposed settlement and set a hearing for April 24, 2006 to consider final approval of the settlement. If the Court does not approve the settlement, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and we cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

We rely on the services of our executive officers and other key personnel, whose knowledge of our business and the insurance industry and technical expertise would be extremely difficult to replace

Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, Chairman of our Board and Chief Executive Officer, and the loss of the services of any of our executive officers or other key employees could harm our business. We have no long-term employment agreements with any of our key personnel, although Mr. Griffin and Mr. Loewe and certain other key employees are entitled to certain severance benefits should their employment be involuntarily terminated. We maintain a $2 million life insurance policy on Mr. Enan that names InsWeb as the beneficiary, but we maintain no similar insurance on any of our other key employees. InsWeb has granted stock options as incentives to executive officers, new employees and certain other key personnel. As the value of these incentives is highly dependent on an increase in the market price of our common stock, we may be unable to retain such key employees, nor retain or recruit other officers and key employees in the future.

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

Our stock price has fluctuated widely

The trading price of our common stock has been volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, new products or new contracts by us or our competitors, loss of key insurance providers, conditions and trends in the electronic commerce and insurance industries, general market conditions and other factors. These fluctuations may continue and could harm our stock price. Any negative change in the public’s perception of the prospects of Internet or electronic commerce companies could also depress our stock price regardless of our results.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

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

One of the vacated office leases is for a 65,000 square foot building in Redwood City, California. Under the terms of the sublease of this facility, as amended, the sublessee is obligated to rent the entire facility for the duration of the InsWeb lease (through September 2008) and to pay all rent and operating expenses otherwise payable by InsWeb directly to the landlord. However, the sublessee is a start-up company with limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other contractual lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

InsWeb believes that its existing facilities are adequate to meet its needs for future growth, and there should be no need to lease additional or alternative space in the near term.

Item 3. Legal Proceedings.

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. In September 2005, the Court issued an order providing preliminary approval of the proposed settlement and set a hearing for April 24, 2006 to consider final approval of the settlement. If the Court does not approve the settlement, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and we cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

InsWeb did not submit any matters to a vote of our security holders during the fourth quarter of 2005.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

InsWeb’s common stock is quoted on the Nasdaq National Market under the symbol “INSW.” As of December 31, 2005, there were approximately 2,300 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of InsWeb’s common stock as reported on the Nasdaq National Market:

	Price Range Quarter Ended
	High	Low
2005
December 31, 2005	$4.30	$2.65
September 30, 2005	$4.60	$2.85
June 30, 2005	$3.85	$2.51
March 31, 2005	$3.90	$2.57
2004
December 31, 2004	$3.16	$2.11
September 30, 2004	$4.35	$2.64
June 30, 2004	$5.30	$4.40
March 31, 2004	$5.77	$4.55

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

(in thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003	2002	2001
Revenues:
Transaction fees	$24,650	$13,987	$23,192	$24,107	$22,976
Development and maintenance fees	365	673	939	1,448	1,880
Total revenues	25,015	14,660	24,131	25,555	24,856
Operating expenses:
Direct marketing	15,207	8,327	8,916	10,985	16,664
Sales and marketing	6,770	5,541	7,095	7,344	12,157
Technology	5,354	5,416	9,014	10,322	14,041
General and administrative	4,023	4,544	5,883	6,850	7,345
Amortization of stock-based compensation	—	—	—	—	256
Impairment of long-lived assets(1)	—	—	214	3,707	18,519
Restructuring and other charges(2)	—	—	—	1,800	1,843
Total operating expenses	31,354	23,828	31,122	41,008	70,825
Loss from operations	(6,339)	(9,168)	(6,991)	(15,453)	(45,969)
Interest expense	—	—	(86)	(465)	(1,043)
Interest and other income, net(3)	398	235	8,123	11,340	2,086
Net income (loss)	$(5,941)	$(8,933)	$1,046	$(4,578)	$(44,926)
Net income (loss) per share:
Basic	$(1.40)	$(1.90)	$0.21	$(0.65)	$(6.45)
Diluted	$(1.40)	$(1.90)	$0.20	$(0.65)	$(6.45)
Shares used in computing net income (loss) per share:
Basic	4,234	4,711	5,030	7,035	6,969
Diluted	4,234	4,711	5,283	7,035	6,969

(1)          Represents the write-down of long-lived assets in 2003, 2002 and 2001 related to the acquisition of certain assets of Intuit Insurance Services, Inc. and the write-off of assets in 2000 related to the Benelytics acquisition.

(2)          Represents charges recorded pursuant to InsWeb’s restructuring plan and related vacated facilities.

(3)          In 2003, the Company sold its interest in Finance All K.K. and recognized a gain of $6.8 million (See Note 7 of Notes to Consolidated Financial Statements). Also in 2003, InsWeb and eHealthInsurance.com agreed to settle ongoing litigation in the U.S. District Court for Northern California, and eHealthInsurance agreed to pay InsWeb $800,000 for the services performed by InsWeb prior to the termination of the marketing agreement (See Note 10 of Notes to Consolidated Financial Statements). In 2002, InsWeb recognized a gain of $10.6 million from the renegotiation and amendment of the obligations under a license and distribution agreement, which was originally entered into in 2001 in connection with the purchase of certain assets of Intuit Insurance Services, Inc.

CONSOLIDATED BALANCE SHEET DATA:

(in thousands)

	As of December 31,
	2005	2004	2003	2002	2001
Cash and cash equivalents	$9,073	$9,334	$15,223	$12,382	$14,627
Short-term investments	1,233	8,145	10,868	16,541	20,936
Working capital	7,271	14,451	22,279	21,787	30,324
Total assets	14,018	20,475	29,882	37,692	54,342
Long-term liabilities, excluding current portion	—	—	—	—	13,490
Total stockholders’ equity	8,141	15,715	24,279	27,088	31,772

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report on Form 10-K and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in continued decreases in revenue and reduced participation in InsWeb’s marketplace, anticipated losses, the unpredictability of future revenues, reliance on key customers—property and casualty insurance carriers—who are themselves subject to volatility in their operating cycles, competition, risks associated with system development and operation risks, uncertainty regarding the costs and revenues associated with new initiatives, management of potential growth and risks of new business areas, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in “Item 1A. Risk Factors” and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

InsWeb operates an online insurance marketplace that enables consumers to comparison shop online and to obtain insurance company-sponsored quotes for a variety of insurance products, including automobile, homeowners and term life. InsWeb’s marketplace electronically matches consumers and insurance providers. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace.

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned either from an insurance company based on a closed policy, from the delivery of a lead to a participating insurance provider or local agent, or from a commission earned by InsWeb’s insurance agency subsidiary, InsWeb Insurance Services, Inc. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, the consumer will complete the third party company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

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

In 2004, InsWeb launched its term life agency business in an effort to increase revenue per consumer within the term life marketplace. The conversion from a lead-based revenue model to a commission-based revenue model resulted in a delay in revenue recognition, as it typically takes 90 to 120 days to complete the sales process for a term life policy. At the time the term life agency business was launched, the Company was uncertain whether the transaction data available was sufficient to reliably estimate cancellations for purposes of satisfying the criteria in Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” for service transactions subject to customer cancellation privileges. Accordingly, during the initial deployment period of the commission-based model, the Company recognized commission revenue on a ratable basis over the initial term of the related policy as the cancellation privileges expired. Based on term life agency activity and cancellation data accumulated since the launch, management determined in early 2005 that it is appropriate to use the historical cancellation rate to estimate a cancellation allowance for term life agency transactions and the Company, therefore, recognizes revenue from its term life agency business when commissions are earned, net of an estimate for future cancellations based on its historical cancellation rate.

Also in 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Prior to September 12, 2005, the agent network program was conducted exclusively through an intermediary, NetQuote, Inc. During the year ended December 31, 2005, NetQuote represented 29% of auto transaction fees, compared to 8% during the year ended December 31, 2004. InsWeb does not have an exclusive or long-term contract with this intermediary.

To lessen InsWeb’s reliance on this intermediary, and to maximize its revenue potential, InsWeb launched a proprietary agent network program (“AgentInsider”) to provide leads directly to local insurance agents who have registered with InsWeb. AgentInsider was launched September 12, 2005 and complements the offering of our intermediary. However, as is the case with many new initiatives, we have experienced a reduction in revenue per consumer, compared to the revenue per consumer we would have received from our intermediary for the same consumer lead, in the initial phases of the program. The length of time and extent of this reduction will depend on the rate of registration of local personal lines insurance agents and the degree of participation of these agents throughout the country. We expect that the agent network program, both through the intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees.

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 79% of our transaction revenues in 2005, approximately 77% in 2004 and approximately 79% in 2003. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

InsWeb has been dependent on a limited number of insurance companies for a majority of its automobile insurance transaction fee revenues, although recent expansion of InsWeb’s offering has reduced that dependency to some extent. Revenues from NetQuote accounted for approximately 27% of InsWeb’s revenues for the year ended December 31, 2005. Revenues from Progressive accounted for approximately 10% of InsWeb’s revenues for the year ended December 31, 2004. Revenues from Progressive, GE Financial Assurance (“GEFA”) and American Family accounted for approximately 14%, 14% and 10%, respectively, of InsWeb’s revenues for the year ended December 31, 2003.

InsWeb has incurred operating losses of $6.3 million in 2005, $9.2 million in 2004, and $7.0 million in 2003, and as of December 31, 2005, our accumulated deficit was $188.6 million. In addition, InsWeb’s operating activities to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($5.3 million in 2005, $8.7 million in 2004, and $4.2 million in 2003) and will continue to require capital in the near future. At December 31, 2005, InsWeb had $10.3 million in cash, cash equivalents and short-term investments. The losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, among other things, even though the Company will not be required to comply with Section 404 of the Sarbanes-Oxley Act until 2007. As a result, InsWeb believes that it will continue to incur operating losses for at least the next year. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

Results of Operations

The following table sets forth statement of operations data with the respective percentage change from the prior year:

				Percentage
				Change from
	Year ended December 31,			Prior Year
	2005	2004	2003	2005	2004
Revenues:
Transaction fees:
Auto insurance	$19,556	$10,705	$18,250	83%	(41)%
Term life insurance	4,745	3,021	4,470	57%	(32)%
Other insurance offerings	349	261	472	34%	(45)%
	24,650	13,987	23,192	76%	(40)%
Development and maintenance fees	365	673	939	(46)%	(28)%
Total revenues	25,015	14,660	24,131	71%	(39)%
Operating expenses:
Direct marketing	15,207	8,327	8,916	83%	(7)%
Sales and marketing	6,770	5,541	7,095	22%	(22)%
Technology	5,354	5,416	9,014	(1)%	(40)%
General and administrative	4,023	4,544	5,883	(11)%	(23)%
Impairment of long-lived assets	—	—	214	—	n/m
Total operating expenses	31,354	23,828	31,122	32%	(23)%
Loss from operations	$(6,339)	$(9,168)	$(6,991)	(31)%	31%

The following table sets forth statement of operations data as a percentage of total revenues:

	Year ended December 31,
	2005	2004	2003
Revenues:
Transaction fees:
Auto insurance	78.2%	73.0%	75.6%
Term life insurance	19.0%	20.6%	18.5%
Other insurance	1.3%	1.8%	2.0%
Development and maintenance fees	1.5%	4.6%	3.9%
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct marketing	60.8%	56.8%	36.9%
Sales and marketing	27.1%	37.8%	29.4%
Technology	21.4%	36.9%	37.4%
General and administrative	16.0%	31.0%	24.4%
Impairment of long-lived assets	—	—	0.9%
Total operating expenses	125.3%	162.5%	129.0%
Loss from operations	(25.3)%	(62.5)%	(29.0)%

Direct marketing (consumer acquisition) metrics and costs were as follows:

	Year ended December 31,
(In thousands, except percentages and per consumer amounts)	2005	2004	2003
Direct marketing costs	$15,207	$8,327	$8,916
Direct marketing costs as a percent of transaction fees	62%	60%	38%
Number of consumers	5,267	2,822	6,658
Direct marketing cost per consumer	$2.89	$2.95	$1.34
Transaction fees per consumer	$4.68	$4.96	$3.48

Auto marketplace metrics and costs were as follows:

	Year ended December 31,
(In thousands, except percentages and per consumer amounts)	2005	2004	2003
Auto insurance transaction revenues	$19,556	$10,705	$18,250
Number of consumers	4,846	2,370	5,779
Auto insurance transaction fees per consumer	$4.04	$4.52	$3.16

Term life marketplace metrics and costs were as follows:

	Year ended December 31,
(In thousands, except percentages and per consumer amounts)	2005	2004	2003
Term life insurance transaction revenues	$4,745	$3,021	$4,470
Number of consumers	306	325	528
Term life insurance transaction fees per consumer	$15.51	$9.30	$8.47

Definitions:

“Direct marketing costs”	Represents expenses incurred by the company to drive consumer traffic to InsWeb’s online insurance marketplace;
“Number of consumers”	Represents a consumer who has started an InsWeb application;
“Transaction Fee per consumer”	Represents transaction revenue earned per consumer who has started an application.

Years ended December 31, 2005 and 2004

Revenues

Transaction Fees.   Automobile insurance transaction fees (consisting of lead fees, commissions and Sponsored Web Link fees) increased to $19.6 million in 2005 from $10.7 million in 2004. The 83% increase in transaction fees was primarily attributable to a 104% increase in the number of consumers shopping for automobile insurance on the InsWeb platform in 2005 compared to 2004 as InsWeb significantly increased its consumer marketing efforts. Revenue per auto consumer decreased to $4.04 in 2005 from $4.52 in 2004 primarily as a result of a lower rate of conversion of consumers who start an application and ultimately purchase a policy, as well as the transition from our third party intermediary agent network to our proprietary agent network, AgentInsider, which was launched in September 2005, as discussed above. Management expects revenue per auto consumer to increase throughout 2006 as AgentInsider expands with the addition of local insurance agents.

Term life insurance transaction fees (consisting of agency commissions and lead fees) increased 57% to $4.7 million in 2005 from $3.0 million in 2004. The increase in revenues reflects the completed transition of our term life agency to a commission-based revenue model, as discussed above. Revenue per term life consumer increased to $15.51 in 2005, compared to $9.30 in 2004. Management expects revenue per term life consumer to continue at approximately year 2005 levels; however, quarterly fluctuations will occur as a result of variations in timing in closing term life policies. Under the commission-based revenue model it generally takes 90 to 120 days to complete the sale of a term life policy and for the related revenue to be recognized.

Development and Maintenance Fees.   Development and maintenance fees accounted for $0.4 million, or 1.5%, of total revenues in 2005, compared to $0.7 million, or 4.6%, in 2004. Development and maintenance fees are expected to decline from 2005 levels.

Operating Expenses

Direct Marketing.   Direct marketing expenses consist of advertising, promotions and fees paid to online companies to drive consumer traffic to the InsWeb online marketplace. InsWeb’s marketing strategy is designed to increase consumer traffic to its website and to drive awareness of its insurance products and services. The Company employs various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to the InsWeb site. Fees related to the Company’s online marketing are expensed in the period the related consumer click-through occurs or in some cases, when the consumer leads are generated. Direct marketing expenses increased 83% to $15.2 million in 2005, compared to $8.3 million in 2004. This increase in spending drove an 87% increase in consumer traffic, compared to 2004 levels. Direct marketing expense as a percent of transaction revenues was 62% in 2005, compared to 60% in 2004. The Company expects that for 2006, direct marketing costs per consumer acquired will increase from 2005 levels; and while the amount of consumer traffic driven to the InsWeb marketplace will fluctuate during the year due to seasonality and the competitive environment for online consumers, we expect that overall consumer traffic for 2006 will be at levels greater than 2005.

Sales and Marketing.   Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s Insurance Agency operations, which includes selling agents, underwriters, supervisors and customer service and support groups. Sales and marketing expenses increased to $6.8 million in 2005 from $5.5 million in 2004, a 22% increase. This increase was a result of the expansion of the term life agency and the launch of the AgentInsider program (sales, customer support and agent marketing costs). Sales and marketing expenditures are expected to increase throughout 2006, as the term life agency operations continue to expand and as the AgentInsider program continues to grow with additional sales and support staff.

Technology.   Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of carrier integration to the InsWeb online insurance marketplace. Technology expenses were $5.4 million in 2005 and 2004. Technology expenses in 2006 are expected to remain at levels comparable to 2005.

General and Administrative.   General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $4.0 million in 2005 from $4.5 million in 2004. The decrease was primarily due to a reduction in headcount. General and administrative expenses in 2006 are expected to remain at levels comparable to 2005.

Interest and Other Income, Net

Interest and other income for 2005 was $0.4 million compared to $0.2 million in 2004. Interest income represents income earned on InsWeb’s short-term investments.

Years ended December 31, 2004 and 2003

Revenues

Transaction Fees.   Transaction fees relating to automobile insurance decreased to $10.7 million in 2004 from $18.3 million in 2003. The 41% decrease in transaction fees is primarily attributable to a 59% decrease in the number of consumers shopping for automobile insurance on the InsWeb platform in 2004 compared to 2003. Revenue per auto consumer increased to $4.52 in 2004 from $3.16 in 2003 primarily as a result of the Sponsored Web Link program, whereby consumers are provided the opportunity to link directly to a third party insurance provider’s website, and the establishment of an agent network program which provides online auto insurance consumers access to local insurance agents. The agent network program was conducted exclusively through an intermediary, NetQuote, which represented 9% of auto transaction fees during the year ended December 31, 2004.

Transaction fees from the sale of term life insurance through the InsWeb online marketplace decreased to $3.0 million in 2004 from $4.5 million in 2003, a decrease of 32%. The decrease in revenues was a result of a 38% decrease in the number of consumers shopping for term life insurance on the InsWeb platform in 2004 compared to 2003 and the transition of a number of insurance companies from lead-based revenue model to a commission-based model. Revenue per term life consumer increased to $9.30 in 2004, compared to $8.48 in 2003. In August 2004, InsWeb launched its term life agency business in an effort to increase revenue per consumer within the term life marketplace. The conversion from a lead-based revenue model to a commission-based revenue model results in a delay in revenue recognition, as it typically takes 90 to 120 days to complete the sales process for a term life policy. This transition to a commission-based revenue was completed in early 2005.

Development and Maintenance Fees.   Development and maintenance fees accounted for $0.7 million, or 4.6%, of total revenues in 2004, compared to $0.9 million, or 3.9%, in 2003.

Operating Expenses

Technology.   Technology expenses decreased to $5.4 million in 2004 from $9.0 million in 2003. The decrease was primarily attributable to a reduction in headcount.

Direct Marketing.   Direct marketing expenses decreased 7% to $8.3 million in 2004, compared to $8.9 million in 2003. Direct marketing expense as a percent of transaction revenues was 60% in 2004, as compared to 38% in 2003. This increase was a result of the highly competitive and expensive online consumer marketing environment that the Company must compete in.

Sales and Marketing.   Sales and marketing expenses decreased to $5.5 million in 2004 from $7.1 million in 2003, a 22% decrease. This decrease was a result of headcount reductions from the scaling-back of the InsWeb auto agency sales and support staff.

General and Administrative.   General and administrative expenses decreased to $4.5 million in 2004 from $5.9 million in 2003. The decrease was primarily due to a reduction in headcount and a decrease in legal expenses due to the settlement of litigation with eHealthInsurance in March 2003.

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

Accrual for Lease Obligations.   InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of December 31, 2005 total future obligations for these facilities amounted to $6.8 million; these obligations are offset by total contractual future sublease income of approximately $5.7 million. Substantially all future sublease income is due from a sublessee who is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its contractual obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company maintains an accrual for formerly occupied facilities. The remaining accrual for lease obligation of formerly occupied facilities was $1.9 million at December 31, 2005. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

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

The carrying value of our deferred tax assets, which was $74 million at December 31, 2005, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets for continuing operations to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Cash used in operating activities	$(5,342)	$(8,722)	$(4,196)
Cash provided by investing activities	6,791	2,548	14,467
Cash (used in) provided by financing activities	(1,710)	285	(7,430)

At December 31, 2005, InsWeb’s principal source of liquidity was $10.3 million in cash, cash equivalents and short-term investments. Since inception, InsWeb has financed its operations primarily through the sale of preferred and common stock.

Net cash used in operating activities was $5.3 million in 2005 compared to $8.7 million in 2004 and $4.2 million in 2003. In 2005, net cash used in operating activities primarily consisted of InsWeb’s net loss, partially offset by non-cash depreciation and amortization of fixed assets of $0.4 million. Cash used in operations in 2005 was reduced by an increase in accounts receivable and accrued expenses, offset by an increase in accounts payable. In 2004, net cash used in operating activities primarily consisted of InsWeb’s net loss, partially offset by depreciation and amortization of fixed assets of $0.7 million. Decreases in accrued expenses, partially offset by an increase in accounts payable affected cash used in operations in

2004. In 2003, net cash used in operating activities, primarily consisted of InsWeb’s net income, offset by the gain on the sale of its investment in Finance All K.K. of $6.8 million; depreciation and amortization of fixed assets of $1.0 million; and amortization of intangible assets and prepaid marketing costs of $0.4 million. Decreases in accounts receivable and prepaid expenses, partially offset by the decreases in accrued expenses and accounts payable affected cash used in operations in 2003.

Net cash provided by investing activities was $6.8 million in 2005 compared to $2.5 million in 2004 and $14.5 million in 2003. Net cash provided by investing activities in 2005 primarily consisted of net maturities of short-term investments of $6.9 million. Net cash provided by investing activities in 2004 primarily consisted of net maturities of short-term investments of $2.7 million. Net cash provided by investing activities in 2003 primarily consisted of proceeds from the sale of InsWeb’s investment in Finance All K.K. of $8.9 million and net maturities of short-term investments of $5.7 million.

Net cash used in financing activities was $1.7 million in 2005 compared to net cash provided by financing activities of $0.3 million in 2003 and net cash used of $7.4 million in 2003. Net cash used in financing activities in 2005 resulted primarily from the repurchase of common stock for $1.7 million. Net cash provided by financing activities in 2004 primarily represented proceeds from issuance of common stock through employee stock plans of $0.4 million, partially offset by repayment of debt of $0.1 million. Net cash used in financing activities in 2003 related to repayments of debt of $3.3 million and the repurchase of common stock for $4.2 million.

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

Aggregate contractual cash obligations, net of contractual sublease income, as of December 31, 2005 is summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2006	$3,391	$(2,030)	$1,361
2007	3,483	(2,100)	1,383
2008	2,936	(1,615)	1,321
2009	1,078	—	1,078
2010	1,078	—	1,078
Thereafter	359	—	359
	$12,325	$(5,745)	$6,580

InsWeb subleases portions of the property InsWeb formerly occupied as its headquarters in Redwood City. Under the terms of the sublease, as amended, the sublessee is obligated to rent the entire facility for the duration of InsWeb’s lease (through September 2008) and to pay all rent and operating expenses otherwise payable by InsWeb directly to the landlord. Therefore, the sublease results in a reduction in InsWeb’s contractual lease commitments by $5.4 million, through the remainder of the lease. However, the sublessee is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its contractual obligations under the sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

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

Recently issued accounting standards

Statement of Financial Accounting Standard No. 123(R)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123(R), “Share-Based Payment” (“FAS 123(R)”) which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the SEC issued a release which amends the compliance dates for FAS 123(R). InsWeb will adopt the new accounting provisions beginning in the first quarter of 2006 using the modified prospective transition method.

On October 19, 2005, the Compensation Committee of the Board of Directors of InsWeb Corporation approved the acceleration of vesting of all stock options outstanding as of October 19, 2005 held by employees and the Company’s Section 16 officers (the “Acceleration”). Options to purchase approximately 496,000 shares of common stock, or 33% of the total outstanding options, with varying remaining vesting schedules, were subject to the Acceleration and became immediately exercisable. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. As a result of the Acceleration, the Company expects the adoption of the FAS 123(R) will not have a significant effect on earnings or financial position. Stock option expense after the adoption of FAS 123(R) will be dependent on the levels of share-based payments granted in the future.

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

The table below represents carrying amounts and related weighted-average interest rates of InsWeb’s investment portfolio at December 31, 2005 (in thousands, except interest rates):

Cash equivalents	$7,909
Average interest rate	4.32%
Short-term investments	$1,233
Average interest rate	4.09%
Total investment securities	$9,142
Average interest rate	4.29%

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages F-1 to F-20.

INSWEB CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of InsWeb Corporation

We have audited the accompanying consolidated balance sheets of InsWeb Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InsWeb Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Sacramento, California
January 24, 2006

INSWEB CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$9,073	$9,334
Short-term investments	1,233	8,145
Accounts receivable, net of allowances of $36 at 2005 and $27 at 2004	2,297	1,025
Prepaid expenses and other current assets	545	707
Total current assets	13,148	19,211
Property and equipment	524	814
Other assets	346	450
Total assets	$14,018	$20,475
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,655	$1,248
Accrued expenses	3,094	3,456
Deferred revenue	128	56
Total current liabilities	5,877	4,760
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2005 and 2004	—	—
Common stock, $0.001 par value. Authorized: 25,000 shares; 7,301 shares issued and 4,077 shares outstanding at 2005, and 7,257 shares issued and 4,789 outstanding at 2004	7	7
Paid-in capital	203,059	202,961
Treasury stock, 3,224 shares at 2005 and 2,468 shares at 2004	(6,334)	(4,596)
Accumulated other comprehensive loss	(1)	(8)
Accumulated deficit	(188,590)	(182,649)
Total stockholders’ equity	8,141	15,715
Total liabilities and stockholders’ equity	$14,018	$20,475

See accompanying notes.

INSWEB CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Transaction fees	$24,650	$13,987	$23,192
Development and maintenance fees	365	673	939
Total revenues	25,015	14,660	24,131
Operating expenses:
Technology	5,354	5,416	9,014
Sales and marketing	21,977	13,868	16,011
General and administrative	4,023	4,544	5,883
Impairment of long-lived assets	—	—	214
Total operating expenses	31,354	23,828	31,122
Loss from operations	(6,339)	(9,168)	(6,991)
Interest expense	—	—	(86)
Interest and other income, net	398	235	8,123
Net income (loss)	$(5,941)	$(8,933)	$1,046
Net income (loss) per share:
Basic	$(1.40)	$(1.90)	$0.21
Diluted	$(1.40)	$(1.90)	$0.20
Shares used in computing net income (loss) per share:
Basic	4,234	4,711	5,030
Diluted	4,234	4,711	5,283

See accompanying notes.

INSWEB CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands, except per share amounts)

						Accumulated
						Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balances, December 31, 2002	7,087	$7	$202,426	(149)	$(375)	$(208)	$(174,762)	$27,088
Issuance of shares through employee stock purchase plan and stock option plan	26	—	133	—	—	—	—	133
Issuance of common stock warrants in connection with a service agreement	—	—	25	—	—	—	—	25
Shares repurchased	—	—	—	(2,319)	(4,221)	—	—	(4,221)
Comprehensive income:
Reclassification adjustment	—	—	—	—	—	211	—	211
Change in unrealized gain on investments	—	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	—	1,046	1,046
Comprehensive income	—	—	—	—	—	—	—	1,254
Balances, December 31, 2003	7,113	7	202,584	(2,468)	(4,596)	—	(173,716)	24,279
Issuance of shares through employee stock purchase plan and stock option plan	144	—	377	—	—	—	—	377
Comprehensive loss:
Change in unrealized loss on investments	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(8,933)	(8,933)
Comprehensive loss	—	—	—	—	—	—	—	(8,941)
Balances, December 31, 2004	7,257	7	202,961	(2,468)	(4,596)	(8)	(182,649)	15,715
Issuance of shares through employee stock purchase plan and stock option plan	44	—	98	—	—	—	—	98
Shares repurchased	—	—	—	(756)	(1,738)	—	—	(1,738)
Comprehensive loss:
Change in unrealized gain on investments	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(5,941)	(5,941)
Comprehensive loss	—	—	—	—	—	—	—	(5,934)
Balances, December 31, 2005	7,301	$7	$203,059	(3,224)	$(6,334)	$(1)	$(188,590)	$8,141

See accompanying notes.

INSWEB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(Amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(5,941)	$(8,933)	$1,046
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment in Finance All K.K.	—	—	(6,838)
Impairment of long-lived assets	—	—	214
Other income	—	70	(150)
Amortization of intangible asset	116	116	362
Depreciation and amortization	418	715	987
Issuance of common stock warrants in connection with service agreements	—	—	25
Foreign currency transaction gain	—	—	(36)
Net changes in operating assets and liabilities:
Accounts receivable	(1,272)	(19)	1,230
Prepaid expenses and other current assets	162	78	447
Other assets	(12)	48	109
Accounts payable	1,407	724	(364)
Accrued expenses	(292)	(1,302)	(844)
Deferred revenue	72	(219)	(300)
Other	—	—	(84)
Net cash used in operating activities	(5,342)	(8,722)	(4,196)
Cash flows from investing activities:
Redemptions of short-term investments	13,718	30,995	24,911
Purchases of short-term investments	(6,799)	(28,305)	(19,242)
Proceeds from sale of investment in Finance All K.K	—	—	8,878
Purchases of property and equipment	(128)	(142)	(80)
Net cash provided by investing activities	6,791	2,548	14,467
Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	98	402	133
Repurchases of common stock	(1,738)	—	(4,221)
Repayment of debt	(70)	(117)	(3,342)
Net cash provided by (used in) financing activities	(1,710)	285	(7,430)
Net (decrease) increase in cash and cash equivalents	(261)	(5,889)	2,841
Cash and cash equivalents, beginning of year	9,334	15,223	12,382
Cash and cash equivalents, end of year	$9,073	$9,334	$15,223
Cash paid during the year for interest	$—	$—	$86

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business of InsWeb

InsWeb Corporation operates an online insurance marketplace that enables consumers to comparison shop online and to obtain insurance company-sponsored quotes for a variety of insurance products, including automobile, homeowners and term life. InsWeb’s marketplace electronically matches consumers and insurance providers. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace.

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned either from an insurance company based on a closed policy, from the delivery of a lead to a participating insurance provider or local agent, or from a commission earned by InsWeb’s insurance agencies, InsWeb Insurance Services, Inc. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, the consumer will complete the third party company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, uncertain economic conditions which could result in lower growth rates, the changing nature of the electronic commerce industry, variations in the availability and cost of acquiring consumer traffic, unpredictability of future revenues, reliance on key customers—insurance carriers, agents and other providers—who are themselves subject to volatility in their operating cycles, and reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf. These risks and uncertainties, among others, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. In light of the evolving nature of InsWeb’s business to better capitalize on its position as a leading insurance portal, including the current expansion of InsWeb’s agent network program, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, there is no assurance that InsWeb will be able to achieve or sustain profitability.

InsWeb has incurred operating losses of $6.3 million in 2005, $9.2 million in 2004, and $7.0 million in 2003, and as of December 31, 2005, our accumulated deficit was $188.6 million. In addition, InsWeb’s operating activities to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($5.3 million in 2005, $8.7 million in 2004, and $4.2 million in 2003) and will continue to require capital in the near future. At December 31, 2005, InsWeb had $10.3 million in cash, cash equivalents and short-term investments. The losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, among other things, even though the Company will not be required to comply with Section 404 of the Sarbanes-Oxley Act until 2007. As a result, InsWeb believes that it will continue to incur operating losses for at least the next year. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

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

InsWeb agency commission revenue is based on a percentage of the insurance policy premium related to each insurance policy sale where InsWeb has acted as the agent. Agency commission revenue is recognized on the effective date of the policy, less an estimate for early cancellations of the underlying insurance policies.

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

Costs related to advertising and promotions of products are charged to sales and marketing expense as incurred. Direct marketing expense for the years ended December 31, 2005, 2004 and 2003 were $15,207,000, $8,327,000 and $8,916,000, respectively.

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

Concentration of risk—significant customers

For the year ended December 31, 2005, one customer (NetQuote) accounted for 27% of total revenues. For the year ended December 31, 2004, one customer (Progressive) accounted for 10% of total revenues. For the year ended December 31, 2003, three customers (Progressive, GE Financial Assurance and American Family) accounted for 14%, 14% and 10% of total revenues, respectively. At December 31, 2005, three customers (AIG, GEFA, and NetQuote) accounted for 24%, 11%, and 11% of accounts receivable, respectively. At December 31, 2004, one customer (Progressive) accounted for 14% of accounts receivable.

Net income (loss) per share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options and warrants had been exercised. In 2005 and 2004, potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their effect would be antidilutive.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income (loss) per share of common stock:

	Year Ended December 31,
	2005	2004	2003
(In thousands, except per share amounts)
Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common stockholders	$(5,941)	$(8,933)	$1,046
Denominator for net income (loss) per share:
Basic—weighted average shares of common stock outstanding	4,234	4,711	5,030
Dilutive effect of employee stock options	—	—	253
Diluted	4,234	4,711	5,283
Net income (loss) per share:
Basic—as reported	$(1.40)	$(1.90)	$0.21
Diluted—as reported	$(1.40)	$(1.90)	$0.20

Potentially dilutive securities that are not included in the diluted net income (loss) calculation because they would be antidilutive are employee stock options of 679,000 as of December 31, 2005, 273,000 as of December 31, 2004 and 1,190,000 as of December 31, 2003, and common stock warrants of 17,000 as of December 31, 2003.

Other comprehensive income (loss)

Other comprehensive income (loss) includes reclassification adjustments and changes in unrealized gains (losses) on investments.

Stock-based compensation

At December 31, 2005, InsWeb had two stock-based employee compensation plans, which are described more fully in Note 11. InsWeb accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,”

and related interpretations (“APB 25”). Under APB 25, stock-based compensation expense is based on the difference, if any, between the fair value of InsWeb’s stock and the exercise price of the option on the measurement date, which is typically the date of grant.

InsWeb accounts for options granted to non-employees in accordance with the provisions of Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” Under these provisions, options are recorded at their estimated fair value on the measurement date.

The following table illustrates the effect on net income (loss) and net income (loss) per share if InsWeb had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model.

	Year Ended December 31,
	2005	2004	2003
(In thousands, except per share amounts)
Net income (loss), as reported	$(5,941)	$(8,933)	$1,046
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,009)	(586)	(1,517)
Pro forma net loss	$(6,950)	$(9,519)	$(471)
Net income (loss) per share:
Basic—as reported	$(1.40)	$(1.90)	$0.21
Diluted—as reported	$(1.40)	$(1.90)	$0.20
Basic—pro forma	$(1.64)	$(2.02)	$(0.09)
Diluted—pro forma	$(1.64)	$(2.02)	$(0.09)
Stock-based compensation costs included in the determination of net income (loss), as reported	$—	$—	$25

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. The above pro forma disclosures are not necessarily representative of the effects on reported income or loss for future periods as additional grants are made each year and options vest over several years.

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

Recently issued accounting standards

Statement of Financial Accounting Standard No. 123(R)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123(R), “Share-Based Payment” (“FAS 123(R)”) which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the SEC issued a release which amends the compliance dates for FAS 123(R). InsWeb will adopt the new accounting provisions beginning in the first quarter of 2006 using the modified prospective transition method.

As discussed in Note 11, in October 2005, the Compensation Committee of the Board of Directors of InsWeb Corporation approved the acceleration of vesting of all stock options outstanding. As a result, the Company expects the adoption of the FAS 123(R) will not have a significant effect on earnings or financial position. Stock option expense after the adoption of FAS 123(R) will be dependent on the levels of share-based payments granted in the future.

3. Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2005	2004
Cash	$1,164	$675
Money market funds	448	957
Commercial paper	4,215	6,105
U.S. Agency securities	3,246	1,597
	$9,073	$9,334

InsWeb accounts for its short-term investments under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires the classification of investments in debt and equity securities with readily determinable fair values as “held-to-maturity,” “available-for-sale,” or “trading.” Management determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when InsWeb has the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value based on quoted market prices, with unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity. The cost of securities sold is based on the specific identification method.

InsWeb’s investment portfolio consists of the following (in thousands):

	December 31,
	2005	2004
Available-for-sale:
Money market funds	$448	$957
Certificates of deposit	306	2,247
Commercial paper	4,364	6,703
Corporate bonds	606	1,991
U.S. Agency securities	3,418	4,906
	$9,142	$16,804
Cash equivalents	$7,909	$8,659
Short-term investments	1,233	8,145
	$9,142	$16,804

At December 31, 2005 and 2004, the carrying value of available-for sale securities is shown net of gross unrealized losses of $1,000 and $8,000, respectively, which are included as a component of stockholders’ equity, and are attributable to InsWeb’s investments in commercial paper and other debt securities. At December 31, 2005, the contractual maturities of InsWeb’s investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2005	2004
Prepaid insurance	$227	$331
Other	318	376
	$545	$707

5. Property and Equipment

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2005	2004
Computer and office equipment	$4,643	$5,593
Furniture and fixtures	999	1,208
Leasehold improvements	687	687
Software	3,242	3,220
	9,571	10,708
Less accumulated depreciation	(9,047)	(9,894)
	$524	$814

Depreciation expense was $418,000, $715,000 and $891,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

6. Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2005	2004
Deposits for operating leases	$332	$332
Intangible asset (see Note 8)	—	116
Other	14	2
	$346	$450

7. Finance All K.K. (formerly InsWeb Japan K.K.)

In 1998, InsWeb entered into an agreement with a strategic partner and stockholder to develop, implement and market an online insurance marketplace in Japan and the Republic of Korea. The venture was carried out exclusively through InsWeb Japan K.K., a Japanese corporation, in which InsWeb owned an equity interest.

InsWeb’s investment in InsWeb Japan K.K. was purchased in exchange for a promissory note payable to a stockholder. The promissory note was payable in Japanese yen and accrued interest at 5% per annum, which was payable quarterly. The promissory note, together with all accrued and unpaid interest, was repaid in 2003. Interest expense related to this note for the year ended December 31, 2003 was $58,000.

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

Subsequent to the Reorganization, the Company revalued its investment in Finance All K.K. at the applicable foreign currency exchange rate and the resulting foreign currency gain (loss) was included in the consolidated statement of operations as a component of interest and other income, net. In 2003, InsWeb sold its investment in Finance All K.K. for gross proceeds of $8,878,000 and recognized a related gain of $6,838,000, including the cumulative translation adjustment of $211,000. The gain on sale of this investment was included as a component of interest and other income, net. For the year ending December 31, 2003, the Company recognized foreign currency gains of $36,000.

8. Intuit Insurance Services, Inc.

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

In 2003, as a result of significantly lower than anticipated traffic levels, InsWeb reassessed the recoverability of the assets recorded in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this asset to its carrying amount. Based on these evaluations, InsWeb determined that the acquired asset was impaired, as the carrying value of the asset was in excess of fair value, and therefore recorded an impairment charge of $214,000. The fair value of the acquired asset was based on estimated future cash flows to be generated from the Internet traffic to be received from Inuit by InsWeb, discounted using a rate commensurate with the risk involved.

In 2002, InsWeb and Intuit amended their existing license and distribution agreement. In connection with the amended license and distribution agreement with Intuit, effective August 1, 2003 and through the remainder of the agreement (January 2006), InsWeb made variable payments to Intuit for a portion of the transaction fees received by InsWeb from the Intuit Internet traffic. For the years ending December 31, 2005, 2004 and 2003, InsWeb made variable payments to Intuit of $62,000, $123,000 and $57,000, respectively.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accrued employee compensation	$586	$559
Deferred rent	527	522
Accrued marketing fees	76	162
Accrued lease obligations (see Note 10)	1,874	2,172
Other	31	41
	$3,094	$3,456

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

Net contractual lease commitments as of December 31, 2005 are summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2006	$3,391	$(2,030)	$1,361
2007	3,483	(2,100)	1,383
2008	2,936	(1,615)	1,321
2009	1,078	—	1,078
2010	1,078	—	1,078
Thereafter	359	—	359
	$12,325	$(5,745)	$6,580

Rent expense for the years ended December 31, 2005, 2004, and 2003 was $999,000, $990,000 and $985,000 (net of sublease rental income of $1,961,000, $1,983,000 and $2,074,000), respectively.

Security deposits payable (under sublease agreements) as of December 31, 2005 and 2004 was $21,000.

One of InsWeb’s operating leases is for a 65,000 square foot building in Redwood City, California. Under the terms of the sublease of this facility, as amended, the sublessee is obligated to rent the entire facility for the duration of the InsWeb lease (through September 2008) and to pay all rent and operating expenses otherwise payable by InsWeb directly to the landlord. Therefore, the sublease results in a reduction in InsWeb’s contractual lease commitments of $5,385,000, through the remainder of the lease. However, the sublessee is a start-up company with limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease.

In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company maintains an accrual for formerly occupied facilities. The remaining accrual for lease obligation of formerly occupied facilities was $1,874,000 at December 31, 2005. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

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

Securities Class Action Lawsuit

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. In September 2005, the Court issued an order providing preliminary approval of the proposed settlement and set a hearing for April 24, 2006 to consider final approval of the settlement. If the Court does not approve the settlement, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and we cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

11. Stockholders’ Equity

Negotiated common stock repurchases

In March 2005, the Board of Directors authorized management to repurchase 755,821 shares of InsWeb common stock, consisting of 531,947 shares held by Nationwide Mutual Insurance Company and 223,874 shares held by Century Capital Partners, L.P. These shares represented 16% of InsWeb’s total outstanding common stock at that date and were purchased for $1,738,000, or $2.30 per share. Subsequent to the closing of these transactions, Nationwide Mutual and Century Capital held no shares.

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

Common stock repurchase program

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

Activity under all of the Company’s stock option plans is as follows:

	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
(in thousands, except exercise price amounts)
Balances, December 31, 2002	482	1,275	$20.08
Additional shares reserved	347	—	—
Granted	(584)	584	$2.69
Exercised	—	(8)	$2.98
Canceled/forfeited	120	(120)	$15.68
Balances, December 31, 2003	365	1,731	$14.62
Additional shares reserved	232	—	—
Granted	(271)	271	$4.51
Exercised	—	(137)	$2.55
Canceled/forfeited	721	(721)	$22.94
Balances, December 31, 2004	1,047	1,144	$8.54
Additional shares reserved	203	—	—
Granted	(425)	425	$2.91
Exercised	—	(35)	$2.17
Canceled/forfeited	63	(63)	$10.22
Balances, December 31, 2005	888	1,471	$6.98

Accelerated vesting of employee stock options

On October 19, 2005, the Compensation Committee of the Board of Directors of InsWeb Corporation approved the acceleration of vesting of all stock options outstanding as of October 19, 2005 held by employees and the Company’s Section 16 officers (the “Acceleration”). Options to purchase approximately 496,000 shares of common stock, or 33% of the total outstanding options, with varying remaining vesting schedules, were subject to the Acceleration and became immediately exercisable. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. As a result of the Acceleration, the Company expects to reduce its exposure to the effects of FAS 123(R), which will require companies to recognize stock-based compensation expense associated with stock options based on the fair value method.

Options outstanding and currently exercisable by exercise price at December 31, 2005 are as follows:

	Options Outstanding		Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Number Outstanding	Weighted Average Exercise Price
(in thousands, except contractual life and exercise price amounts)
$1.40-$2.05	223	7.24	223	$2.03
$2.21-$2.79	202	9.09	202	$2.79
$2.81-$3.25	253	9.09	253	$3.00
$3.32-$4.75	178	7.83	178	$4.50
$4.76-$4.95	281	6.26	281	$4.95
$4.97-$7.13	233	6.97	233	$5.57
$7.31-$270.00	94	4.17	94	$53.08
	1,464	7.46	1,464	$6.98

The per share weighted average fair value of options granted in 2005, 2004 and 2003 of $1.51, $2.28 and $1.82, respectively, was estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.0%	3.3%	2.8%
Expected volatility	0.58	0.57	0.88
Expected life (in years)	4.78	4.76	4.79
Assumed dividend yield	0%	0%	0%

Employee stock purchase plan

InsWeb has an Employee Stock Purchase Plan (the “1999 Plan”) under which eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month purchase period. During 2005, 2004 and 2003, 8,373, 7,574 and 19,034 shares, respectively, were distributed to employees at prices ranging from $1.84 per share to $4.54 per share. The weighted average fair value of the 2005, 2004 and 2003 awards were $2.48, $3.85 and $1.84 per share, respectively. At December 31, 2005, InsWeb had 323,000 shares of its common stock reserved for future issuance under the 1999 Plan. The number of shares of common stock issuable under the 1999 Plan is increased by 50,000 shares each year until January 1, 2008.

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

12. Income Taxes

As of December 31, 2005 and 2004, InsWeb had net operating loss carry forwards of approximately $185,000,000 and $173,000,000 for federal income tax purposes and $117,000,000 and $104,000,000 for state income tax purposes, respectively. The federal and state net operating loss carry forwards begin to expire in the years 2011 and 2006, respectively. InsWeb’s ability to utilize its net operating loss carry forwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit, on an annual basis, InsWeb’s future use of its net operating loss carry forwards. The amount, if any, of such limitations has not yet been determined.

The components of the net deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2005	2004
Net operating loss carry forwards	$69,728	$64,781
Tax credit carry forwards	1,228	1,228
Accruals and allowances	8,304	8,437
Other	(5,052)	(4,000)
	74,208	70,446
Less valuation allowance	(74,208)	(70,446)
Net deferred tax asset	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, InsWeb has recorded a valuation allowance against its net deferred tax asset. The valuation allowance recorded for the years ended December 31, 2005, 2004 and 2003 increased by $3,762,000, $3,758,000 and $1,400,000, respectively. Deferred tax assets relating to net operating loss carry forwards for federal and state purposes as of December 31, 2005 and 2004 include approximately $3,140,000 associated with stock compensation activity for which subsequent realized tax benefits, if any, will be credited directly to equity in the future.

The difference between the income tax benefit at the federal statutory rate of 34% and InsWeb’s effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2005	2004	2003
Federal tax (benefit) at statutory rate	34%	34%	34%
State taxes, net of federal benefit	—%	—%	—%
Other	—%	—%	1%
Adjustment due to change in valuation allowance	(34)%	(34)%	(35)%
Provision for income taxes	0%	0%	0%

13. Employee Benefit Plan

InsWeb has a defined contribution plan offered to all eligible employees, which is qualified under section 401(k) of the Internal Revenue Code. InsWeb will match 50% of the first 6% of elective contributions made by each qualifying employee. Each participant is 100% vested in elective contributions and is incrementally vested one-third at the end of each of three consecutive years of service in employer contributions. Employer contributions for 2005, 2004 and 2003 were $151,000, $161,000 and $219,000, respectively.

14. Quarterly Financial Information (unaudited)

	Quarter ended
(amounts in thousands, except per share amounts)	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Fiscal 2005:
Total revenues	$5,694	$6,604	$6,898	$5,819
Operating expenses	7,206	7,776	8,370	8,002
Loss from operations	(1,512)	(1,172)	(1,472)	(2,183)
Other income (expense), net	92	96	101	109
Net loss	$(1,420)	$(1,076)	$(1,371)	$(2,074)
Net loss per share—basic and diluted	$(0.30)	$(0.27)	$(0.34)	$(0.51)
Fiscal 2004:
Total revenues	$4,055	$3,366	$3,375	$3,864
Operating expenses	6,086	5,941	5,679	6,122
Loss from operations	(2,031)	(2,575)	(2,304)	(2,258)
Other income (expense), net	71	44	80	40
Net loss	$(1,960)	$(2,531)	$(2,224)	$(2,218)
Net loss per share—basic and diluted	$(0.42)	$(0.54)	$(0.47)	$(0.46)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)         Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b)         Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Management” and in Part I of this report under the heading “Executive Officers of the Registrant.”

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in our definitive proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this Item with respect to our code of ethics is incorporated by reference to information set forth in our definitive proxy statement under the heading “Proposal No. 1—Election of Directors—Committee Charters and other Corporate Governance Materials.”

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

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)         The following documents are filed as part of this Form:

1.                 Financial Statements:

2.                 Financial Statement Schedules:

The following financial statement schedule of InsWeb Corporation for the years ended December 31, 2005, 2004 and 2003 is filed as part of this report and should be read in conjunction with the consolidated financial statements of InsWeb Corporation.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2006.

INSWEB CORPORATION
By:	/s/ WILLIAM D. GRIFFIN
William D. Griffin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive	March 29, 2006
Hussein A. Enan	Officer
/s/ WILLIAM D. GRIFFIN	Chief Financial Officer	March 29, 2006
William D. Griffin	(Principal Financial and Accounting Officer)
/s/ JAMES M. CORROON	Vice Chairman of the Board	March 29, 2006
James M. Corroon
/s/ DENNIS H. CHOOKASZIAN	Director	March 29, 2006
Dennis H. Chookaszian
/s/ THOMAS W. ORR	Director	March 29, 2006
Thomas W. Orr
/s/ ROBERT A. PUCCINELLI	Director	March 29, 2006
Robert A. Puccinelli

INSWEB CORPORATION

EXHIBITS TO FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2005

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement by and between Registrant, Intuit Insurance Services, Inc. and Intuit Inc., dated as of November 25, 2000.(1)
2.2†	License and Distribution Agreement by and between Registrant and Intuit Inc., dated as of January 24, 2001.(1)
2.3†	Second Amendment to License and Distribution Agreement by and between Registrant and Intuit Inc., dated as of March 28, 2002.(2)
3.1	Amended and Restated Certificate of Incorporation of Registrant.(3)
3.2	Bylaws of Registrant.(3)
4.1	Fourth Amended and Restated Investor Rights Agreement between Registrant and certain Stockholders of Registrant, dated as of January 24, 2001.(4)
10.1*	Form of Indemnification Agreement between Registrant and Registrant’s directors and officers.(3)
10.2*	Registrant’s 1997 Stock Option Plan.(3)
10.3*	Registrant’s 1999 Employee Stock Purchase Plan.(3)
10.5	Joint Venture Agreement by and between Registrant and SOFTBANK Corp., dated as of December 15, 1998.(5)
10.6	Shareholders Agreement by and among SOFTBANK Finance Corporation, Registrant, E-LOAN, Inc. and Marsh & McLennan Risk Capital Holdings, Ltd., dated as of March 28, 2001.(6)
10.7†	License Agreement between Registrant and Yahoo! Inc., dated as of February 12, 1999.(7)
10.8†	Third Amendment to License Agreement between Registrant and Yahoo! Inc., dated as of September 24, 2001.(6)
10.11	Lease Agreement between Registrant and Oates/Allegheny Venture I, LLC, dated September 29, 2000.(8)
10.12	Third Amendment to Sublease Agreement between Registrant and Seven Networks, Inc., dated May 1, 2002.(9)
10.13†	Fifth Amendment to License Agreement between Registrant and Yahoo! Inc., dated as of September 30, 2002.(9)
10.14	Promissory Note between Registrant and SOFTBANK Finance Corporation, dated March 13, 2003.(9)
10.15	Stock Purchase Agreement between Registrant and SOFTBANK Ventures, Inc., dated December 12, 2002.(9)
10.16*	InsWeb Corporation Executive Retention and Severance Plan.(10)
10.17	Stock Purchase Agreement between Registrant and Softbank America, Inc., dated February 20, 2003.(11)

10.18	Stock Purchase Agreement between Registrant and Intuit Insurance Services, Inc., dated February 20, 2003.(11)
10.20	Compensation Arrangements for Named Executive Officers.(12)
14.1	Code of Business Conduct and Ethics.(11)
21.1	Subsidiaries of Registrant.(12)
23.1	Consent of Independent Registered Public Accounting Firm.(12)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(12)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(12)
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.(12)

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

(4)          Incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K filed on February 8, 2002.

(5)          Incorporated by reference to Exhibit 10.16 to the Form S-1.

(6)          Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(7)          Incorporated by reference to Exhibit 10.18 to the Form S-1.

(8)          Incorporated by reference to Exhibit 10.23 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(9)          Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10)   Incorporated by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004.

(11)   Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(12)   Filed herewith.

†                    Confidential treatment has been granted as to a portion of this Exhibit.

*                    Constitutes a management contract or a compensatory plan or arrangement.

INSWEB CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2005, 2004 and 2003

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2005:
Allowance for doubtful accounts	$27,000	$9,000	$—	$—	$36,000
Year ended December 31, 2004:
Allowance for doubtful accounts	$47,000	$—	$—	$(20,000)	$27,000
Year ended December 31, 2003:
Allowance for doubtful accounts	$58,000	$—	$—	$(11,000)	$47,000