Form 10-Q
period 2006-03-31
INSWEB CORP
filed 2006-05-15
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐  No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on April 28, 2006 were 4,087,094 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:                                                   FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$7,322	$9,073
Short-term investments	711	1,233
Accounts receivable, net	2,974	2,297
Prepaid expenses and other current assets	603	545
Total current assets	11,610	13,148
Property and equipment, net	477	524
Other assets	335	346
Total assets	$12,422	$14,018

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,808	$2,655
Accrued expenses	2,952	3,094
Deferred revenue	140	128
Total current liabilities	5,900	5,877

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Paid-in capital	203,130	203,059
Treasury stock	(6,334)	(6,334)
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(190,281)	(188,590)
Total stockholders’ equity	6,522	8,141
Total liabilities and stockholders’ equity	$12,422	$14,018

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Transaction fees	$7,565	$5,606
Development and maintenance fees	90	88
Total revenues	7,655	5,694

Operating expenses:
Direct marketing	4,945	3,156
Sales and marketing	2,064	1,546
Technology	1,253	1,372
General and administrative	1,176	1,132
Total operating expenses	9,438	7,206
Loss from operations	(1,783)	(1,512)
Interest income	92	92
Net loss	$(1,691)	$(1, 420)

Net loss per share-basic and diluted	$(0.41)	$(0. 30)

Weighted-average shares used in computing per share amounts-basic and diluted	4,085	4, 785

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,691)	$(1,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	44	—
Depreciation and amortization	67	157
Net changes in operating assets and liabilities:
Accounts receivable	(678)	(1,221)
Prepaid expenses and other current assets	(57)	239
Other assets	11	—
Accounts payable	153	665
Accrued expenses	(132)	162
Deferred revenue	12	9
Net cash used in operating activities	(2,271)	(1,409)

Cash flows from investing activities:
Redemptions of short-term investments	524	4,246
Purchases of short-term investments	(21)	(2,576)
Net cash provided by investing activities	503	1,670

Cash flows from financing activities:
Repayments of debt	(10)	(13)
Proceeds from issuance of common stock through stock plans	27	21
Repurchase of common stock	—	(1,738)
Net cash provided by (used in) financing activities	17	(1,730)
Net decrease in cash and cash equivalents	(1,751)	(1,469)
Cash and cash equivalents, beginning of period	9,073	9,334
Cash and cash equivalents, end of period	$7,322	$7,865

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

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned either from an insurance company based on a closed policy, from the delivery of a lead to a participating insurance provider or local agent, or from a commission earned by InsWeb’s insurance agency, InsWeb Insurance Services, Inc. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, the consumer will complete the third party company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, uncertain economic conditions which could result in lower growth rates, the changing nature of the electronic commerce industry, variations in the availability and cost of acquiring consumer traffic, unpredictability of future revenues, reliance on key customers –insurance carriers, agents and other providers – who are themselves subject to volatility in their operating cycles, and reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf. These risks and uncertainties, among others, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. In light of the evolving nature of InsWeb’s business to better capitalize on its position as a leading insurance portal, including the current expansion of InsWeb’s agent network program, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, there is no assurance that InsWeb will be able to achieve or sustain profitability.

InsWeb has incurred operating losses of $6.3 million in 2005, $9.2 million in 2004, and $7.0 million in 2003, and as of March 31, 2006, our accumulated deficit was $190.3 million. In addition, InsWeb’s operating activities to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($5.3 million in 2005, $8.7 million in 2004, and $4.2 million in 2003) and will continue to require capital in the near future. At March 31, 2006, InsWeb had $8.0 million in cash, cash equivalents and short-term investments. The losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, among other things, even though the Company will not be required to comply with Section 404 of the Sarbanes-Oxley Act until 2007. As a result, InsWeb believes that it will continue to incur operating losses for the next six to nine months. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2005 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  However, the Company believes the disclosures are adequate to make the information presented not misleading.

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share would reflect the potential dilution that would occur if stock options and warrants had been exercised. For the three month periods ended March 31, 2006 and 2005, common equivalent shares from stock options and warrants were excluded from the computation of net loss per share-diluted as their effect was antidilutive.

3. Stock-Based Compensation

Stock Plans

In July 1997, InsWeb authorized the 1997 Stock Option Plan (the “Option Plan”) and the Senior Executive Option Plan (the “Executive Plan”). Under the Option Plan, the Board of Directors may issue incentive stock options to employees of InsWeb and its subsidiaries and may also issue nonqualified stock options to employees, officers, directors, independent contractors and consultants of InsWeb and its subsidiaries. Under the Executive Plan, the Board of Directors may issue nonqualified stock options to employees, officers and directors of InsWeb and its subsidiaries. In May 2003, the Option Plan was amended, with stockholder approval, to provide that each director would receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. This option grant is in lieu of previously granted options for each Board or committee meeting attended. The Option Plan provides for an automatic annual increase in the share reserve, to be effective on the first day of each fiscal year, by a number of shares equal to 5% of the number of common shares outstanding as of the last day of the preceding fiscal year. Options granted under both plans are priced at the fair market value on the date of grant and prior to January 1, 2006 generally vested in equal monthly installments over a three year period; subsequent to January 1, 2006 options granted will generally vest over a one year period. Certain options granted to members of InsWeb’s Board of Directors vest immediately. Prior to January 1, 2006, options expired ten years from the date of grant, subsequent to January 1, 2006 options expire five years from date of grant.

On October 19, 2005, the Compensation Committee of the Board of Directors of InsWeb Corporation approved the acceleration of vesting of all stock options outstanding as of October 19, 2005 held by employees. Options to purchase approximately 496,000 shares of common stock, or 33% of the total outstanding options, with varying remaining vesting schedules, were subject to the acceleration and became immediately exercisable. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged.

InsWeb has an Employee Stock Purchase Plan (the “Purchase Plan”) under which eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month purchase period. During the three months ended March 31, 2006, 4,500 shares were distributed to employees at the price of $2.48 per share. The weighted average fair value of these awards was $0.86 per share. At March 31, 2006, InsWeb had 369,000 shares of its common stock reserved for future issuance under the Purchase Plan.

Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payments,” requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, share-based compensation expense for the three months ended March 31, 2006 includes all share-based compensation awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense for stock option awards issued subsequent to January 1, 2006 on a straight-line basis over the requisite service period of the award.  All options issued prior to January 1, 2006 were fully vested at the date of adoption of SFAS 123(R), and therefore, no compensation expense was recognized for these options for the three months ended March 31, 2006.

The following table sets forth the total share-based compensation expense resulting from stock options included in the Company’s operating expenses in its Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 (in thousands):

Included in operating expenses:
Sales and marketing	$44
Technology	—
General and administrative	—
Total stock-based compensation	$44

Prior to the adoption of SFAS 123(R), InsWeb accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and net loss per share if InsWeb had applied the fair value recognition provisions of Financial Accounting Standards Board Statements No. 123 “Accounting for Stock-Based Compensation” and No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” to stock-based employee compensation for the three months ended March 31, 2005 (in thousands, except per share amounts):

Net loss, as reported	$(1,420)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(129)
Proforma net loss	$(1,549)
Net loss per share:
Basic and diluted—as reported	$(0.30)
Basic and diluted—pro forma	$(0.32)

The fair value of stock-based awards granted pursuant to the Company’s stock option plans was estimated using the Black-Scholes model with the following assumptions for the three months ended March 31, 2006:

Expected term (in years)	3.00
Expected volatility	0.69
Risk-free interest rate	4.0%
Expected dividend	0%
Weighted-average fair value at grant date	$1.49

Expected Term. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company’s historical experience with similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.

Expected Volatility. The Company uses the trading history of its common stock in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

Expected Dividend. The Company has not declared dividends to date. Therefore, the Company uses a zero value for the expected dividend value factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Estimated Forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. When estimating forfeitures, the Company considers historical voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Activity under all of the Company’s stock option plans for the three months ended March 31, 2006 was as follows:

(in thousands, except exercise price amounts)	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price

Balances, December 31, 2005	888	1,471	$6.98
Additional shares reserved	203	—	—
Granted	(30)	30	$4.00
Exercised	—	(6)	$2.88
Canceled / forfeited	33	(33)	$4.95
Balances, March 31, 2006	1,094	1,462	$6.97
Vested and exercisable at March 31, 2006		1,462	$6.97

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006 was $136,000. Aggregate intrinsic value represents the total intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on March 31, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on March 31, 2006.  The total intrinsic value of options exercised in the three months ended March 31, 2006 was $2,000. The weighted-average remaining contractual term of options outstanding and exercisable at March 31, 2006 was 7.2 years.

As of March 31, 2006, there was no unrecognized compensation cost as all stock options outstanding were vested.  The Company’s current practice is to issue new shares to satisfy share option exercise.

Cash received from option exercises and purchases under the Purchase Plan for the three months ended March 31, 2006 was $27,000.

There was no tax benefit attributable to options exercised in the three months ended March 31, 2006.

4. Concentration of Risk — Significant Customers

For the three months ended March 31, 2006, three customers accounted for 17%, 12% and 10% of total revenues, respectively. For the three months ended March 31, 2005, one customer accounted for 28% of revenues. At March 31, 2006 one customer accounted for 12% of accounts receivable. At December 31, 2005, three customers accounted for 24%, 11%, and 11% of accounts receivable, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2006	December 31, 2005

Accrued lease obligations (see Note 7)	$1,794	$1,874
Accrued employee compensation	505	586
Deferred rent	520	527
Other	133	107
Total	$2,952	$3,094

6. Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three months ended March 31,
	2006	2005

Net loss	$(1,691)	$(1,420)
Other comprehensive income - change in unrealized gain on investments	1	2
Total comprehensive loss	$(1,690)	$(1,418)

7. Commitments and Contingencies

Leases

InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of March 31, 2006, total future obligations for these facilities amounted to $6.2 million; these obligations are offset by total contractual future sublease income of approximately $5.2 million. Substantially all future sublease income is due from a sublessee who is an early-stage company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. Based on these assumptions, the Company has recorded an accrual of $1.8 million as of March 31, 2006 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $1.9 million as of December 31, 2005. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices.

Securities Class Action Lawsuit

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. On April 24, 2006, a hearing was held to consider final approval of the settlement; the Court’s ruling on final approval of the settlement remains pending. If the Court does not approve the settlement, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and we cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

8. Stockholders’ Equity

Negotiated common stock repurchases

In March 2005, the Board of Directors authorized management to repurchase 755,821 shares of InsWeb common stock, consisting of 531,947 shares held by Nationwide Mutual Insurance Company and 223,874 shares held by Century Capital Partners, L.P. These shares represented 16% of the total outstanding shares at that date and were purchased for approximately $1.7 million, or $2.30 per share. Subsequent to the closing of these transactions on March 31, 2005, Nationwide Mutual and Century Capital held no shares.

9. Subsequent Events

Sale of Property and Casualty Agency Book of Business

In March 2006, the InsWeb Insurance Services agency discontinued selling property and casualty insurance policies, which represented less than 7% of the Company’s total revenues in the year ended December 31, 2005 and 5% of total revenues for the three months ended March 31, 2006. The Company’s agency subsidiary will continue to sell term life insurance. In connection with this action, the Company entered into a definitive agreement to sell InsWeb Insurance Services’ property and casualty “book of business,” including approximately 9,500 current policy holders. This transaction closed on April 28, 2006. Total proceeds from this transaction will be approximately $2.0 million, and substantially all of this amount was paid at or before closing.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb’s marketplace, anticipated losses, the unpredictability of future revenues, reliance on key customers—property and casualty insurance carriers- who are themselves subject to volatility in their operating cycles, reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2005 and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

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

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned either from an insurance company based on a closed policy, from the delivery of a lead to a participating insurance provider or local agent, or from a commission earned by InsWeb’s insurance agency subsidiary, InsWeb Insurance Services, Inc. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, which we refer to as InsWeb’s Sponsored Web Link program, the consumer will complete the third party company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

In 2004, InsWeb launched its term life agency business in an effort to increase revenue per consumer within the term life marketplace. The conversion from a lead-based revenue model to a commission-based revenue model resulted in a delay in revenue recognition, as it typically takes 90 to 120 days to complete the sales process for a term life policy. At the time the term life agency business was launched, the Company was uncertain whether the transaction data available was sufficient to reliably estimate cancellations for purposes of satisfying the criteria in Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” for service transactions subject to customer cancellation privileges. Accordingly, during the initial deployment period of the commission-based model, the Company recognized commission revenue on a ratable basis over the initial term of the related policy as the cancellation privileges expired. Based on term life agency activity and cancellation data accumulated since the launch, management determined in April 2005 that it is appropriate to use the historical cancellation rate to estimate a cancellation allowance for term life agency transactions and the Company, therefore, recognizes revenue from its term life agency business when commissions are earned, net of an estimate for future cancellations based on its historical cancellation rate.

Also in 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Prior to September 12, 2005, the agent network program was conducted exclusively through an intermediary, NetQuote, Inc. During the year ended December 31, 2005, NetQuote represented 29% of auto transaction fees, compared to 8% during the year ended December 31, 2004. For the three months ended March 31, 2006 and 2005, NetQuote represented 21% and 27% of auto transaction fees, respectively. InsWeb does not have an exclusive or long-term contract with this intermediary.

To lessen InsWeb’s reliance on this intermediary, and to maximize its revenue potential, InsWeb launched a proprietary agent network program (“AgentInsider”) to provide leads directly to local insurance agents who have registered with InsWeb. Generally, leads are delivered to the highest bidding agents; however, InsWeb may enter into agreements with insurance companies, large agencies and insurance related entities by which these providers pay a set fee for each lead. However, as is the case with many new initiatives, we have experienced a reduction in revenue per consumer, compared to the revenue per consumer we would have received from our intermediary for the same consumer lead, in the initial phases of the program. The length of time and extent of this reduction will depend on the rate of registration of local personal lines insurance agents and the degree of participation of these agents throughout the country. We expect that the agent network program, both through the intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees. At March 31, 2006, the AgentInsider program had approximately 2,100 local insurance agents actively purchasing consumer leads, representing 39% of the consumers who shop the InsWeb auto insurance marketplace. This is an increase from 1,500 agents purchasing leads, representing 29% of the auto insurance consumers at December 31, 2005.

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

InsWeb has incurred operating losses of $6.3 million in 2005, $9.2 million in 2004, and $7.0 million in 2003, and as of March 31, 2006, our accumulated deficit was $190.3 million. In addition, InsWeb’s operating activities to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($5.3 million in 2005, $8.7 million in 2004, and $4.2 million in 2003) and will continue to require capital in the near future. At March 31, 2006, InsWeb had $8.0 million in cash, cash equivalents and short-term investments. The losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, among other things, even though the Company will not be required to comply with Section 404 of the Sarbanes-Oxley Act until 2007. As a result, InsWeb believes that it will continue to incur operating losses for the next six to nine months. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

Results of Operations

The following table sets forth statement of operations data with the respective percentage change from the prior year:

	Three months ended March 31,		Percentage change from
	2006	2005	prior period
Revenues:
Transaction fees:
Auto insurance	$5,998	$4,698	28%
Term life insurance	1,321	828	59%
Other insurance offerings	246	80	208%
	7,565	5,606	35%
Development and maintenance fees	90	88	3%
Total revenues	7,655	5,694	34%
Operating expenses:
Direct marketing	4,945	3,156	57%
Sales and marketing	2,064	1,546	33%
Technology	1,253	1,372	(9)%
General and administrative	1,176	1,132	4%
Total operating expenses	9,438	7,206	31%
Loss from operations	$(1,783)	$(1,512)	18%

The following table sets forth statement of operations data as a percentage of total revenues:

	Three months ended March 31,
	2006	2005
Revenues:
Transaction fees:
Auto insurance	78.3%	82.5%
Term life insurance	17.3%	14.6%
Other insurance	3.2%	1.4%
Development and maintenance fees	1.2%	1.5%
Total revenues	100.0%	100.0%
Operating expenses:
Direct marketing	64.6%	55.4%
Sales and marketing	27.0%	27.2%
Technology	16.4%	24.1%
General and administrative	15.3%	19.9%
Total operating expenses	123.3%	126.6%
Loss from operations	(23.3)%	(26.6)%

Direct marketing (consumer acquisition) metrics and costs and revenue per consumer were as follows:

	Quarter ended March 31,
(In thousands, except percentages and per consumer amounts)	2006	2005
Direct marketing costs	$4,945	$3,156
Direct marketing costs as a percent of transaction fees	65%	56%
Number of consumers	1,556	1,091
Direct marketing cost per consumer	$3.18	$2.89
Transaction fee revenue per consumer	$4.86	$5.14

Auto marketplace metrics were as follows:

	Quarter ended March 31,
(In thousands, except per consumer amounts)	2006	2005
Auto insurance transaction revenues	$5,998	$4,698
Number of consumers	1,424	968
Auto insurance transaction fees per consumer	$4.21	$4.85

Term life marketplace metrics were as follows:

	Quarter ended March 31,
(In thousands, except per consumer amounts)	2006	2005
Term life insurance transaction revenues	$1,321	$828
Number of consumers	87	93
Term life insurance transaction fees per consumer	$15.18	$8.90

Definitions:

“Direct marketing costs”	Represents expenses incurred by the company to drive consumer traffic to InsWeb’s online insurance marketplace;
“Number of consumers”	Represents a consumer who has started an InsWeb application;
“Transaction Fee per consumer”	Represents transaction revenue earned per consumer who has started an application.

Revenues

Transaction Fees. Transaction fees (consisting of lead fees, closed policy fees and sponsored link fees) relating to automobile insurance increased to $6.0 million for the three months ended March 31, 2006, from $4.7 million for the comparable period in 2005, an increase of 28%. The increase was attributable to a 47% increase in consumer traffic (consumers who have started the InsWeb auto application) from the comparable period in 2005, offset by a decrease in the revenue per consumer. Revenue per auto consumer decreased to $4.21 for the three months ended March 31, 2006 from $4.85 for the comparable period in 2005; this decrease is primarily a result of a lower rate of conversion of consumers who start an application and ultimately purchase a policy, as well as the transition from our third party intermediary agent network to our proprietary agent network, AgentInsider, which was launched in September 2005. Management’s current expectations are for revenue per auto consumer to increase from current levels throughout 2006, due to continued growth and improvement of the AgentInsider program.

Transaction fees (consisting of agency commissions and to a lesser extent lead fees) relating to term life insurance increased to $1.3 million for the three months ended March 31, 2006 from $0.8 million for the comparable period in 2005. The increase in revenues reflects the completed transition of our term life agency to a commission-based revenue model from a lead-based revenue model, as discussed above.

Operating Expenses

Direct Marketing. Direct marketing expenses consist of advertising, promotions and fees paid to online companies to drive consumer traffic to the InsWeb online marketplace. InsWeb’s marketing strategy is designed to increase consumer traffic to its website and to drive awareness of its insurance products and services. The Company employs various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to the InsWeb site. Fees related to the Company’s online marketing are expensed in the period the related consumer click-through occurs or in some cases, when the consumer leads are generated. Direct marketing expenses increased 57% to $4.9 million in the three months ended March 31, 2006, compared to $3.2 million in the same period of 2005. This increase in spending drove a 43% increase in consumer traffic, compared to the 2005 level. Direct marketing cost per consumer acquired increased to $3.18 for the three months ended March 31, 2006, compared to $2.89 per acquired consumer for the same period of 2005. The increase in the direct marketing cost per consumer is a result of the highly competitive market for on-line consumers, especially the on-line advertising market. Management expects that for the remainder of 2006, direct marketing costs per consumer acquired will remain at or increase from current levels; and while the amount of consumer traffic driven to the InsWeb marketplace will fluctuate during the year due to seasonality and the competitive environment for online consumers, we currently expect that overall consumer traffic for 2006 will be at levels greater than 2005.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s Insurance Agency operations, which include selling agents, underwriters, supervisors and customer service and support groups. Sales and marketing expenses increased to $2.1 million for the three months ended March 31, 2006 from $1.5 million for the comparable period in 2005, a 33% increase. This increase was a result of the expansion of the term life agency and the launch of the AgentInsider program (i.e., sales, customer support and agent marketing costs). Sales and marketing expenditures are expected to increase throughout 2006, as the term life agency operations continue to expand and as the AgentInsider program continues to grow with additional sales and support staff.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of carrier and partner integration to the InsWeb online insurance marketplace, as well as hosting and supporting the technology needs of the InsWeb site. Technology expenses decreased to $1.3 million for the three months ended March 31, 2006, from $1.4 million for the comparable period in 2005. The decrease was primarily attributable to a reduction in headcount. Technology expenses for the remainder of 2006 are expected to remain at or near current levels.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $1.2 million for the three months ended March 31, 2006 from $1.1 million for the comparable period in 2005. The increase was primarily due to an increase in professional fees. General and administrative expenses are expected to remain at or near current levels for the remainder of 2006.

Interest Income

Interest income was $92,000 for the three months ended March 31, 2006 and 2005. Interest income represents interest earned on InsWeb’s short-term investments.

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

Accrual for Lease Obligations. InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of March 31, 2006 total future obligations for these facilities amounted to $6.2 million; these obligations are offset by total contractual future sublease income of approximately $5.2 million. Substantially all future sublease income is due from a sublessee who is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its contractual obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company maintains an accrual for formerly occupied facilities. The remaining accrual for lease obligation of formerly occupied facilities was $1.8 million at March 31, 2006 as compared to an accrual of $1.9 million as of December 31, 2005.

Contingencies. As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements in Part I of this report, a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering. Although some claims against InsWeb in this class action have been dismissed and a settlement of these proceedings has been proposed and conditionally accepted, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

Liquidity and Capital Resources

At March 31, 2006, InsWeb’s principal source of liquidity and overall cash position was $8.0 million, consisting of cash, cash equivalents and short-term investments, a decrease from $10.3 million at December 31, 2005. The decrease resulted from the use of $2.3 million of cash in operating activities. The primary driver that impacts changes in the Company’s overall cash position is its operating loss.

For the three months ended March 31, 2006, net cash used in operating activities was $2.3 million. The primary components of the quarterly use of cash was the net loss of $1.7 million and an increase in accounts receivable of $0.7 million, partially offset by an increase in accounts payable of $0.2 million. The increase in accounts receivable was a result of the revenue growth during the quarter, with days sales outstanding at 31 days for March 31, 2006. The increase in accounts payable was a result of the significant increase in direct marketing activities during the quarter, increasing consumer traffic to the InsWeb marketplace and a corresponding increase in direct marketing costs.

For the three months ended March 31, 2006, net cash provided by investing activities was $0.5 million, which primarily consisted of redemptions of short-term investments offset by the purchases of short-term investments. Investing activities will generally fluctuate in conjunction with operating activity needs.

For the three months ended March 31, 2006, net cash provided by financing activities was $17,000 and was attributable to the exercise of employee stock options.

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

Aggregate contractual cash obligations as of March 31, 2006 are summarized as follows (in thousands):

	Gross lease commitments	Sublease income	Net lease commitment
Nine months ending December 31, 2006	$2,556	$(1,527)	$1,029
Year ending December 31, 2007	3,483	(2,100)	1,383
Year ending December 31, 2008	2,936	(1,615)	1,321
Year ending December 31, 2009	1,078	—	1,078
Year ending December 31, 2010	1,078	—	1,078
Thereafter	359	—	359
	$11,490	$(5,242)	$6,248

Our operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($5.3 million in 2005 and $8.7 in 2004) and will continue to require capital in the near future. In order to remain competitive, we must continue to make investments which are essential to our ability to operate, including investments in direct marketing, technology and general administration, including the governance and compliance costs required of a public company. We anticipate that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next year. Longer-term, if the enhancements to our auto marketplace, including the expansion of our agent network program, and the growth of our term life agency are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired; or we may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results. Although we do not anticipate the need for additional financing, we nevertheless may require additional funds to meet operating needs. We cannot be certain that additional financing will be available when required, on favorable terms or at all. If we are not successful in raising additional capital as required, we may delay, significantly reduce or cease certain of our operations, which could adversely affect our results of operations and financial position.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to the Company’s disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission.

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

(b)                                                There has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:                                               OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

See Part I, Item 1, “Financial Statements — Note 7 — Commitments and Contingencies.”

ITEM 1A.                                            RISK FACTORS.

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission. There have been no material changes to the risk factors as disclosed

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

Dated: May 15, 2006	INSWEB CORPORATION
(Registrant)

/s/ WILLIAM D. GRIFFIN
William D. Griffin
Chief Financial Officer