Form 10-Q
period 2006-06-30
INSWEB CORP
filed 2006-08-09
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐  No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 28, 2006 were 4,090,786 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:                 FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$7,707	$9,073
Short-term investments	438	1,233
Accounts receivable, net	3,236	2,297
Prepaid expenses and other current assets	724	545
Total current assets	12,105	13,148
Property and equipment, net	483	524
Other assets	337	346
Total assets	$12,925	$14,018

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,897	$2,655
Accrued expenses	2,999	3,094
Deferred revenue	171	128
Total current liabilities	6,067	5,877

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Paid-in capital	203,219	203,059
Treasury stock	(6,334)	(6,334)
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(190,034)	(188,590)
Total stockholders’ equity	6,858	8,141
Total liabilities and stockholders’ equity	$12,925	$14,018

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Transaction fees	$7,429	$6,522	$14,994	$12,128
Development and maintenance fees	88	82	178	170
Total revenues	7,517	6,604	15,172	12,298

Operating expenses:
Technology	1,216	1,417	2,469	2,789
Sales and marketing	7,125	5,288	14,134	9,990
General and administrative	1,074	1,071	2,250	2,203
Total operating expenses	9,415	7,776	18,853	14,982
Loss from operations	(1,898)	(1,172)	(3,681)	(2,684)
Interest income	101	96	193	188
Other income (expense), net (Note 9)	2,044	—	2,044	—
Net income (loss)	$247	$(1,076)	$(1,444)	$(2,496)

Net income (loss) per share - basic and diluted	$0.06	$(0.27)	$(0.35)	$(0.57)

Weighted-average shares used in computing per share amounts - basic and diluted (Note 2)	4,089	4,044	4,087	4,412

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,444)	$(2,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	125	—
Depreciation and amortization	116	288
Net changes in operating assets and liabilities:
Accounts receivable	(939)	(1,626)
Prepaid expenses and other current assets	(179)	269
Other assets	9	(15)
Accounts payable	242	1,232
Accrued expenses	(85)	73
Deferred revenue	43	17
Net cash used in operating activities	(2,112)	(2,258)

Cash flows from investing activities:
Redemptions of short-term investments	1,024	8,417
Purchases of short-term investments	(228)	(4,992)
Purchases of property and equipment	(75)	(61)
Net cash provided by investing activities	721	3,364

Cash flows from financing activities:
Repayments of debt	(10)	(41)
Proceeds from issuance of common stock through stock plans	35	24
Repurchase of common stock	—	(1,738)
Net cash provided by (used in) financing activities	25	(1,755)
Net decrease in cash and cash equivalents	(1,366)	(649)
Cash and cash equivalents, beginning of period	9,073	9,334
Cash and cash equivalents, end of period	$7,707	$8,685

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

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, uncertain economic conditions which could result in lower growth rates, the changing nature of the electronic commerce industry, variations in the availability and cost of acquiring consumer traffic, unpredictability of future revenues, reliance on key customers – insurance carriers, agents and other providers – who are themselves subject to volatility in their operating cycles, and reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf. These risks and uncertainties, among others, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated.  In light of the evolving nature of InsWeb’s business to better capitalize on its position as a leading insurance portal, including the current expansion of InsWeb’s agent network program, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, there is no assurance that InsWeb will be able to achieve or sustain profitability.

InsWeb has incurred operating losses of $6.3 million in 2005, $9.2 million in 2004, and $7.0 million in 2003, and as of June 30, 2006, its accumulated deficit was $190.0 million. In addition, InsWeb’s operating activities to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($5.3 million in 2005, $8.7 million in 2004, and $4.2 million in 2003) and will continue to require capital in the near future. The Company used $2.1 million to fund operating activities in the six months ended June 30, 2006 and had $8.1 million in cash, cash equivalents and short-term investments at June 30, 2006. These operating losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, among other things, even though the Company will not be required to comply with Section 404 of the Sarbanes-Oxley Act until 2007. As a result, InsWeb believes that it will continue to incur operating losses for at least the next six to nine months. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

2.  Basis of Presentation

The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”).  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of June 30, 2006 and the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share would reflect the potential dilution that would occur if stock options and warrants had been exercised.    The number of shares used in the computation of diluted earnings per share for the three months ended June 30, 2006 is not significantly different than the number of shares used in the computation of basic earnings per share. For the six month period ended June 30, 2006 and the three and six month periods ended June 30, 2005, common equivalent shares from stock options and warrants were excluded from the computation of diluted net loss per share as their effect was antidilutive.

3.  Stock-Based Compensation

In July 1997, InsWeb authorized the 1997 Stock Option Plan (the “Option Plan”) and the Senior Executive Option Plan (the “Executive Plan”). Under the Option Plan, the Board of Directors may issue incentive stock options to employees of InsWeb and its subsidiaries and may also issue nonqualified stock options to employees, officers, directors, independent contractors and consultants of InsWeb and its subsidiaries. Under the Executive Plan, the Board of Directors may issue nonqualified stock options to employees, officers and directors of InsWeb and its subsidiaries. In May 2003, the Option Plan was amended, with stockholder approval, to provide that each director would receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. This option grant is in lieu of previously granted options for each Board or committee meeting attended. The Option Plan provides for an automatic annual increase in the share reserve, to be effective on the first day of each fiscal year, by a number of shares equal to 5% of the number of common shares outstanding as of the last day of the preceding fiscal year. Options granted under both plans are priced at the fair market value on the date of grant and prior to January 1, 2006 generally vested in equal monthly installments over a three year period; options granted subsequent to January 1, 2006 will generally vest ratably over a one year period. Certain options granted to members of InsWeb’s Board of Directors vest immediately. Prior to January 1, 2006, options expired ten years from the date of grant; options granted subsequent to January 1, 2006 expire five years from the date of grant.

On October 19, 2005, the Compensation Committee of the Board of Directors of InsWeb approved the acceleration of vesting of all stock options outstanding as of October 19, 2005 held by employees.  Options to purchase approximately 496,000 shares of common stock, or 33% of the total outstanding options, with varying remaining vesting schedules, were subject to the acceleration and became immediately exercisable. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged.

InsWeb has an Employee Stock Purchase Plan (the “Purchase Plan”) under which eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month purchase period. During the three and six months ended June 30, 2006, 0 and 4,500 shares were distributed to employees at the price of $2.48 per share. The weighted average fair value of these awards was $0.86 per share. At June 30, 2006, InsWeb had 369,000 shares of its common stock reserved for future issuance under the Purchase Plan.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payments,” requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, share-based compensation expense for the three and six months ended June 30, 2006 includes all share-based compensation awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense for stock option awards issued subsequent to January 1, 2006 on a straight-line basis over the requisite service period of the award.  All options issued prior to January 1, 2006 were fully vested at the date of adoption of SFAS 123(R), and therefore, no compensation expense was recognized for these options for the three and six months ended June 30, 2006.

The following table sets forth the total share-based compensation expense resulting from stock options and the Purchase Plan included in the Company’s operating expenses in its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Sales and marketing	$27	$71
Technology	10	10
General and administrative	44	44
Total stock-based compensation	$81	$125

Prior to the adoption of SFAS 123(R), InsWeb accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net loss and net loss per share if InsWeb had applied the fair value recognition provisions of Financial Accounting Standards Board Statements No. 123 “Accounting for Stock-Based Compensation” and No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” to stock-based employee compensation for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(1,076)	$(2,496)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(126)	(258)
Pro forma net loss	$(1,202)	$(2,754)
Net loss per share:
Basic and diluted—as reported	$(0.27)	$(0.57)
Basic and diluted—pro forma	$(0.30)	$(0.62)

The fair value of stock-based awards granted pursuant to the Company’s stock option plans was estimated using the Black-Scholes model with the following assumptions for the six months ended June 30, 2006:

Expected term (in years)	3.00
Expected volatility	0.69
Risk-free interest rate	4.0%
Expected dividend	0%
Weighted-average fair value at grant date	$1.07

Expected Term. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. As permitted by Staff Accounting Bulletin No. 107, Topic 14, “Share Based Payment,” the Company adopted a temporary “simplified” method to developing the estimate of the expected term of an employee stock option. Under the “simplified” method, the expected term is calculated by adding the vesting term to the contractual term of the option grant and dividing the total by two. This simplified method is permitted until, at which time, more detailed information about exercise behavior is known.

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

Activity under all of the Company’s stock option plans for the six months ended June 30, 2006 was as follows:

(in thousands, except exercise price amounts)	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price

Balances, December 31, 2005	888	1,471	$6.98
Additional shares reserved	203	—	—
Granted	(447)	447	$2.18
Exercised	—	(10)	$2.55
Canceled / forfeited	53	(53)	$6.78
Balances, June 30, 2006	697	1,855	$5.83
Vested and exercisable at June 30, 2006		1,485	$6.77

The aggregate intrinsic values of options outstanding and exercisable at June 30, 2006 was $303,000 and $162,000, respectively. Aggregate intrinsic value represents the total intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on June 30, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on June 30, 2006. The total intrinsic value of options exercised in the three and six months ended June 30, 2006 was $3,000 and $5,000, respectively. The weighted-average remaining contractual terms of options outstanding and exercisable at June 30, 2006 was 6.45 and 6.86 years, respectively.

As of June 30, 2006, there was $364,000 in unrecognized compensation cost for all stock options outstanding that were unvested.  The Company’s current practice is to issue new shares to satisfy share option exercises.

Cash received from option exercises and purchases under the Purchase Plan for the three and six months ended June 30, 2006 was $8,000 and $35,000 respectively.

There was no tax benefit attributable to options exercised in the three and six months ended June 30, 2006.

4.  Concentration of Risk — Significant Customers

For the three and six months ended June 30, 2006, three customers accounted for 15%, 11% and 10%, and 16%, 11% and 10% of total revenues, respectively. For the three and six months ended June 30, 2005, one customer accounted for 30% and 29% of total revenues, respectively. At June 30, 2006, one customer accounted for 11% of accounts receivable. At December 31, 2005, three customers accounted for 24%, 11%, and 11% of accounts receivable, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2006	December 31, 2005

Accrued lease obligations (see Note 8)	$1,717	$1,874
Accrued employee compensation	637	586
Deferred rent	501	527
Other	144	107
Total	$2,999	$3,094

6.  Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (loss)	$247	$(1,076)	$(1,444)	$(2,496)
Other comprehensive income - change in unrealized gain on investments	1	4	2	6
Comprehensive income (loss)	$248	$(1,072)	$(1,442)	$(2,490)

7.  Stockholders’ Equity

In March 2005, the Board of Directors authorized management to repurchase 755,821 shares of InsWeb common stock, consisting of 531,947 shares held by Nationwide Mutual Insurance Company and 223,874 shares held by Century Capital Partners, L.P. These shares represented 16% of the total outstanding shares at that date and were purchased for approximately $1.7 million, or $2.30 per share. Subsequent to the closing of these transactions on June 30, 2005, Nationwide Mutual and Century Capital held no shares.

8.  Commitments and Contingencies

Leases

InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of June 30, 2006, total future obligations for these facilities amounted to $5.9 million; these obligations are offset by total contractual future sublease income of approximately $4.7 million. Substantially all future sublease income is due from a sublessee who is an early-stage company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company has recorded an accrual of $1.7 million as of June 30, 2006 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $1.9 million as of December 31, 2005.

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

9.  Sale of Property and Casualty Agency Book of Business

In March 2006, the InsWeb Insurance Services agency discontinued selling property and casualty insurance policies, which represented less than 7% of the Company’s total revenues in the year ended December 31, 2005.  The Company’s agency subsidiary will continue to sell term life insurance. In connection with this action, the Company entered into a definitive agreement to sell InsWeb Insurance Services’ property and casualty “book of business,” including rights related to approximately 9,500 current policy holders. This transaction closed on April 28, 2006. Total proceeds from this transaction will be approximately $2.0 million, of which approximately $1.8 million was received during April 2006.

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

In 2004, InsWeb launched its term life agency business in an effort to increase revenue per consumer within the term life marketplace. The conversion from a lead-based revenue model to a commission-based revenue model resulted in a delay in revenue recognition, as it typically takes 90 to 120 days to complete the sales process for a term life policy. At the time the term life agency business was launched, the Company was uncertain whether the transaction data available was sufficient to reliably estimate cancellations for purposes of satisfying the criteria in Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” for service transactions subject to customer cancellation privileges. Accordingly, during the initial deployment period of the commission-based model, the Company recognized commission revenue on a ratable basis over the initial term of the related policy as the cancellation privileges expired. Based on term life agency activity and cancellation data accumulated since the launch, management determined in April 2005 that it was appropriate to use the historical cancellation rate to estimate a cancellation allowance for term life agency transactions and the Company, therefore, recognizes revenue from its term life agency business when commissions are earned, net of an estimate for future cancellations based on its historical cancellation rate.

Also in 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Prior to September 12, 2005, the agent network program was conducted exclusively through an intermediary, NetQuote, Inc. During the year ended December 31, 2005, NetQuote represented 29% of auto transaction fees, compared to 8% during the year ended December 31, 2004. For the six months ended June 30, 2006 and 2005, NetQuote represented 19% and 29% of auto transaction fees, respectively. InsWeb does not have an exclusive or long-term contract with this intermediary.

To lessen InsWeb’s reliance on this intermediary, and to maximize its revenue potential, InsWeb launched a proprietary agent network program (“AgentInsider”) to provide leads directly to local insurance agents who have registered with InsWeb. Generally, leads are delivered to the highest bidding agents; however, InsWeb may enter into agreements with insurance companies, large agencies and insurance related entities by which these providers pay a set fee for each lead. However, as is the case with many new initiatives, we have experienced a reduction in revenue per consumer, compared to the revenue per consumer we would have received from our intermediary for the same consumer lead, in the initial phases of the program. The length of time and extent of this reduction will depend on the rate of registration of local personal lines insurance agents and the degree of participation of these agents throughout the country. We expect that the agent network program, both through the intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees. At June 30, 2006, the AgentInsider program had approximately 2,600 local insurance agents actively purchasing consumer leads, representing 46% of the consumers who shop the InsWeb auto insurance marketplace. This is an increase from 1,500 agents purchasing leads, representing 29% of the auto insurance consumers at December 31, 2005.

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

InsWeb has incurred operating losses of $6.3 million in 2005, $9.2 million in 2004, and $7.0 million in 2003, and as of June 30, 2006, its accumulated deficit was $190.0 million. In addition, InsWeb’s operating activities to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($5.3 million in 2005, $8.7 million in 2004, and $4.2 million in 2003) and will continue to require capital in the near future. The Company used $2.1 million to fund operating activities in the six months ended June 30, 2006 and had $8.1 million in cash, cash equivalents and short-term investments at June 30, 2006. These operating losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, among other things, even though the Company will not be required to comply with Section 404 of the Sarbanes-Oxley Act until 2007. As a result, InsWeb believes that it will continue to incur operating losses for at least the next six to nine months. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

Results of Operations

The following tables set forth statement of operations data with the respective percentage change from the prior year:

	Three Months Ended June 30,		Percentage change from
	2006	2005	prior period
Revenues:

Transaction fees:
Auto insurance	$5,692	$4,888	17%
Term life insurance	1,267	1,569	(19)%
Other insurance offerings	470	65	623%
	7,429	6,522	14%
Development and maintenance fees	88	82	8%
Total revenues	7,517	6,604	14%
Operating expenses:
Direct marketing	5,158	3,506	47%
Sales and marketing	1,967	1,783	10%
Technology	1,216	1,417	(10)%
General and administrative	1,074	1,070	0%
Total operating expenses	9,415	7,776	21%
Loss from operations	$(1,898)	$(1,172)	62%

	Six Months Ended June 30,		Percentage change from
	2006	2005	prior period
Revenues:

Transaction fees:
Auto insurance	$11,690	$9,586	22%
Term life insurance	2,588	2,397	8%
Other insurance offerings	716	145	394%
	14,994	12,128	24%
Development and maintenance fees	178	170	5%
Total revenues	15,172	12,298	23%
Operating expenses:
Direct marketing	10,103	6,661	52%
Sales and marketing	4,031	3,330	21%
Technology	2,469	2,789	(11)%
General and administrative	2,250	2,202	2%
Total operating expenses	18,853	14,982	26%
Loss from operations	$(3,681)	$(2,684)	37%

The following table sets forth statement of operations data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Auto insurance transaction fees	76%	74%	77%	78%
Term life insurance transaction fees	17%	24%	17%	20%
Other insurance transaction fees	6%	1%	5%	1%
Development and maintenance fees	1%	1%	1%	1%
Total	100%	100%	100%	100%
Operating expenses:
Technology	16%	22%	16%	23%
Direct marketing	69%	53%	67%	55%
Sales and marketing	26%	27%	27%	26%
General and administrative	14%	16%	15%	18%
Total	125%	118%	125%	122%
Loss from operations	(25)%	(18)%	(25)%	(22)%

Direct marketing (consumer acquisition) metrics and costs and revenue per consumer were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per consumer amounts)	2006	2005	2006	2005

Direct marketing costs	$5,158	$3,505	$10,103	$6,661
Direct marketing costs as a percent of transaction fees	69%	53%	67%	54%
Number of consumers	1,518	1,320	3,074	2,411
Direct marketing cost per consumer	$3.40	$2.66	$3.29	$2.76
Total transaction fees per consumer	$4.89	$4.94	$4.88	$5.03

Auto marketplace metrics were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per consumer amounts)	2006	2005	2006	2005

Auto insurance transaction fees	$5,692	$4,888	$11,690	$9,586
Number of consumers	1,378	1,203	2,802	2,171
Transaction fees per consumer	$4.13	$4.06	$4.17	$4.42

Term life marketplace metrics were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per consumer amounts)	2006	2005	2006	2005

Term life insurance transaction fees	$1,267	$1,569	$2,588	$2,397
Number of consumers	68	84	155	177
Transaction fees per consumer	$18.63	$18.68	$16.70	$13.54
Number of closed term life policies	1,451	1,382	2,887	2,355
Transaction fees per closed policy	$87	$114	$90	$102

Definition of terms are as follows:

“Direct marketing costs”	Represents expenses incurred by the company to drive consumer traffic to InsWeb’s online insurance marketplace;
“Number of consumers”	Represents a consumer who has started an InsWeb application;
“Transaction Fee per consumer”	Represents transaction revenue earned per consumer who has started an application.

Revenues

Transaction Fees.  Transaction fees (consisting of lead fees, closed policy fees and sponsored link fees) relating to automobile insurance increased to $5.7 million and $11.7 million for the three and six months ended June 30, 2006, respectively, from $4.9 million and $9.6 million for the comparable periods in 2005.  The 17% increase for the three months ended June 30, 2006 was attributable to a 15% increase in consumer traffic (consumers who have started the InsWeb auto application). Revenue per auto consumer increased to $4.13 for the three months ended June 30, 2006 from $4.06 for the comparable period in 2005. The 22% increase for the six months ended June 30, 2006 was attributable to a 29% increase in consumer traffic, offset by a 6 % decrease in the revenue per consumer.

Transaction fees (consisting of agency commissions and to a lesser extent lead fees) relating to term life insurance decreased to $1.3 million for the three months ended June 30, 2006 from $1.6 million for the same period in 2005. Term life revenues for the six months ended June 30, 2006 increased to $2.6 million from $2.4 million for the comparable period in 2005. In connection with the Company’s completed transition of its term life agency to a commission-based revenue model from a lead-based revenue model, as discussed above, we recognized commission revenue of $286,000 in the quarter ended June 30, 2005 relating to commissions earned on term life policies closed in prior quarters.

Operating Expenses

Direct Marketing.  Direct marketing expenses consist of advertising, promotions and fees paid to online companies to drive consumer traffic to the InsWeb online marketplace. InsWeb’s marketing strategy is designed to increase consumer traffic to its website and to drive awareness of its insurance products and services. The Company employs various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to the InsWeb site. Fees related to the Company’s online marketing are expensed in the period the related consumer click-through occurs or in some cases, when the consumer leads are generated. Direct marketing expenses increased to $5.2 million and $10.1 million for the three and six months ended June 30, 2006, respectively, compared to $3.5 million and $6.7 million in the same periods of 2005. Direct marketing cost per consumer acquired increased to $3.40 and $3.29 for the three and six months ended June 30, 2006, respectively, compared to $2.66 and $2.76 per acquired consumer for the same period of 2005.   The increase in direct marketing cost per consumer is a result of the highly competitive market for on-line consumers, especially the on-line advertising market. Management expects that for the remainder of 2006, direct marketing costs per consumer acquired will remain at or increase from current levels; and while the amount of consumer traffic driven to the InsWeb marketplace will fluctuate during the year due to seasonality and the competitive environment for online consumers, we currently expect that overall consumer traffic for 2006 will be at levels greater than 2005.

Sales and Marketing.  Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s Insurance Agency operations, which include selling agents, case managers, supervisors and customer service, support and fulfillment groups. Sales and marketing expenses increased to $2.0 million and $4.0 million for the three and six months ended June 30, 2006, respectively, from $1.8 million and $3.3 million for the comparable periods in 2005. This increase was a result of the expansion of the term life agency and the launch of the AgentInsider program (i.e., sales, customer support and agent marketing costs). Sales and marketing expenses for the remainder of 2006 are expected to remain at or near current levels.

Technology.  Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of carrier and partner integration to the InsWeb online insurance marketplace, as well as hosting and supporting the technology needs of the InsWeb site. Technology expenses decreased to $1.2 million and $2.5 million for the three and six months ended June 30, 2006, respectively, from $1.4 million and $2.8 million for the comparable periods in 2005. The decrease was primarily attributable to a reduction in headcount. Technology expenses for the remainder of 2006 are expected to remain at or near current levels.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses remained relatively unchanged at $1.1 million and $2.2 million for the three and six months ended June 30, 2006 and 2005, respectively. General and administrative expenses are expected to remain at or near current levels for the remainder of 2006.

Interest Income

Interest income was $101,000 and $193,000 for the three and six months ended June 30, 2006, respectively, and $96,000 and $188,000, respectively, for the comparable period in 2005. Interest income represents interest earned on InsWeb’s short-term investments.

Other Income

Other income was $2,044,000 for the three and six months ended June 30, 2006, and represents the gain recorded in connection with the sale of InsWeb Insurance Services’ property and casualty agency book of business. This transaction closed on April 28, 2006.

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

Accrual for Lease Obligations. InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of June 30, 2006, total future obligations for these facilities amounted to $5.9 million; these obligations are offset by total contractual future sublease income of approximately $4.7 million. Substantially all future sublease income is due from a sublessee who is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its contractual obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company maintains an accrual for formerly occupied facilities. The remaining accrual for lease obligation of formerly occupied facilities was $1.7 million at June 30, 2006 as compared to an accrual of $1.9 million as of December 31, 2005.

Contingencies. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements in Part I of this report, a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering. Although some claims against InsWeb in this class action have been dismissed and a settlement of these proceedings has been proposed and conditionally accepted, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Stock-Based Compensation. InsWeb accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Shared-Based Payment.” Under the provisions of SFAS No. 123(R), stock-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See additional discussion in Note 3 of the Condensed Consolidated Financial Statements.

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

Liquidity and Capital Resources

At June 30, 2006, InsWeb’s principal source of liquidity and overall cash position was $8.1 million, consisting of cash, cash equivalents and short-term investments, a decrease from $10.3 million at December 31, 2005.  The decrease resulted primarily from the use of $2.1 million of cash in operating activities. The primary driver that impacts changes in the Company’s overall cash position is its operating loss.

For the six months ended June 30, 2006, net cash used in operating activities was $2.1 million. The primary components of the use of cash was the net loss of $1.4 million and an increase in accounts receivable of $0.9 million, partially offset by an increase in accounts payable of $0.2 million. The increase in accounts receivable was a result of the revenue growth during the six month period, with days sales outstanding at 38 days as of June 30, 2006.  The increase in accounts payable was a result of the significant increase in direct marketing activities during the year, increasing consumer traffic to the InsWeb marketplace and a corresponding increase in direct marketing costs.

For the six months ended June 30, 2006, net cash provided by investing activities was $0.7 million, which primarily consisted of redemptions of short-term investments offset by the purchases of short-term investments. Investing activities will generally fluctuate in conjunction with operating activity needs.

For the six months ended June 30, 2006, net cash provided by financing activities was $25,000 and was attributable to the shares issued pursuant to the employee stock purchase plan and the exercise of employee stock options.

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

Aggregate contractual cash obligations as of June 30, 2006 are summarized as follows (in thousands):

	Gross lease commitments	Sublease income	Net lease commitment
Six months ending December 31, 2006	$1,710	$(1,024)	$686
Year ending December 31, 2007	3,483	(2,100)	1,383
Year ending December 31, 2008	2,936	(1,615)	1,321
Year ending December 31, 2009	1,078	—	1,078
Year ending December 31, 2010	1,078	—	1,078
Thereafter	359	—	359
	$10,644	$(4,739)	$5,905

Our operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($5.3 million in 2005 and $8.7 in 2004) and will continue to require capital in the near future. In order to remain competitive, we must continue to make investments which are essential to our ability to operate, including investments in direct marketing, technology and general administration, including the governance and compliance costs required of a public company. We anticipate that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least June 30, 2007. Longer-term, if the enhancements to our auto marketplace, including the expansion of our agent network program, and the growth of our term life agency are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired; or we may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results. Although we do not anticipate the need for additional financing, we nevertheless may require additional funds to meet operating needs. We cannot be certain that additional financing will be available when required, on favorable terms or at all. If we are not successful in raising additional capital as required, we may delay, significantly reduce or cease certain of our operations, which could adversely affect our results of operations and financial position.

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

(b)                                             There has been no change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:                                               OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

See Part I, Item 1, “Financial Statements — Note 8 — Commitments and Contingencies.”

ITEM 1A.                                            RISK FACTORS.

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission. There have been no material changes to the risk factors as so disclosed.

ITEM 6.                  EXHIBITS

Exhibit Number	Description of Document
10.21	Agreement for Purchase of Agency Assets between Registrant and Brooke Franchise Corporation dated April 11, 2006.

31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2006	INSWEB CORPORATION

/s/ WILLIAM D. GRIFFIN
William D. Griffin
Chief Financial Officer