Form 10-Q
period 2006-09-30
INSWEB CORP
filed 2006-11-09
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐  No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 27, 2006 were 4,094,543 shares.

FORM 10-Q

INSWEB CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$7,474	$9,073
Short-term investments	—	1,233
Accounts receivable, net	2,927	2,297
Prepaid expenses and other current assets	651	545
Total current assets	11,052	13,148
Property and equipment, net	434	524
Other assets	337	346
Total assets	$11,823	$14,018

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,604	$2,655
Accrued expenses	2,638	3,094
Deferred revenue	185	128
Total current liabilities	6,427	5,877

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Paid-in capital	203,347	203,059
Treasury stock	(6,334)	(6,334)
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(191,624)	(188,590)
Total stockholders’ equity	5,396	8,141
Total liabilities and stockholders’ equity	$11,823	$14,018

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Transaction fees	$7,421	$6,799	$22,415	$18,927
Development and maintenance fees	84	99	262	269
Total revenues	7,505	6,898	22,677	19,196

Operating expenses:
Technology	1,269	1,332	3,738	4,121
Sales and marketing	7,094	6,064	21,227	16,054
General and administrative	829	974	3,080	3,177
Total operating expenses	9,192	8,370	28,045	23,352
Loss from operations	(1,687)	(1,472)	(5,368)	(4,156)
Interest income	92	101	286	289
Other income (expense), net (Note 9)	5	—	2,048	—

Net loss	$(1,590)	$(1,371)	$(3,034)	$(3,867)

Net loss per share - basic and diluted	$(0.39)	$(0.34)	$(0.74)	$(0.90)

Weighted-average shares used in computing per share amounts - basic and diluted (Note 2)	4,093	4,051	4,089	4,291

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,034)	$(3,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	246	—
Depreciation and amortization	165	412
Net changes in operating assets and liabilities:
Accounts receivable	(631)	(1,686)
Prepaid expenses and other current assets	(105)	29
Other assets	9	(15)
Accounts payable	949	1,274
Accrued expenses	(446)	(250)
Deferred revenue	57	36
Net cash used in operating activities	(2,790)	(4,067)

Cash flows from investing activities:
Redemptions of short-term investments	1,462	11,591
Purchases of short-term investments	(228)	(6,468)
Purchases of property and equipment	(75)	(73)
Net cash provided by investing activities	1,159	5,050

Cash flows from financing activities:
Repayments of debt	(10)	(54)
Proceeds from issuance of common stock through stock plans	42	48
Repurchase of common stock	—	(1,738)
Net cash provided by (used in) financing activities	32	(1,744)
Net decrease in cash and cash equivalents	(1,599)	(761)
Cash and cash equivalents, beginning of period	9,073	9,334
Cash and cash equivalents, end of period	$7,474	$8,573

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

InsWeb has incurred operating losses of $6.3 million in 2005, $9.2 million in 2004, and $7.0 million in 2003, and as of September 30, 2006, its accumulated deficit was $191.6 million. In addition, InsWeb’s operating activities to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($5.3 million in 2005, $8.7 million in 2004, and $4.2 million in 2003) and will continue to require capital in the near future. The Company used $2.8 million to fund operating activities in the nine months ended September 30, 2006 and had $7.5 million in cash, cash equivalents and short-term investments at September 30, 2006. These operating losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including, among other things, the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, and, in particular, the costs of complying with Section 404 of the Sarbanes-Oxley Act beginning in 2007. As a result, InsWeb believes that it will continue to incur operating losses for at least the next three to six months. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce, or cease operations, which could adversely affect its results of operations and financial position.

2.  Basis of Presentation

The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”).  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of September 30, 2006 and the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share would reflect the potential dilution that would occur if stock options and warrants had been exercised. For the three and nine month periods ended September 30, 2006 and 2005, common equivalent shares from stock options and warrants were excluded from the computation of diluted net loss per share as their effect was antidilutive.

3.  Stock-Based Compensation

In July 1997, InsWeb authorized the 1997 Stock Option Plan (the “Option Plan”) and the Senior Executive Option Plan (the “Executive Plan”). Under the Option Plan, the Board of Directors may issue incentive stock options to employees of InsWeb and its subsidiaries and may also issue nonqualified stock options to employees, officers, directors, independent contractors and consultants of InsWeb and its subsidiaries. Under the Executive Plan, the Board of Directors may issue nonqualified stock options to employees, officers and directors of InsWeb and its subsidiaries. In May 2003, the Option Plan was amended, with stockholder approval, to provide that each director would receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. The Option Plan provides for an automatic annual increase in the share reserve, to be effective on the first day of each fiscal year, by a number of shares equal to 5% of the number of common shares outstanding as of the last day of the preceding fiscal year. Options granted under both plans are priced at the fair market value on the date of grant and prior to January 1, 2006 generally vested in equal monthly installments over a three-year period; options granted subsequent to January 1, 2006 generally vest ratably over a one-year period. Certain options granted to members of InsWeb’s Board of Directors vest immediately. Prior to January 1, 2006, options expired ten years from the date of grant; options granted subsequent to January 1, 2006 expire five years from the date of grant.

3.  Stock-Based Compensation (continued)

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

InsWeb has an Employee Stock Purchase Plan (the “Purchase Plan”) under which eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of the nine-month purchase period. During the nine months ended September 30, 2006, 8,200 shares were sold to employees at the price of $2.42 per share. The weighted average fair value of these awards was $0.85 per share. At September 30, 2006, InsWeb had 365,000 shares of its common stock reserved for future issuance under the Purchase Plan.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payments,” requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, share-based compensation expense for the three and nine months ended September 30, 2006 includes all share-based compensation awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense for stock option awards issued subsequent to January 1, 2006 on a straight-line basis over the requisite service period of the award.  All options issued prior to January 1, 2006 were fully vested at the date of adoption of SFAS 123(R), and therefore, no compensation expense was recognized for these options for the three and nine months ended September 30, 2006.

The following table sets forth the total share-based compensation expense resulting from stock options and the Purchase Plan included in the Company’s operating expenses in its condensed consolidated statements of operations for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Sales and marketing	$25	$96
Technology	11	21
General and administrative	85	129
Total stock-based compensation	$121	$246

Prior to the adoption of SFAS 123(R), InsWeb accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net loss and net loss per share if InsWeb had applied the fair value recognition provisions of Financial Accounting Standards Board Statements No. 123 “Accounting for Stock-Based Compensation” and No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” to stock-based employee compensation for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss, as reported	$(1,371)	$(3,867)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(156)	(414)
Pro forma net loss	$(1,527)	$(4,281)
Net loss per share:
Basic and diluted—as reported	$(0.34)	$(0.90)
Basic and diluted—pro forma	$(0.38)	$(1.00)

The fair value of stock-based awards granted pursuant to the Company’s stock option plans was estimated using the Black-Scholes model with the following assumptions for the nine months ended September 30, 2006:

Expected term (in years)	3.00
Expected volatility	0.69
Risk-free interest rate	4.0%
Expected dividend	0%
Weighted-average fair value at grant date	$1.07

Expected Term. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. As permitted by Staff Accounting Bulletin No. 107, Topic 14, “Share Based Payment,” the Company adopted a temporary “simplified” method to developing the estimate of the expected term of an employee stock option. Under the “simplified” method, the expected term is calculated by adding the vesting term to the contractual term of the option grant and dividing the total by two. This simplified method is permitted until such time as more detailed information about exercise behavior is known.

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

Activity under all of the Company’s stock option plans for the nine months ended September 30, 2006 was as follows:

(in thousands, except exercise price amounts)	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price

Balances, December 31, 2005	888	1,471	$6.98
Additional shares reserved	203	—	—
Granted	(503)	503	$2.24
Exercised	—	(10)	$2.55
Canceled / forfeited	66	(66)	$7.54

Balances, September 30, 2006	654	1,898	$5.70

Vested and exercisable at September 30, 2006		1,577	$6.44

The aggregate intrinsic values of options outstanding and exercisable at September 30, 2006 was $154,000 and $83,000, respectively. Aggregate intrinsic value represents the total intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on September 30, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on September 30, 2006. The total intrinsic value of options exercised in the three and nine months ended September 30, 2006 was $0 and $5,000, respectively. The weighted-average remaining contractual terms of options outstanding and exercisable at September 30, 2006 was 6.17 and 6.48 years, respectively.

As of September 30, 2006, there was $322,000 in unrecognized compensation cost for all stock options outstanding that were unvested.  The Company’s current practice is to issue new shares to satisfy share option exercises.

Cash received from option exercises and purchases under the Purchase Plan for the three and nine months ended September 30, 2006 was $9,000 and $44,000 respectively.

There was no tax benefit attributable to options exercised in the three and nine months ended September 30, 2006.

4.  Concentration of Risk — Significant Customers

For the three and nine months ended September 30, 2006, three customers accounted for 19%, 10% and 9%, and 17%, 11% and 10% of total revenues, respectively. For the three and nine months ended September 30, 2005, one customer accounted for 27% and 28% of total revenues, respectively. At September 30, 2006, three customers accounted for 15%, 14%, and 10% of accounts receivable, respectively. At December 31, 2005, three customers accounted for 24%, 11%, and 11% of accounts receivable, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Accrued lease obligations (see Note 8)	$1,639	$1,874
Accrued employee compensation	387	586
Deferred rent	482	527
Other	130	107
Total	$2,638	$3,094

6.  Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net loss	$(1,590)	$(1,371)	$(3,034)	$(3,867)
Other comprehensive income - change in unrealized gain on investments	0	1	2	7
Comprehensive loss	$(1,590)	$(1,370)	$(3,032)	$(3,860)

7.  Stockholders’ Equity

In March 2005, the Board of Directors authorized management to repurchase 755,821 shares of InsWeb common stock, consisting of 531,947 shares held by Nationwide Mutual Insurance Company and 223,874 shares held by Century Capital Partners, L.P. These shares represented 16% of the total outstanding shares at that date and were purchased for approximately $1.7 million, or $2.30 per share. Subsequent to the closing of these transactions on September 30, 2005, Nationwide Mutual and Century Capital held no shares.

8.  Commitments and Contingencies

Leases

InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of September 30, 2006, total future obligations for these facilities amounted to $5.6 million; these obligations are offset by total contractual future sublease income of approximately $4.2 million. Substantially all future sublease income is due from a sublessee who is an early-stage company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company has recorded an accrual of $1.6 million as of September 30, 2006 for lease commitments related to these formerly occupied facilities, as compared to an accrual of $1.9 million as of December 31, 2005.

Securities Class Action Lawsuit

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In September 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. On April 24, 2006, a hearing was held to consider final approval of the settlement; the Court’s ruling on final approval of the settlement remains pending.  If the Court does not approve the settlement, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and we cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

9.  Sale of Property and Casualty Agency Book of Business

In March 2006, the InsWeb Insurance Services agency discontinued selling property and casualty insurance policies, which represented less than 7% of the Company’s total revenues in the year ended December 31, 2005.  The Company’s agency subsidiary will continue to sell term life insurance. In connection with this action, in April 2006 the Company sold InsWeb Insurance Services’ property and casualty “book of business,” including rights related to approximately 9,500 policy holders. Total proceeds from this transaction were approximately $2.0 million.

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

Also in 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Prior to September 12, 2005, the agent network program was conducted exclusively through an intermediary, NetQuote, Inc. During the year ended December 31, 2005, NetQuote represented 29% of auto transaction fees, compared to 8% during the year ended December 31, 2004. For the nine months ended September 30, 2006 and 2005, NetQuote represented 20% and 31% of auto transaction fees, respectively. On September 29, 2006, the Company entered into a one year agreement with NetQuote concerning InsWeb’s delivery of both automobile and homeowners leads to NetQuote. Under the terms of the new agreement, InsWeb will be paid a fee for each automobile or homeowners lead that is delivered to NetQuote, with the amount of the fee varying according to the state, the consumer profile and the number of times InsWeb delivered the lead to its own network of insurance providers. The agreement does not specify a minimum or maximum number of leads that InsWeb is required to deliver to NetQuote.

To lessen InsWeb’s reliance on this intermediary, and to maximize its revenue potential, InsWeb launched a proprietary agent network program (“AgentInsider”) to provide leads directly to local insurance agents who have registered with InsWeb. Generally, leads are delivered to the highest bidding agents; however, InsWeb may enter into agreements with insurance companies, large agencies and insurance related entities by which these providers pay a set fee for each lead. However, as is the case with many new initiatives, we have experienced a reduction in revenue per consumer, compared to the revenue per consumer we would have received from our intermediary for the same consumer lead, in the initial phases of the program. The length of time and extent of this reduction will depend on the rate of registration of local personal lines insurance agents and the degree of participation of these agents throughout the country. We expect that the agent network program, both through the intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees. At September 30, 2006, the AgentInsider program had approximately 2,600 local insurance agents actively purchasing consumer leads, representing 53% of the consumers who shop the InsWeb auto insurance marketplace (percentage of auto consumers who receive a quote from an AgentInsider agent). This is an increase from 1,500 agents purchasing leads, representing 29% of the auto insurance consumers at December 31, 2005.

InsWeb has incurred operating losses of $6.3 million in 2005, $9.2 million in 2004, and $7.0 million in 2003, and as of September 30, 2006, its accumulated deficit was $191.6 million. In addition, InsWeb’s operating activities to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($5.3 million in 2005, $8.7 million in 2004, and $4.2 million in 2003) and will continue to require capital in the near future. The Company used $2.8 million to fund operating activities in the nine months ended September 30, 2006 and had $7.5 million in cash, cash equivalents and short-term investments at September 30, 2006. These operating losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including, among other things, the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, and, in particular, the costs of complying with Section 404 of the Sarbanes-Oxley Act beginning in 2007. As a result, InsWeb believes that it will continue to incur operating losses for at least the next three to six months. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain operations, which could adversely affect its results of operations and financial position.

In September 2006, InsWeb completed a headcount reduction in areas primarily related to technology initiatives that have been substantially completed.  The total headcount at September 30, 2006 was reduced to 95, compared to 127 at June 30, 2006. This action resulted in a charge of approximately $240,000 for severance related costs which were included as a component of operating expenses for the three and nine months ended September 30, 2006. These headcount reductions, in addition to other operating expense reductions implemented during the three months ended September 30, 2006, are expected to result in approximately $3 million in cost savings in the Company’s non-marketing expenses over the next year.

Results of Operations

The following tables set forth statement of operations data with the respective percentage change from the prior year:

	Three Months Ended September 30,		Percentage change from
	2006	2005	prior period
Revenues:

Transaction fees:
Auto insurance	$5,549	$5,509	1%
Term life insurance	1,310	1,219	8%
Other insurance offerings	562	71	689%
	7,421	6,799	9%
Development and maintenance fees	84	99	(15)%

Total revenues	7,505	6,898	9%
Operating expenses:
Direct marketing	5,198	4,365	19%
Sales and marketing	1,896	1,699	12%
Technology	1,269	1,332	(5)%
General and administrative	829	974	(15)%
Total operating expenses	9,192	8,370	10%
Loss from operations	$(1,687)	$(1,472)	15%

	Nine Months Ended September 30,		Percentage change from
	2006	2005	prior period
Revenues:

Transaction fees:
Auto insurance	$17,239	$15,095	14%
Term life insurance	3,898	3,616	8%
Other insurance offerings	1,278	216	491%
	22,415	18,927	18%
Development and maintenance fees	262	269	(2)%

Total revenues	22,677	19,196	18%
Operating expenses:
Direct marketing	15,300	11,026	39%
Sales and marketing	5,927	5,028	18%
Technology	3,738	4,121	(9)%
General and administrative	3,080	3,177	(3)%
Total operating expenses	28,045	23,352	20%
Loss from operations	$(5,368)	$(4,156)	29%

The following table sets forth statement of operations data as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Auto insurance transaction fees	74%	80%	76%	79%
Term life insurance transaction fees	18	18	17	19
Other insurance transaction fees	7	1	6	1
Development and maintenance fees	1	1	1	1
Total	100	100	100	100
Operating expenses:
Technology	17	19	17	22
Direct marketing	69	63	68	57
Sales and marketing	25	25	26	26
General and administrative	11	14	13	17
Total	122	121	124	122
Loss from operations	(22)%	(21)%	(24)%	(22)%

Direct marketing (consumer acquisition) metrics and costs and revenue per consumer were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per consumer amounts)	2006	2005	2006	2005

Direct marketing costs	$5,198	$4,365	$15,300	$11,026
Direct marketing costs as a percent of total revenues	69%	63%	68%	57%
Number of consumers	1,514	1,584	4,588	3,995
Direct marketing cost per consumer	$3.43	$2.76	$3.34	$2.76
Total transaction fees per consumer	$4.90	$4.29	$4.89	$4.74

Auto marketplace metrics were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per consumer amounts)	2006	2005	2006	2005

Auto insurance transaction fees	$5,549	$5,509	$17,239	$15,095
Number of consumers	1,359	1,496	4,161	3,667
Transaction fees per consumer	$4.08	$3.68	$4.14	$4.12

Term life marketplace metrics were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per consumer amounts)	2006	2005	2006	2005

Term life insurance transaction fees	$1,310	$1,219	$3,898	$3,616
Number of consumers	70	62	225	239
Transaction fees per consumer	$18.71	$19.66	$17.32	$15.13
Number of closed term life policies	1,381	1,292	4,268	3,647

Definition of terms are as follows:

“Direct marketing costs”	Represents expenses incurred by the company to drive consumer traffic to InsWeb’s online insurance marketplace;

“Number of consumers”	Represents a consumer who has started an InsWeb application;

“Transaction Fee per consumer”	Represents transaction revenue earned per consumer who has started an application.

Revenues

Transaction Fees.  Transaction fees (consisting of lead fees, closed policy fees and sponsored link fees) relating to automobile insurance were $5.5 million and $17.2 million for the three and nine months ended September 30, 2006, respectively, compared to $5.5 million and $15.1 million for the comparable periods in 2005.  The increase for the nine month period was a primarily a result of a 13% increase in auto consumers. Revenue per auto consumer increased to $4.08 and $4.14 for the three and nine months ended September 30, 2006 from $3.68 and $4.12 for the comparable periods in 2005. The increase in the three month period revenue per auto consumer is primarily a result of the launch and expansion of the AgentInsider program over the past year.

Transaction fees (consisting of agency commissions and to a lesser extent lead fees) relating to term life insurance increased to $1.3 million for the three months ended September 30, 2006 from $1.2 million for the same period in 2005. Term life revenues for the nine months ended September 30, 2006 increased to $3.9 million from $3.6 million for the comparable period in 2005. The increases for the three and nine month periods was a result of an increase in closed term life policies.

Operating Expenses

Direct Marketing.  Direct marketing expenses consist of advertising, promotions and fees paid to online companies to drive consumer traffic to the InsWeb online marketplace. InsWeb’s marketing strategy is designed to increase consumer traffic to its website and to drive awareness of its insurance products and services. The Company employs various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to the InsWeb site. Fees related to the Company’s online marketing are expensed in the period the related consumer click-through occurs or in some cases, when the consumer leads are generated. Direct marketing expenses increased to $5.2 million and $15.3 million for the three and nine months ended September 30, 2006, respectively, compared to $4.4 million and $11.0 million in the same periods of 2005. Direct marketing cost per consumer acquired increased to $3.43 and $3.34 for the three and nine months ended September 30, 2006, respectively, compared to $2.76 and $2.76 per acquired consumer for the same period of 2005.   The increase in direct marketing cost per consumer is a result of the highly competitive market for on-line consumers, especially the on-line advertising market. Management expects that for the remainder of 2006, direct marketing costs per consumer acquired will remain at or increase from current levels while the amount of consumer traffic driven to the InsWeb marketplace is expected to decrease due to seasonality and competition with businesses conducting year-end and holiday advertising.

Sales and Marketing.  Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s Insurance Agency operations, which include selling agents, case managers, supervisors and customer service, support and fulfillment groups. Sales and marketing expenses increased to $1.9 million and $5.9 million for the three and nine months ended September 30, 2006, respectively, from $1.7 million and $5.0 million for the comparable periods in 2005. This increase was a result of the expansion of the term life agency and the launch of the AgentInsider program (i.e., sales, customer support and agent marketing costs). Sales and marketing expenses for the remainder of 2006 will decrease as a result of the headcount reduction previously discussed.

Technology.  Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of carrier and partner integration to the InsWeb online insurance marketplace, as well as hosting and supporting the technology needs of the InsWeb site. Technology expenses decreased to $1.3 million and $3.7 million for the three and nine months ended September 30, 2006, respectively, from $1.3 million and $4.1 million for the comparable periods in 2005. Technology expenses will continue to decrease over the remainder of 2006 as a result of the headcount reduction previously discussed.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $829,000 and $3.1 million for the three and nine months ended September 30, 2006 and 2005, respectively from $1.0 million and $3.2 million for the comparable periods in 2005. General and administrative expenses will continue to decrease over the remainder of 2006 as a result of the headcount reduction and other expense reduction initiatives previously discussed.

Interest Income

Interest income was $92,000 and $286,000 for the three and nine months ended September 30, 2006, respectively, and $101,000 and $289,000, respectively, for the comparable period in 2005. Interest income represents interest earned on InsWeb’s short-term investments.

Other Income

Other income was $2,048,000 for the nine months ended September 30, 2006, and represents the gain recorded in connection with the sale of InsWeb Insurance Services’ property and casualty agency book of business. This transaction closed on April 28, 2006.

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

Accrual for Lease Obligations. InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of September 30, 2006, total future obligations for these facilities amounted to $5.6 million; these obligations are offset by total contractual future sublease income of approximately $4.2 million. Substantially all future sublease income is due from a sublessee who is a start-up company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its contractual obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company maintains an accrual for formerly occupied facilities. The remaining accrual for lease obligation of formerly occupied facilities was $1.6 million at September 30, 2006 as compared to an accrual of $1.9 million as of December 31, 2005.

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

Stock-Based Compensation. InsWeb accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” Under the provisions of SFAS No. 123(R), stock-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See additional discussion in Note 3 of the Condensed Consolidated Financial Statements.

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

Liquidity and Capital Resources

At September 30, 2006, InsWeb’s principal source of liquidity and overall cash position was $7.5 million, consisting of cash, cash equivalents and short-term investments, a decrease from $10.3 million at December 31, 2005.  The decrease resulted primarily from the use of $2.8 million of cash in operating activities during the first nine months of 2006. The primary driver that impacts changes in the Company’s overall cash position is its operating loss.

For the nine months ended September 30, 2006, net cash used in operating activities was $2.8 million. The primary components of the use of cash was the net loss of $3.0 million and an increase in accounts receivable of $0.6 million, partially offset by an increase in accounts payable of $0.9 million. The increase in accounts receivable was a result of the revenue growth during the nine month period, with days sales outstanding at 38 days as of September 30, 2006.  The increase in accounts payable was a result of the significant increase in direct marketing activities during the year, increasing consumer traffic to the InsWeb marketplace and a corresponding increase in direct marketing costs.

For the nine months ended September 30, 2006, net cash provided by investing activities was $1.2 million, which primarily consisted of redemptions of short-term investments offset by the purchases of short-term investments. Investing activities will generally fluctuate in conjunction with operating activity needs.

For the nine months ended September 30, 2006, net cash provided by financing activities was $32,000 and was attributable to the shares issued pursuant to the employee stock purchase plan and the exercise of employee stock options.

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

Aggregate contractual cash obligations as of September 30, 2006 are summarized as follows (in thousands):

	Gross lease commitments	Sublease income	Net lease commitment
Three months ending December 31, 2006	$863	$(520)	$343
Year ending December 31, 2007	3,483	(2,100)	1,383
Year ending December 31, 2008	2,936	(1,615)	1,321
Year ending December 31, 2009	1,078	—	1,078
Year ending December 31, 2010	1,078	—	1,078
Thereafter	359	—	359
	$9,797	$(4,235)	$5,562

Our operations to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($5.3 million in 2005 and $8.7 in 2004) and will continue to require capital in the near future. In order to remain competitive, we must continue to make investments which are essential to our ability to operate, including investments in direct marketing, technology, general administration, and the governance and compliance costs required of a public company. We anticipate that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least the next twelve months. Longer-term, if the enhancements to our auto marketplace, including the expansion of our agent network program,  and the growth of our term life agency are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired; or we may be required to delay, reduce, or cease certain operations, any of which could materially harm our business and financial results. Although we do not anticipate the need for additional financing, we nevertheless may require additional funds to meet operating needs. We cannot be certain that additional financing will be available when required, on favorable terms or at all. If we are not successful in raising additional capital as required, we may delay, significantly reduce or cease certain of our operations, which could adversely affect our results of operations and financial position.

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

(b)               There has been no change in our internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.                  EXHIBITS

Exhibit Number	Description of Document

10.22	InsWeb Services Agreement by and between Registrant and NetQuote, Inc., dated as of September 26, 2006.

31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2006	INSWEB CORPORATION

/s/ WILLIAM D. GRIFFIN
William D. Griffin
Chief Financial Officer