Form 10-K
period 2006-12-31
INSWEB CORP
filed 2007-03-30
CIK 1077370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

☒                               Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

or

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2006), as reported on the Nasdaq National Market, was approximately $4,950,000. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of March 2, 2007: 4,120,159

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement for registrant’s 2006 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Form 10-K Report.

INSWEB CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2006

PART I

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our” and “us” refer to InsWeb Corporation and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

Certain information contained in this Annual Report on Form 10-K should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including our ability to generate significant revenues from our core business; our ability to achieve profitability; our reliance on automobile insurance; our ability to expand our operations; our reliance on a limited number of insurance providers for our current revenues; and our success in developing and maintaining cost efficient online relationships to attract consumers to our website. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in “Item 1A Risk Factors” of this report.

The list of factors that may affect future performance and the accuracy of forward-looking statements described in “Item 1A Risk Factors”  of this Report is illustrative, but by no means exhaustive. Additional risk factors may be described from time to time in our future filings with the U.S. Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.

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

•       electronic underwriting and rating;

•       presentation of quotes to the consumer;

•       delivery of leads to participating insurance provider;

•       purchase of the insurance policy;

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

Underwriting.   InsWeb’s software uses criteria set by each participating insurance company to analyze a consumer’s data and determine whether it fits within the insurance company’s targeted risk profile. InsWeb’s system can provide rapid feedback to an insurance company regarding the impact that particular criteria are having on the number of leads being directed to that company, and also permits individual criteria to be easily added or removed. Electronic underwriting eliminates the expense of screening and quoting risks that an insurance company ultimately may not want to accept. Electronic underwriting also ensures that consumers are only presented with quotes from companies who are interested in doing business with them. In addition, InsWeb integrates each of its instant quoting participating insurance companies’ rating criteria into its online marketplace.

Presentation of Quotes.   After a consumer has completed the form for a particular product, the consumer is presented with a “quote pad.” The quote pad contains the logos of insurance providers (either a local agent or an insurance company) who are interested in presenting a quote to the consumer. In some cases the rates charged by the insurance companies will also displayed. When rates are not displayed, the quote pad informs the consumer which insurance providers will present a quote on a delayed basis, either via e-mail or telephone. The response method varies among insurance products and companies.

Delivery of Leads.   InsWeb earns revenues from participating insurance providers based on the delivery of qualified leads. With auto insurance providers (including insurance companies, third party local agent networks and InsWeb’s AgentInsider network, which provides leads directly to local personal lines insurance agents), InsWeb is paid a transaction fee based on the delivery of a lead, whether or not the consumer actually purchases a policy. For auto insurance coverage, qualified leads are produced when a consumer clicks to view insurance company quotes. These leads are produced both for insurance companies providing instant online quotes and for insurance companies and local insurance agents who provide email or other offline quotes. For term life insurance coverage, consumer leads are sent to InsWeb’s licensed subsidiary, InsWeb Insurance Services, Inc., which earns a commission when a policy is sold.

Purchase of Policy.   After InsWeb generates and delivers a qualified lead, insurance providers may respond directly to the interested consumer by e-mail or telephone to close the purchase of the policy or direct the lead to an agent for follow-up. The delivery of a qualified lead to the insurance company or local agent does not require further involvement by InsWeb, although InsWeb monitors insurance company responses and works with companies and agents to ensure that they are responding to leads generated from the online insurance marketplace in a timely fashion. In connection with InsWeb’s term life insurance marketplace, InsWeb performs closing services, through InsWeb’s Term Life Agency, for most of its participating insurance companies. These closing services include advising consumers about coverage options, confirming consumer information, selling the policy and taking a premium deposit.

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

•       glossaries of insurance-related terms; and

•       toll-free phone service.

Insurance Products

Insurance companies participating in InsWeb’s online insurance marketplace currently offer automobile, homeowners and term life insurance. In addition, InsWeb has contractual relationships with third-party providers for renters, condominium insurance, home warranty, RV, motorcycle, critical illness and health insurance.

Automobile Insurance.   Automobile insurance comprises the largest segment of the consumer insurance market, and, to date, has accounted for most of the consumer traffic on InsWeb’s online marketplace, and a majority of its revenues. At December 31, 2006, InsWeb’s online marketplace offered quotes or web-sponsored links to consumers in all 50 states, plus the District of Columbia.

Term Life Insurance.   At December 31, 2006, the InsWeb online marketplace offered comparative quotes for term life insurance from 10 companies in all 50 states, plus the District of Columbia.

Other Products.   InsWeb’s online marketplace also allows consumers to shop for homeowners, renters and condominium insurance, as well as home warranty, motorcycle and RV insurance, and health and critical illness insurance in certain states. At present, the InsWeb online marketplace does not offer multiple quotes with respect to these types of insurance; instead, consumers seeking quotes for these products are linked to a single insurance company for each product in the states in which it is available.

Insurance Company Relationships

InsWeb believes that establishing long-term relationships with reputable insurance companies is essential to its ability to offer a desirable insurance marketplace on its website. InsWeb’s focus is to maintain and expand the product offerings available on the online marketplace by selling InsWeb’s services to new companies and expanding InsWeb’s relationship with participating insurance companies. At December 31, 2006, InsWeb had relationships with 35 insurance companies for automobile, homeowners and term life insurance, including many large companies with established brand names that InsWeb believes are attractive to consumers.

Insurance Agent Network

In 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Prior to September 2005, the agent network program was conducted exclusively through an intermediary, NetQuote, Inc. During the years ended December 31, 2006, 2005 and 2004, NetQuote, Inc. represented 19%, 29% and 8% of auto transaction fees, respectively. With the launch of InsWeb’s proprietary agent network offering (“AgentInsider”) in September 2005, the Company began selling leads directly to local insurance agents. Through AgentInsider, insurance agents can bid for participation in InsWeb’s marketplace of automobile and homeowners insurance consumers. In addition, InsWeb has also entered into agreements with several large insurance companies to allow their companies’ agents to participate in AgentInsider without bidding. Whether the lead is obtained by the agent through bidding or participating through a sponsoring insurance company, InsWeb is paid a fee for each consumer lead sent to an agent. As of December 31, 2006, 2,400 local personal lines insurance agents were actively purchasing consumer leads through AgentInsider, representing 17% of auto transaction fees.

Marketing and Sales

InsWeb’s marketing program consists of a two-pronged effort, with substantial resources directed both at attracting increased consumer traffic to the InsWeb website, and building and expanding relationships with participating insurance companies and with local personal lines insurance agents. InsWeb believes that increased traffic will encourage insurance providers to develop and expand their relationship with InsWeb, and that enhancing the comparative shopping opportunities available through increased insurance provider participation will drive further increases in consumer traffic.

Consumer Marketing

InsWeb’s marketing strategy is designed to cost effectively increase consumer traffic to its website and to drive awareness of its insurance products and services. The Company employs various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to its site.

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

Online Relationships.   InsWeb seeks out relationships with companies whose websites feature a high volume of traffic or a substantive focus that is related to the purchase of insurance coverage, such as sites related to automobiles, homes or personal finances. Agreements with these online companies typically provide that InsWeb pay the online company a transaction fee (based on click-throughs or consumer leads) and in very limited cases, a fixed fee. Online companies integrate links into their websites connecting to InsWeb’s marketplace. InsWeb provides functionality to further integrate with online companies and, in some cases, provides co-branding functionality whereby the online company’s logo is presented on the InsWeb marketplace to those consumers directed to InsWeb’s marketplace from a company’s site. Many of InsWeb’s online advertising and marketing agreements have a 30 to 90 day term, with either party having a right to terminate the agreement on 7 days notice.

Traditional Consumer Marketing.   Currently, InsWeb’s consumer marketing is focused on online marketing efforts. However, in the past, InsWeb has engaged in traditional advertising, including radio, television and print advertising, and may do so again in the future.

Local Insurance Agent Marketing and Acquisition

InsWeb’s local agent sales and marketing efforts seek to identify personal line insurance agents interested in participating in the AgentInsider program through direct mail, email and telephone solicitation, referrals from other local agents and general advertising. In addition, sales efforts are directed toward signing carrier sponsored agreements, whereby insurance carriers promote and market the AgentInsider program to their participating local agents. At December 31, 2006, the Company had five major insurance carriers who have contracted to promote or sponsor AgentInsider for their local agents.

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

Site Operations

InsWeb’s hardware servers, storage systems, Internet connections, back-up strategies and network are designed to allow its online marketplace to operate continuously. InsWeb’s main Web servers are located at its headquarters facility in Gold River, California. InsWeb uses a number of internally-developed and third-party software products to monitor the performance and availability of its website and core products. InsWeb continuously monitors consumer traffic, response times and capacity to ensure a high quality of service for consumers and insurance companies. InsWeb maintains a disaster recovery site in the Sacramento, California area to facilitate the operation of its online marketplace in case of a failure at its main facility.

Product Development

InsWeb devotes resources to improving the structure of its products and delivering additional tools that allow insurance providers to effectively reach consumers. InsWeb generally follows a monthly release schedule for new versions of its online user interface, which may incorporate technology advances, new product features and improvements in consumer interactivity. InsWeb also invests in refining its online consumer tools and research materials, as well as developing new support products. InsWeb continues to research new methods of designing more useful insurance-related material and presenting it to the consumer in a more meaningful context.

InsWeb’s technology expenses were approximately $4.5 million in 2006, $5.4 million in 2005, and $5.4 million in 2004.

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

Intellectual Property

InsWeb regards its intellectual property as critical to its success, and relies upon trademark, copyright and trade secrets laws in the United States and other jurisdictions to protect its proprietary rights. The INSWEB mark has been registered in the United States, France, Germany, South Korea, Japan and the United Kingdom, and many other countries. Other U.S. and worldwide trademark applications and registrations include, but are not limited to, AgentInsider, AgentInsider.com, InsWeb.com, Where You and Your Insurance Really Click, and Lower Your Insurance Costs, Not Your Expectations. InsWeb has applied for various patents on its core technology and related patentable subject matter; and two patents have been issued. InsWeb’s pending trademark registrations and patent applications may not be approved or granted; or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in some foreign countries. InsWeb also seeks to protect its proprietary rights through physical and technological security measures, and through the use of confidentiality or license agreements with its business partners, employees, consultants, advisors and others. Despite InsWeb’s efforts to protect its proprietary rights from unauthorized use or disclosure, employees, consultants, advisors or others may not maintain the confidentiality of InsWeb’s proprietary information, and this proprietary information may otherwise become known, or be independently developed, by competitors. The steps InsWeb has taken may not prevent misappropriation of its proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States.

InsWeb licenses its trademarks and similar proprietary rights to third parties. While InsWeb attempts to ensure that the quality of its brand is maintained by these companies, they may take actions that could harm the value of InsWeb’s proprietary rights or the reputation of InsWeb or its services.

InsWeb may receive notice of claims of infringement of other parties’ proprietary rights or claims that its own patents or other intellectual property rights are invalid. In the past, InsWeb has been subject to infringement claims in the ordinary course of its business, including claims of alleged infringement of the trademark rights of third parties by InsWeb and the companies with which it does business. Any of these claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention and resources or require InsWeb to enter into royalty or licensing agreements. Licenses may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm InsWeb’s business.

Employees

As of December 31, 2006, InsWeb had 95 full-time employees. InsWeb has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. InsWeb considers its relations with its employees to be good. InsWeb believes that its future success will depend in part on the continued service of its senior management and key technical personnel and its ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in InsWeb’s industry and geographical location is intense. InsWeb may not continue to be successful in attracting and retaining a sufficient number of qualified personnel to conduct its business in the future.

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

Available Information

For further discussion concerning our business, see the information included in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Item 8 (“Financial Statements and Supplementary Data”) of this report.

We make available free of charge through our Web site at www.insweb.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, if applicable, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Item 1A. Risk Factors.

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the beginning of Item 1 of this Report.

We have a history of losses and we may not achieve or maintain profitability

We have incurred operating losses of $5.8 million in 2006, $6.3 million in 2005, and $9.2 million in 2004. As of December 31, 2006, our accumulated deficit was $192.0 million. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability or if our profitability is delayed we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

If we are unable to achieve cash flow breakeven or to generate working capital that may be required in the future, our ability to operate could suffer or cease

Our operating activities to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($3.6 million in 2006, $5.3 million in 2005, and $8.7 million in 2004) and may continue to require capital in the future. At December 31, 2006, we had $6.8 million in cash and cash equivalents. In order to remain competitive, we must continue to make investments essential to our ability to operate, including in particular, investments in direct consumer marketing. In addition, we will continue to face the costs of being a public company. In the event that we are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

Our business is difficult to evaluate because our market is evolving rapidly and our business model is unpredictable

An evaluation of our future prospects is very difficult. An investor in our common stock must consider the uncertainties in relatively new and rapidly evolving markets. These uncertainties include:

•       an evolving and unpredictable business model, which makes prediction of future results uncertain and an investment in our common stock highly speculative;

•       the development of comparable services by competitors, which may reduce our market share;

•       our ability to retain key employees; and

•       our reliance on key insurance providers and ability to retain insurance providers.

Our business strategy may not be successful and we may not be able to successfully address these uncertainties. Moreover, our ability to take the foregoing steps may be hampered by our limited financial resources should we fail to rapidly increase revenues or should increased revenues be more than offset by increased operating expenses.

Our future revenues are unpredictable and our operating results are likely to fluctuate from quarter to quarter

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

•       Use of the Internet by consumers may fluctuate due to seasonal factors or other uncontrollable factors affecting consumer behavior;

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 76% of our transaction revenues in 2006, approximately 79% in 2005 and approximately 77% in 2004. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

We are exposed to increased costs and risks associated with complying with the increasing regulation of corporate governance and disclosure standards

We have spent a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. We have commenced documenting our internal control systems and procedures and will need to consider improvements that may be necessary in order for us to comply with the requirements of Section 404 (the current requirement is for management’s assessment by year end 2007 and for the independent registered public accounting firm audit of management’s assessment to be completed by year end 2008). This process may require us to hire additional personnel and outside advisory services and will result in significant additional accounting and legal expenses. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and we may be unsuccessful in obtaining an unqualified report on our assessment of, and/or the effectiveness of, our internal controls over financial reporting from our independent auditors. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer or chief financial officer determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Our facilities and systems are vulnerable to natural disasters and other unexpected losses, and we may not have adequate insurance to cover such losses

Our computer hardware operations are located in leased facilities in Gold River, California. If this location experienced a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, power loss, telecommunications failures, break-ins, natural disasters and similar events. If we seek to replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

We rely on the services of our executive officers and other key personnel, whose knowledge of our business and the insurance industry and technical expertise would be extremely difficult to replace

Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, Chairman of our Board and Chief Executive Officer, and the loss of the services of any of our executive officers or other key employees could harm our business. We have no long-term employment agreements with any of our key personnel, although William D. Griffin, our Chief Financial Officer, and L. Eric Loewe, our Senior Vice President and General Counsel, and certain other key employees are entitled to certain severance benefits should their employment be involuntarily terminated. We maintain a $2 million life insurance policy on Mr. Enan that names InsWeb as the beneficiary, but we maintain no similar insurance on any of our other key employees. InsWeb has granted stock options as incentives to executive officers, new employees and certain other key personnel. As the value of these incentives is highly dependent on an increase in the market price of our common stock, we may be unable to retain such key employees, nor retain or recruit other officers and key employees in the future.

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

One of the vacated office leases is for a 65,000 square foot building in Redwood City, California. Under the terms of the sublease of this facility, as amended, the sublessee is obligated to rent the entire facility for the duration of the InsWeb lease (through September 2008) and to pay all rent and operating expenses otherwise payable by InsWeb directly to the landlord. However, the sublessee is a technology company with limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other contractual lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

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

Item 4. Submission of Matters to a Vote of Security Holders.

InsWeb did not submit any matters to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

InsWeb’s common stock is quoted on the Nasdaq National Market under the symbol “INSW.” As of December 31, 2006, there were approximately 2,000 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of InsWeb’s common stock as reported on the Nasdaq National Market:

	Price Range Quarter Ended
	High	Low
2006
December 31, 2006	$3.74	$2.03
September 30, 2006	$2.88	$1.65
June 30, 2006	$3.25	$2.04
March 31, 2006	$3.86	$2.12
2005
December 31, 2005	$4.30	$2.65
September 30, 2005	$4.60	$2.85
June 30, 2005	$3.85	$2.51
March 31, 2005	$3.90	$2.57

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

(in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004	2003	2002
Revenues:
Transaction fees	$28,161	$24,650	$13,987	$23,192	$24,107
Development and maintenance fees	340	365	673	939	1,448
Total revenues	28,501	25,015	14,660	24,131	25,555
Operating expenses:
Direct marketing	18,576	15,207	8,327	8,916	10,985
Sales and marketing	7,512	6,770	5,541	7,095	7,344
Technology	4,459	5,354	5,416	9,014	10,322
General and administrative	3,799	4,023	4,544	5,883	6,850
Impairment of long-lived assets(1)	—	—	—	214	3,707
Restructuring and other charges(2)	—	—	—	—	1,800
Total operating expenses	34,346	31,354	23,828	31,122	41,008
Loss from operations	(5,845)	(6,339)	(9,168)	(6,991)	(15,453)
Interest expense	—	—	—	(86)	(465)
Interest and other income, net(3)	2,475	398	235	8,123	11,340
Net income (loss)	$(3,370)	$(5,941)	$(8,933)	$1,046	$(4,578)
Net income (loss) per share:
Basic	$(0.82)	$(1.40)	$(1.90)	$0.21	$(0.65)
Diluted	$(0.82)	$(1.40)	$(1.90)	$0.20	$(0.65)
Shares used in computing net income (loss) per share:
Basic	4,092	4,234	4,711	5,030	7,035
Diluted	4,092	4,234	4,711	5,283	7,035

(1)          Represents the write-down of long-lived assets related to the acquisition of certain assets of Intuit Insurance Services, Inc.

(2)          Represents charges recorded pursuant to InsWeb’s restructuring plan and related vacated facilities.

(3)          In 2003, the Company sold its interest in Finance All K.K. and recognized a gain of $6.8 million. Also in 2003, InsWeb and eHealthInsurance.com agreed to settle ongoing litigation in the U.S. District Court for Northern California, and eHealthInsurance agreed to pay InsWeb $800,000 for the services performed by InsWeb prior to the termination of the marketing agreement. In 2002, InsWeb recognized a gain of $10.6 million from the renegotiation and amendment of the obligations under a license and distribution agreement, which was originally entered into in 2001 in connection with the purchase of certain assets of Intuit Insurance Services, Inc.

CONSOLIDATED BALANCE SHEET DATA:

(in thousands)

	As of December 31,
	2006	2005	2004	2003	2002
Cash and cash equivalents	$6,750	$9,073	$9,334	$15,223	$12,382
Short-term investments	—	1,233	8,145	10,868	16,541
Working capital	4,787	7,271	14,451	22,279	21,787
Total assets	10,456	14,018	20,475	29,882	37,692
Total stockholders’ equity	5,291	8,141	15,715	24,279	27,088

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

In 2004, InsWeb launched its term life agency business in an effort to increase revenue per consumer within the term life marketplace. The conversion from a lead-based revenue model to a commission-based revenue model resulted in a delay in revenue recognition, as it typically takes 90 to 120 days to complete the sales process for a term life policy. At the time the term life agency business was launched, the Company was uncertain whether the transaction data available was sufficient to reliably estimate cancellations for purposes of satisfying the criteria in Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” for service transactions subject to customer cancellation privileges. Accordingly, during the initial deployment period of the commission-based model, the Company recognized commission revenue on a ratable basis over the initial term of the related policy as the cancellation privileges expired. Based on term life agency activity and cancellation data accumulated since the launch, management determined in early 2005 that it was appropriate to use the historical cancellation rate to estimate a cancellation allowance for term life agency transactions and the Company, therefore, now recognizes revenue from its term life agency business when commissions are earned, net of an estimate for future cancellations based on its historical cancellation rate.

Also in 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Prior to September 2005, the agent network program was conducted exclusively through an intermediary, NetQuote, Inc. During the year ended December 31, 2006, NetQuote represented 19% of auto transaction fees, compared to 29% and 8% during the years ended December 31, 2005 and 2004, respectively.

To lessen InsWeb’s reliance on this intermediary, and to maximize its revenue potential, InsWeb launched a proprietary agent network program (“AgentInsider”) to provide leads directly to local insurance agents who have registered with InsWeb. AgentInsider was launched in September 2005 and complements the offering of our intermediary. As of December 31, 2006, 2,400 local personal lines insurance agents were actively purchasing consumer leads through AgentInsider, representing 17% of auto transaction fees. We expect that the agent network program, both through the intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees.

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 76% of our transaction revenues in 2006, approximately 79% in 2005 and approximately 77% in 2004. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

InsWeb has been dependent on a limited number of insurance companies for a majority of its automobile insurance transaction fee revenues, although recent expansion of InsWeb’s offering has reduced that dependency to some extent. Revenues from NetQuote accounted for approximately 17% of InsWeb’s total revenues for the year ended December 31, 2006, and approximately 27% of InsWeb’s total revenues for the year ended December 31, 2005. Revenues from Progressive accounted for approximately 10% of InsWeb’s revenues for the year ended December 31, 2004.

InsWeb has incurred operating losses of $5.8 million in 2006, $6.3 million in 2005, and $9.2 million in 2004, and as of December 31, 2006, our accumulated deficit was $192.0 million. In addition, InsWeb’s operating activities to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($3.6 million in 2006, $5.3 million in 2005, and $8.7 million in 2004) and may continue to require capital in the near future. At December 31, 2006, InsWeb had $6.8 million in cash and cash equivalents. The losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, among other things. As a result, InsWeb may incur operating losses during 2007. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

Results of Operations

The following table sets forth statement of operations data with the respective percentage change from the prior year:

	Year ended December 31,			Percentage Change from Prior Year
	2006	2005	2004	2006	2005
Revenues:
Transaction fees:
Auto insurance	$21,426	$19,556	$10,705	10%	83%
Term life insurance	5,108	4,745	3,021	8%	57%
Other insurance offerings	1,627	349	261	366%	34%
	28,161	24,650	13,987	14%	76%
Development and maintenance fees	340	365	673	(7)%	(46)%
Total revenues	28,501	25,015	14,660	14%	71%
Operating expenses:
Direct marketing	18,576	15,207	8,327	22%	83%
Sales and marketing	7,512	6,770	5,541	11%	22%
Technology	4,459	5,354	5,416	(17)%	(1)%
General and administrative	3,799	4,023	4,544	(6)%	(11)%
Total operating expenses	34,346	31,354	23,828	10%	32%
Loss from operations	$(5,845)	$(6,339)	$(9,168)	(8)%	(31)%

The following table sets forth statement of operations data as a percentage of total revenues:

	Year ended December 31,
	2006	2005	2004
Revenues:
Transaction fees:
Auto insurance	75.2%	78.2%	73.0%
Term life insurance	17.9%	19.0%	20.6%
Other insurance	5.7%	1.3%	1.8%
Development and maintenance fees	1.2%	1.5%	4.6%
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct marketing	65.2%	60.8%	56.8%
Sales and marketing	26.4%	27.1%	37.8%
Technology	15.7%	21.4%	36.9%
General and administrative	13.2%	16.0%	31.0%
Total operating expenses	120.5%	125.3%	162.5%
Loss from operations	(20.5)%	(25.3)%	(62.5)%

Revenues

Auto insurance marketplace metrics were as follows:

	Year ended December 31,			Percentage Change from Prior Year
(In thousands, except per consumer amounts)	2006	2005	2004	2006	2005
Auto insurance transaction revenues	$21,426	$19,556	$10,705	10%	83%
Number of consumers	5,064	4,846	2,370	4%	104%
Auto insurance transaction fees per consumer	$4.23	$4.04	$4.52	5%	(11%)

Term life marketplace metrics were as follows:

	Year ended December 31,			Percentage Change from Prior Year
(In thousands, except per consumer and per policy amounts)	2006	2005	2004	2006	2005
Term life insurance transaction revenues	$5,108	$4,745	$3,021	8%	57%
Number of consumers	287	306	325	(6)%	(6)%
Term life insurance transaction fees per consumer	$17.80	$15.51	$9.30	15%	67%
Number of closed term life policies	5,444	4,929	0	10%	n/m
Term life insurance transaction fees per closed term life policy	$938	$958	$0	(2)%	n/m

Definitions:

“Number of consumers”	Represents a consumer who has started an InsWeb application;
“Transaction fees per consumer”	Represents transaction revenue earned per consumer who has started an application.

Transaction Fees.   Automobile insurance transaction fees (consisting of lead fees, commissions and Sponsored Web Link fees) increased to $21.4 million in 2006 from $19.6 million in 2005. The 10% increase in transaction fees was attributable to a 4% increase in the number of consumers shopping for automobile insurance on the InsWeb platform in 2006 compared to 2005 and a 5% increase in the revenue earned per consumer in 2006 compared to 2005. Automobile insurance transaction fees increased to $19.6 million in 2005 from $10.7 million in 2004. The 83% increase in transaction fees was primarily attributable to a 104% increase in the number of consumers shopping for automobile insurance on the InsWeb platform in 2005 compared to 2004 as InsWeb significantly increased its consumer marketing efforts. Revenue per auto consumer decreased to $4.04 in 2005 from $4.52 in 2004 primarily as a result of a lower rate of conversion of consumers who start an application and ultimately purchase a policy, as well as the transition from our third party intermediary agent network to our proprietary agent network, AgentInsider, which was launched in September 2005.

Management expects revenue per auto consumer to increase throughout 2007 as AgentInsider expands with the addition of local insurance agents, and the expansion of the Sponsored Web Link program.

Term life insurance transaction fees (consisting primarily of agency commissions and a limited amount of lead fees) increased 8% to $5.1 million in 2006 from $4.7 million in 2005. The increase in revenues was attributable to the 10% increase in the number of closed term life policies. Revenue per term life consumer increased to $17.80 in 2006, compared to $15.51 in 2005. Term life insurance transaction fees increased 57%

to $4.7 million in 2005 from $3.0 million in 2004. The increase in revenues reflected the completed transition of our term life agency to a commission-based revenue model, as discussed above. Revenue per term life consumer increased to $15.51 in 2005, compared to $9.30 in 2004.

For 2007, management expects revenue per term life consumer to continue at approximately 2006 levels.

Other insurance transaction fees (consisting primarily of homeowners insurance lead fees) increased 366% to $1.6 million in 2006 from $0.3 million in 2005. The increase in revenues was attributable to launch of our local agent network program, AgentInsider, and the related marketing efforts to drive homeowners insurance consumers to the InsWeb marketplace. Other insurance transaction fees were $0.3 million in both 2005 and 2004. Management expects revenue from the homeowners insurance marketplace to increase throughout 2007 as AgentInsider expands with the addition of local insurance agents.

Development and Maintenance Fees.   Development and maintenance fees accounted for $0.3 million, or 1.2% of total revenues in 2006, compared to $0.4 million, or 1.5%, of total revenues in 2005, and $0.7 million, or 4.6%, in 2004.

Operating Expenses

	Year ended December 31,			Percentage Change from Prior Year
	2006	2005	2004	2006	2005
Operating expenses:
Direct marketing	$18,576	$15,207	$8,327	22%	83%
Sales and marketing	7,512	6,770	5,541	11%	22%
Technology	4,459	5,354	5,416	(17)%	(1)%
General and administrative	3,799	4,023	4,544	(6)%	(11)%

Direct marketing (consumer acquisition) metrics and costs were as follows:

	Year ended December 31,			Percentage Change from Prior Year
(In thousands, except percentages and per consumer amounts)	2006	2005	2004	2006	2005
Direct marketing costs	$18,576	$15,207	$8,327	22%	83%
Direct marketing costs as a percent of transaction fees	66%	62%	60%	6%	3%
Number of consumers	5,609	5,267	2,822	6%	87%
Direct marketing cost per consumer	$3.31	$2.89	$2.95	15%	(2)%
Transaction fees per consumer	$5.02	$4.68	$4.96	7%	(6)%

Direct Marketing.   Direct marketing expenses consist of advertising, promotions and fees paid to online companies to drive consumer traffic to the InsWeb online marketplace. InsWeb’s marketing strategy is designed to increase consumer traffic to its website and to drive awareness of its insurance products and services. The Company employs various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to the InsWeb site. Fees related to the Company’s online marketing are expensed in the period the related consumer click-through occurs or in some cases, when the consumer leads are generated. Direct marketing expenses increased 22% to $18.6 million in 2006, compared to $15.2 million in 2005. This increase in spending resulted in a 6% increase in consumer traffic, compared to 2005 levels. Direct marketing expense as a percent of transaction revenues was 66% in 2006, compared to 62% in 2005. Direct marketing expenses increased 83% to

$15.2 million in 2005, compared to $8.3 million in 2004. This increase in spending drove an 87% increase in consumer traffic, compared to 2004 levels. Direct marketing expense as a percent of transaction revenues was 62% in 2005, compared to 60% in 2004.

The Company expects that for 2007, direct marketing costs per consumer acquired, will remain at approximately 2006 levels; and while the amount of consumer traffic driven to the InsWeb marketplace is expected to fluctuate during the year due to seasonality and the competitive environment for online consumers, we expect that overall consumer traffic for 2007 will be comparable to 2006 levels.

Sales and Marketing.   Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s insurance agency operations, which includes selling agents, underwriters, supervisors and customer service groups. Sales and marketing expenses increased to $7.5 million in 2005 from $6.8 million in 2005, an 11% increase. This increase was a result of the expansion of the term life agency and the launch of the AgentInsider program (sales, customer support and agent marketing costs). Sales and marketing expenses increased to $6.8 million in 2005 from $5.5 million in 2004, a 22% increase. This increase was a result of the expansion of the term life agency and the launch of the AgentInsider program (sales, customer support and agent marketing costs). Sales and marketing expenses in 2007 are expected to remain at levels comparable to 2006.

Technology.   Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of carrier integration to the InsWeb online insurance marketplace. Technology expenses decreased to $4.4 million in 2006 from $5.4 million in both 2005 and 2004. This decrease was primarily due to a significant reduction in headcount completed in September 2006 related to the conclusion of various major technology initiatives. Technology expenses in 2007 are expected decline in comparison to 2006.

General and Administrative.   General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $3.8 million in 2006 from $4.0 million in 2005 and $4.5 million in 2004. The decreases were primarily due to reductions in headcount. General and administrative expenses in 2007 are expected decline in comparison to 2006.

Interest and Other Income, Net

Interest and other income for 2006 was $2.5 million compared to $0.4 million in 2005. Included in other income was $2.0 million representing the gain recorded in connection with the sale of InsWeb Insurance Services’ property and casualty agency book of business. This transaction closed on April 28, 2006. Interest income represents income earned on InsWeb’s short-term investments. Interest and other income for 2005 was $0.4 million compared to $0.2 million in 2004.

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

Accrual for Lease Obligations.   InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of December 31, 2006, total future obligations for these facilities amounted to $4.4 million; these obligations are offset by total contractual future sublease income of approximately $3.7 million. Substantially all future sublease income is due from a sublessee that is a technology company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its contractual obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company maintains an accrual for formerly occupied facilities. The remaining accrual for lease obligations of formerly occupied facilities was $1.6 million at December 31, 2006, compared to $1.9 million at December 31, 2005. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

Contingencies.   As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements in Part I of this report, a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering. Although some claims against InsWeb in this class action have been dismissed and a settlement of these proceedings has been proposed and conditionally accepted, InsWeb cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in this action. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Stock-Based Compensation.   InsWeb accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Under the provisions of SFAS No. 123(R), stock-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See additional discussion in Note 3 of the Notes to Consolidated Financial Statements.

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

The carrying value of our deferred tax assets, which was approximately $76 million at December 31, 2006, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets for continuing operations to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable. In addition, InsWeb’s ability to utilize its net operating loss carry forwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may significantly limit, on an annual basis, InsWeb’s future use of its net operating loss carry forwards. The amount, if any, of such limitations has not yet been determined.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Cash used in operating activities	$(3,560)	$(5,342)	$(8,722)
Cash provided by investing activities	1,159	6,791	2,548
Cash (used in) provided by financing activities	78	(1,710)	285

At December 31, 2006, InsWeb’s principal source of liquidity was $6.8 million in cash and cash equivalents. Since inception, InsWeb has financed its operations primarily through the sale of preferred and common stock.

In 2006, net cash used in operating activities primarily consisted of InsWeb’s net loss, offset by non-cash share-based compensation of $0.4 million and depreciation of property and equipment of $0.2 million. An increase in accounts receivable and reductions in accounts payable and accrued expenses increased the cash used by operations. In 2005, net cash used in operating activities primarily consisted of InsWeb’s net loss, offset by non-cash depreciation and amortization of $0.5 million. Cash used in operations in 2005 was reduced by an increase in accounts receivable and accrued expenses, partially offset by an increase in accounts payable. In 2004, net cash used in operating activities primarily consisted of InsWeb’s net loss, partially offset by depreciation and amortization of $0.8 million. A decrease in accrued expenses, offset by an increase in accounts payable affected cash used in operations in 2004.

Net cash provided by investing activities in 2006 resulted primarily from redemptions of short-term investments of $1.5 million. Net cash provided by investing activities in 2005 primarily consisted of net maturities of short-term investments of $6.9 million. Net cash provided by investing activities in 2004 primarily consisted of net maturities of short-term investments of $2.7 million.

Net cash provided by financing activities in 2006 resulted primarily from the proceeds from the issuance of common stock through employee stock plans. Net cash used in financing activities in 2005 resulted primarily from the repurchase of common stock for $1.7 million. Net cash provided by financing activities in 2004 primarily represented proceeds from issuance of common stock through employee stock plans of $0.4 million, partially offset by repayment of debt of $0.1 million.

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

Aggregate contractual cash obligations, net of contractual sublease income, as of December 31, 2006 is summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2007	$3,483	$(2,100)	$1,383
2008	2,936	(1,615)	1,321
2009	1,078	—	1,078
2010	1,078	—	1,078
2011	359	—	359
Thereafter	—	—	—
	$8,934	$(3,715)	$5,219

InsWeb subleases portions of the property InsWeb formerly occupied as its headquarters in Redwood City. Under the terms of the sublease, as amended, the sublessee is obligated to rent the entire facility for the duration of InsWeb’s lease (through September 2008) and to pay all rent and operating expenses otherwise payable by InsWeb directly to the landlord. Therefore, the sublease results in a reduction in InsWeb’s contractual lease commitments by $3.5 million, through the remainder of the lease. However, the sublessee is a technology company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its contractual obligations under the sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

InsWeb currently anticipates that its cash and cash equivalents will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Although InsWeb does not anticipate the need for additional financing, InsWeb nevertheless may require additional funds to meet operating needs, or to expand its business internally or through acquisition. InsWeb cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, its business could be materially harmed. If additional funds were raised through the issuance of equity securities, the percentage ownership of InsWeb’s then-current stockholders would be reduced.

Recently Issued Accounting Standards

Financial Accounting Standards Board Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. As such, InsWeb is required to adopt FIN 48 in the first quarter of 2007. InsWeb is evaluating what the impact the adoption of FIN 48 will have on its financial statements.

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

The table below represents carrying amounts and related weighted average interest rates of InsWeb’s investment portfolio at December 31, 2006 (in thousands, except interest rates):

Cash equivalents	$4,666
Average interest rate	5.3%
Short-term investments	—
Average interest rate	—
Total investment securities	$4,666
Average interest rate	5.3%

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages xx to xx.

INSWEB CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of InsWeb Corporation

We have audited the accompanying consolidated balance sheets of InsWeb Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InsWeb Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 2006, the Company changed its method of accounting for share-based payments in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment.”

/s/ ERNST & YOUNG LLP
Sacramento, California
March 20, 2007

INSWEB CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$6,750	$9,073
Short-term investments	—	1,233
Accounts receivable, net of allowances of $12 at 2006 and $36 at 2005	2,804	2,297
Prepaid expenses and other current assets	398	545
Total current assets	9,952	13,148
Property and equipment	389	524
Other assets	115	346
Total assets	$10,456	$14,018
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,248	$2,655
Accrued expenses	2,672	3,094
Deferred revenue	245	128
Total current liabilities	5,165	5,877
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2006 and 2005	—	—
Common stock, $0.001 par value. Authorized: 25,000 shares; 7,338 shares issued and 4,114 shares outstanding at 2006, and 7,301 shares issued and 4,077 outstanding at 2005	7	7
Paid-in capital	203,578	203,059
Treasury stock, 3,224 shares at 2006 and 2005	(6,334)	(6,334)
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(191,960)	(188,590)
Total stockholders’ equity	5,291	8,141
Total liabilities and stockholders’ equity	$10,456	$14,018

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Transaction fees	$28,161	$24,650	$13,987
Development and maintenance fees	340	365	673
Total revenues	28,501	25,015	14,660
Operating expenses:
Technology	4,459	5,354	5,416
Sales and marketing	26,088	21,977	13,868
General and administrative	3,799	4,023	4,544
Total operating expenses	34,346	31,354	23,828
Loss from operations	(5,845)	(6,339)	(9,168)
Interest and other income, net	2,475	398	235
Net loss	$(3,370)	$(5,941)	$(8,933)
Net loss per share:
Basic	$(0.82)	$(1.40)	$(1.90)
Diluted	$(0.82)	$(1.40)	$(1.90)
Shares used in computing net loss per share:
Basic	4,092	4,234	4,711
Diluted	4,092	4,234	4,711

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2006, 2005 and 2004
(Amounts in thousands, except per share amounts)

						Accumulated
						Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balances, December 31, 2003	7,113	$7	$202,584	(2,468)	$(4,596)	$—	$(173,716)	$24,279
Issuance of shares through employee stock purchase plan and stock option plan	144	—	377	—	—	—	—	377
Comprehensive loss:
Change in unrealized loss on investments	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(8,933)	(8,933)
Comprehensive loss	—	—	—	—	—	—	—	(8,941)
Balances, December 31, 2004	7,257	7	202,961	(2,468)	(4,596)	(8)	(182,649)	15,715
Issuance of shares through employee stock purchase plan and stock option plan	44	—	98	—	—	—	—	98
Shares repurchased	—	—	—	(756)	(1,738)	—	—	(1,738)
Comprehensive loss:
Change in unrealized gain on investments	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(5,941)	(5,941)
Comprehensive loss	—	—	—	—	—	—	—	(5,934)
Balances, December 31, 2005	7,301	7	203,059	(3,224)	(6,334)	(1)	(188,590)	8,141
Issuance of shares through employee stock purchase plan and stock option plan	37	—	88	—	—	—	—	88
Share-based compensation expense	—	—	431	—	—	—	—	431
Comprehensive loss:
Change in unrealized gain on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(3,370)	(3,370)
Comprehensive loss	—	—	—	—	—	—	—	(3,369)
Balances, December 31, 2006	7,338	$7	$203,578	(3,224)	$(6,334)	$—	$(191,960)	$5,291

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(3,370)	$(5,941)	$(8,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation.	431	—	—
Other income	—	—	70
Depreciation and amortization	210	534	831
Net changes in operating assets and liabilities:
Accounts receivable	(507)	(1,272)	(19)
Prepaid expenses and other current assets	147	162	78
Other assets	231	(12)	48
Accounts payable	(407)	1,407	724
Accrued expenses	(412)	(292)	(1,302)
Deferred revenue	117	72	(219)
Net cash used in operating activities	(3,560)	(5,342)	(8,722)
Cash flows from investing activities:
Redemptions of short-term investments	1,462	13,718	30,995
Purchases of short-term investments	(228)	(6,799)	(28,305)
Purchases of property and equipment	(75)	(128)	(142)
Net cash provided by investing activities	1,159	6,791	2,548
Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	88	98	402
Repurchases of common stock	—	(1,738)	—
Repayment of debt	(10)	(70)	(117)
Net cash provided by (used in) financing activities	78	(1,710)	285
Net decrease in cash and cash equivalents	(2,323)	(261)	(5,889)
Cash and cash equivalents, beginning of year	9,073	9,334	15,223
Cash and cash equivalents, end of year	$6,750	$9,073	$9,334

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

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned, generally, from the delivery of a lead to a participating insurance provider or local agent. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, the consumer will complete the third party company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

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

InsWeb has incurred operating losses of $5.8 million in 2006, $6.3 million in 2005, and $9.2 million in 2004, and as of December 31, 2006, our accumulated deficit was $192.0 million. In addition, InsWeb’s operating activities to date have consumed substantial amounts of cash, cash equivalents and short-term investments ($3.6 million in 2006, $5.3 million in 2005, and $8.7 million in 2004) and may continue to require capital in the near future. At December 31, 2006, InsWeb had $6.8 million in cash and cash equivalents. The losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, among other things. As a result, InsWeb may incur operating losses during the next year. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to ultimately achieve profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

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

Revenue recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectability of the sales price is reasonably assured.

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

Costs related to advertising and promotions of products are charged to sales and marketing expense as incurred. Direct marketing expense for the years ended December 31, 2006, 2005 and 2004 were $18,576,000, $15,207,000, and $8,327,000, respectively.

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

InsWeb’s investments consist of diversified investment grade securities. InsWeb’s investment policy limits the amount of credit exposure to investments in any one issue, and InsWeb believes no significant concentration of credit risk exists with respect to these investments.

InsWeb’s customer base is dispersed across many different geographic areas, and most customers are in the insurance industry in the United States. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact InsWeb’s overall credit risk. InsWeb performs ongoing credit evaluations of its customers and generally does not require collateral. InsWeb reviews the need for allowances for potential credit losses based on historical losses, and records a provision when collectability is uncertain. The Company has not experienced significant credit losses to date. Generally, receivables are due 30 days from the invoice date and are considered past due after this date.

Concentration of risk—significant customers

For the year ended December 31, 2006, two customers (NetQuote and AIG) accounted for 17% and 10% of total revenues, respectively. For the year ended December 31, 2005, one customer (NetQuote) accounted for 27% of total revenues. For the year ended December 31, 2004, one customer (Progressive) accounted for 10% of total revenues. At December 31, 2006, two customers (AIG, and NetQuote) accounted for 18%, and 12% of accounts receivable, respectively. At December 31, 2005, three customers (AIG, GEFA, and NetQuote) accounted for 24%, 11%, and 11% of accounts receivable, respectively.

Net loss per share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options and warrants had been exercised. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their effect would be antidilutive, for all periods presented.

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Year Ended December 31,
	2006	2005	2004
(In thousands, except per share amounts)
Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(3,370)	$(5,941)	$(8,933)
Denominator for net loss per share:
Basic—weighted average shares of common stock outstanding	4,092	4,234	4,711
Dilutive effect of employee stock options	—	—	—
Diluted	4,092	4,234	4,711
Net loss per share:
Basic—as reported	$(0.82)	$(1.40)	$(1.90)
Diluted—as reported	$(0.82)	$(1.40)	$(1.90)

Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options to purchase shares totaling 970,000 as of December 31, 2006, 679,000 as of December 31, 2005, and 273,000 as of December 31, 2004.

Other comprehensive loss

Other comprehensive loss includes changes in unrealized gains (losses) on investments.

Segment information

InsWeb operates in one segment, business-to-consumer electronic insurance services. InsWeb markets its online marketplace in the United States. The Chief Executive Officer has been identified as the Chief Operating Decision Maker because he has final authority over resource allocation decisions and performance assessment.

Recently issued accounting standards

Financial Accounting Standards Board Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. As such, InsWeb is required to adopt FIN 48 in the first quarter of 2007. InsWeb is evaluating what the impact the adoption of FIN 48 will have on its financial statements.

3. Share-Based Payments

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

Options outstanding and currently exercisable by exercise price at December 31, 2006 are as follows:

	Options Outstanding		Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Number Outstanding	Weighted Average Exercise Price
(in thousands, except contractual life and exercise price amounts)
$1.40-$2.03	139	4.78	139	$2.02
$2.05-$2.05	536	5.06	379	$2.05
$2.30-$2.79	271	7.19	250	$2.75
$2.80-$3.25	230	8.07	230	$3.01
$3.26-$4.85	203	6.38	203	$4.45
$4.86-$6.30	455	5.58	455	$5.18
$6.31-$270.00	89	3.26	89	$51.53
	1,923	5.88	1,745	$5.90

InsWeb has an Employee Stock Purchase Plan (the “Purchase Plan”) under which eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month purchase period. During 2006, 2005 and 2004, 8,246, 8,373 and 7,574 shares respectively, were distributed to employees at prices ranging from $1.99 per share to $4.54 per share. The weighted average fair value of the 2006, 2005 and 2004 awards were $2.26, $2.48 and $3.85 per share, respectively. At December 31, 2006, InsWeb had 323,000 shares of its common stock reserved for future issuance under the Purchase Plan. The number of shares of common stock issuable under the 1999 Plan is increased by 50,000 shares each year until January 1, 2008.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”) requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, share-based compensation expense for the year ended December 31, 2006 includes all share-based compensation awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense for stock option awards issued subsequent to January 1, 2006 on a straight-line basis over the requisite service period of the award. All options issued prior to January 1, 2006 were fully vested at the date of adoption of SFAS 123(R), and therefore, no compensation expense was recognized for these options for the year ended December 31, 2006

The following table sets forth the total share-based compensation expense resulting from stock options and the Purchase Plan included in the Company’s operating expenses in its condensed consolidated statements of operations for the year ended December 31, 2006 (in thousands):

Sales and marketing	$126
Technology	32
General and administrative	273
Total share-based compensation expense	$431

Prior to the adoption of SFAS 123(R), InsWeb accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and net loss per share if InsWeb had applied the fair value recognition provisions of Financial Accounting Standards Board Statements No. 123 “Accounting for Stock-Based Compensation” and No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” to share-based employee compensation for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(5,941)	$(8,933)
Deduct: Stock based compensation expense determined under fair value based method for all awards	(1,009)	(586)
Pro forma net loss	$(6,950)	$(9,519)
Net loss per share:
Basic—as reported	$(1.40)	$(1.90)
Basic—pro forma	$(1.64)	$(2.02)
Share-based compensation expense included in the determination of net loss, as reported	$—	$—

The fair value of stock-based awards granted pursuant to the Company’s stock option plans was estimated using the Black-Scholes model with the following assumptions for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Expected term (in years)	3.68	4.78	4.76
Expected volatility	0.72	0.58	0.57
Risk-free interest rate	4.0%	4.0%	3.3%
Expected dividend	—	—	—
Weighted-average fair value at grant date	$1.17	$1.51	$2.28

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

Activity under all of the Company’s stock option plans is as follows:

	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
(in thousands, except exercise price amounts)
Balances, December 31, 2003	365	1,731	$14.62
Additional shares reserved	232	—	—
Granted	(271)	271	$4.51
Exercised	—	(137)	$2.55
Canceled/forfeited	721	(721)	$22.94
Balances, December 31, 2004	1,047	1,144	$8.54
Additional shares reserved	203	—	—
Granted	(425)	425	$2.91
Exercised	—	(35)	$2.17
Canceled/forfeited	63	(63)	$10.22
Balances, December 31, 2005	888	1,464	$6.98
Additional shares reserved	206	—	—
Granted	(652)	652	$2.19
Exercised	—	(29)	$2.39
Canceled/forfeited	164	(164)	$5.57
Balances, December 31, 2006	606	1,923	$5.88

The aggregate intrinsic values of options outstanding and exercisable at December 31, 2006, 2005 and 2004 were $739,000, $460,000 and $103,000, respectively. Aggregate intrinsic value represents the total intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2006, 2005 and 2004 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on December 31, 2006, 2005 and 2004 respectively. The total intrinsic value of options exercised for the years ended December 31, 2006, 2005 and 2004 were $15,000, $38,000 and $162,000, respectively. The weighted-average remaining contractual terms of options outstanding and exercisable at December 31, 2006, 2005 and 2004 were 6.01, 7.46 and 7.76 years, respectively.

As of December 31, 2006, there was $265,000 in unrecognized compensation cost for all stock options outstanding that were unvested. This amount is expected to be recognized over the weighted-average period of 1.7 years. The Company’s current practice is to issue new shares to satisfy share option exercises.

Cash received from stock option exercises and purchases under the Purchase Plan for December 31, 2006, 2005 and 2004 were $88,000, $98,000 and $405,000 respectively.

There was no tax benefit attributable to options exercised in the three months and year ended December 31, 2006.

4.  Consolidated Financial Statement Details

Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2006	2005
Cash	$2,084	$1,164
Money market funds	603	448
Commercial paper	2,393	4,215
U.S. Agency securities	1,670	3,246
	$6,750	$9,073

InsWeb accounts for its short-term investments under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires the classification of investments in debt and equity securities with readily determinable fair values as “held-to-maturity,” “available-for-sale,” or “trading.” Management determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when InsWeb has the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value based on quoted market prices, with unrealized gains and losses reported as a component of other comprehensive loss in stockholders’ equity. The cost of securities sold is based on the specific identification method.

InsWeb’s investment portfolio consists of the following (in thousands):

	December 31,
	2006	2005
Available-for-sale:
Money market funds	$603	$448
Certificates of deposit	—	306
Commercial paper	2,393	4,364
Corporate bonds	—	606
U.S. Agency securities	1,670	3,418
	$4,666	$9,142
Cash equivalents	$4,666	$7,909
Short-term investments	—	1,233
	$4,666	$9,142

At December 31, 2006 and 2005, the carrying value of available-for sale securities is shown net of gross unrealized losses of $0 and $1,000, respectively, which are included as a component of stockholders’ equity, and are attributable to InsWeb’s investments in commercial paper and other debt securities. At December 31, 2006, the contractual maturities of InsWeb’s investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2006	2005
Prepaid insurance	$174	$227
Other	224	318
	$398	$545

Property and equipment

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2006	2005
Computer and office equipment	$4,693	$4,643
Furniture and fixtures	1,009	999
Leasehold improvements	687	687
Software	3,242	3,242
	9,631	9,571
Less accumulated depreciation	(9,242)	(9,047)
	$389	$524

Depreciation expense was $210,000, $418,000, and $715,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Other assets

Other assets consist of the following (in thousands):

	December 31,
	2006	2005
Deposits for operating leases	$113	$332
Other	2	14
	$115	$346

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Accrued employee compensation	$495	$586
Deferred rent	463	527
Accrued lease obligations (see Note 5)	1,563	1,874
Other	151	107
	$2,672	$3,094

Stockholders’ Equity—Negotiated Common Stock Repurchases

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

5.  Commitments and Contingencies

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

Net contractual lease commitments as of December 31, 2006 are summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2007	$3,483	$(2,100)	$1,383
2008	2,936	(1,615)	1,321
2009	1,078	—	1,078
2010	1,078	—	1,078
2011	359	—	359
Thereafter	—	—	—
	$8,934	$(3,715)	$5,219

Rent expense for the years ended December 31, 2006, 2005, and 2004 was $1,010,000, $999,000, and $990,000 (net of sublease rental income of $2,030,000, $1,961,000, and $1,983,000), respectively.

Security deposits payable (under sublease agreements) as of December 31, 2006 and 2005 was $21,000.

One of InsWeb’s operating leases is for a 65,000 square foot building in Redwood City, California. Under the terms of the sublease of this facility, as amended, the sublessee is obligated to rent the entire facility for the duration of the InsWeb lease (through September 2008) and to pay all rent and operating expenses otherwise payable by InsWeb directly to the landlord. Therefore, the sublease results in a reduction in InsWeb’s contractual lease commitments of $3,483,000, through the remainder of the lease. However, the sublessee is a technology company with limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease.

In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company maintains an accrual for formerly occupied facilities. The remaining accrual for lease obligations of formerly occupied facilities was $1,563,000 at December 31, 2006. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

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

6.  Income Taxes

As of December 31, 2006 and 2005, InsWeb had net operating loss carry forwards of approximately $189,000,000 and $185,000,000 for federal income tax purposes and $127,000,000 and $117,000,000 for state income tax purposes, respectively. The federal net operating loss carry forwards will begin to expire in the year 2011 and state net operating loss carry forwards have begun to expire in 2006. InsWeb’s ability to utilize its net operating loss carry forwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may significantly limit, on an annual basis, InsWeb’s future use of its net operating loss carry forwards. The amount, if any, of such limitations has not yet been determined.

The components of the net deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2006	2005
Net operating loss carry forwards	$71,632	$69,728
Tax credit carry forwards	1,228	1,228
Accruals and allowances	8,120	8,304
Other	(5,359)	(5,052)
	75,621	74,208
Less valuation allowance	(75,621)	(74,208)
Net deferred tax asset	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, InsWeb has recorded a valuation allowance against its net deferred tax asset. The valuation allowance recorded for the years ended December 31, 2006, 2005 and 2004 increased by $1,413,000, $3,762,000 and $3,758,000, respectively. Deferred tax assets relating to net operating loss carry forwards for federal and state purposes as of December 31, 2006 and 2005 include approximately $2,700,000 and $3,140,000 associated with stock compensation activity, respectively, for which subsequent realized tax benefits, if any, will be credited directly to equity in the future.

The difference between the income tax benefit at the federal statutory rate of 34% and InsWeb’s effective tax rate is due to the valuation allowance established to offset the deferred tax assets. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2006	2005	2004
Federal tax (benefit) at statutory rate	34%	34%	34%
State taxes, net of federal benefit	—%	—%	—%
Adjustment due to change in valuation allowance	(34)%	(34)%	(34)%
Provision for income taxes	0%	0%	0%

7.  Employee Benefit Plan

InsWeb has a defined contribution plan offered to all eligible employees, which is qualified under section 401(k) of the Internal Revenue Code. InsWeb will match 50% of the first 6% of elective contributions made by each qualifying employee. Each participant is 100% vested in elective contributions and is incrementally vested one-third at the end of each of three consecutive years of service in employer contributions. Employer contributions for the years ended December 31, 2006, 2005 and 2004 were $119,000, $151,000, and $161,000 respectively.

8.  Quarterly Financial Information (unaudited)

	Quarter ended
(amounts in thousands, except per share amounts)	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Fiscal 2006:
Total revenues	$7,655	$7,517	$7,505	$5,824
Operating expenses	9,438	9,415	9,192	6,301
Loss from operations	(1,783)	(1,898)	(1,687)	(477)
Other income (expense), net	92	2,145	97	141
Net income (loss)	$(1,691)	$247	$(1,590)	$(336)
Net income (loss) per share—basic and diluted	$(0.41)	$0.06	$(0.39)	$(0.08)
Fiscal 2005:
Total revenues	$5,694	$6,604	$6,898	$5,819
Operating expenses	7,206	7,776	8,370	8,002
Loss from operations	(1,512)	(1,172)	(1,472)	(2,183)
Other income (expense), net	92	96	101	109
Net loss	$(1,420)	$(1,076)	$(1,371)	$(2,074)
Net loss per share—basic and diluted	$(0.30)	$(0.27)	$(0.34)	$(0.51)

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

(b)         Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)         The following documents are filed as part of this Form:

1.                 Financial Statements:

2.                 Financial Statement Schedules:

The following financial statement schedule of InsWeb Corporation for the years ended December 31, 2006, 2005 and 2004 is filed as part of this report and should be read in conjunction with the consolidated financial statements of InsWeb Corporation.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

INSWEB CORPORATION
By:	/s/ WILLIAM D. GRIFFIN
William D. Griffin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive	March 30, 2007
Hussein A. Enan	Officer
/s/ WILLIAM D. GRIFFIN	Chief Financial Officer	March 30, 2007
William D. Griffin	(Principal Financial and Accounting Officer)
/s/ JAMES M. CORROON	Vice Chairman of the Board	March 30, 2007
James M. Corroon
/s/ DENNIS H. CHOOKASZIAN	Director	March 30, 2007
Dennis H. Chookaszian
/s/ THOMAS W. ORR	Director	March 30, 2007
Thomas W. Orr
/s/ ROBERT A. PUCCINELLI	Director	March 30, 2007
Robert A. Puccinelli

INSWEB CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2006

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Registrant.(1)
3.2	Bylaws of Registrant.(1)
4.1	Fourth Amended and Restated Investor Rights Agreement between Registrant and certain Stockholders of Registrant, dated as of January 24, 2001.(2)
10.1*	Form of Indemnification Agreement between Registrant and Registrant’s directors and officers.(1)
10.2*	Registrant’s 1997 Stock Option Plan.(1)
10.3*	Registrant’s 1999 Employee Stock Purchase Plan.(1)
10.11	Lease Agreement between Registrant and Oates/Allegheny Venture I, LLC, dated September 29, 2000.(3)
10.12	Third Amendment to Sublease Agreement between Registrant and Seven Networks, Inc., dated May 1, 2002.(4)
10.16*	InsWeb Corporation Executive Retention and Severance Plan.(5)
10.22†	InsWeb Services Agreement by and between Registrant and NetQuote, Inc., dated as of September 26, 2006.(8)
14.1	Code of Business Conduct and Ethics.(6)
21.1	Subsidiaries of Registrant.(9)
23.1	Consent of Independent Registered Public Accounting Firm.(9)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(9)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.(9)
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.(9)

(1)          Incorporated by reference to identically numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-78095), as amended (the “Form S-1”).

(2)          Incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K filed on February 8, 2002.

(3)          Incorporated by reference to Exhibit 10.23 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(4)          Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(5)          Incorporated by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004.

(6)          Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)          Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(8)          Incorporated by reference to identically numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006.

(9)          Filed herewith.

†                    Confidential treatment has been granted as to a portion of this Exhibit.

*                    Constitutes a management contract or a compensatory plan or arrangement.

INSWEB CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2005, 2004 and 2003

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2006:
Allowance for doubtful accounts	$36,000	$—	$—	$(24,000)	$12,000
Year ended December 31, 2005:
Allowance for doubtful accounts	$27,000	$9,000	$—	$—	$36,000
Year ended December 31, 2004:
Allowance for doubtful accounts	$47,000	$—	$—	$(20,000)	$27,000