Form 10-K/A
period 2006-12-31
INSWEB CORP
filed 2007-04-30
CIK 1077370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Outstanding shares of registrant’s common stock, $0.001 par value, as of March 2, 2007: 4,120,159

DOCUMENTS INCORPORATED BY REFERENCE
None

INSWEB CORPORATION

EXPLANATORY NOTE

InsWeb Corporation is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to include in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007 (the “Original Filing”), the information required to be reported in the items of Part III originally expected to be incorporated by reference to the definitive proxy statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders, and the officer certifications, included with this Amendment No. 1.

Except for the addition of the Part III information and the filing of related certifications, no other changes have been made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Management

Executive Officers of the Registrant

As of March 30, 2007, InsWeb’s executive officers were as follows:

Name	Position With InsWeb	Age
Hussein A. Enan	Chairman of the Board and Chief Executive Officer	61
William D. Griffin	Chief Financial Officer	49
L. Eric Loewe	Senior Vice President, General Counsel and Secretary	49

Hussein A. Enan co-founded InsWeb in February 1995 and has served as its Chairman of the Board since its inception. Mr. Enan served as InsWeb’s Chief Executive Officer from February 1995 to June 2002 and was reinstated to that position in August 2004. Mr. Enan also served as InsWeb’s President from May 1999 to June 2000. From March 1992 to November 1994, Mr. Enan was a general partner at E.W. Blanch, a reinsurance intermediary that merged with his own wholly owned company, Enan & Company, a reinsurance intermediary, in March 1992. Mr. Enan founded Enan & Company in February 1979.

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

L. Eric Loewe joined InsWeb in October 1998 as Corporate Counsel, Legal and Regulatory, responsible for all regulatory compliance issues, and has served as Senior Vice President and General Counsel since September 2000 and as Secretary since July 2001. Mr. Loewe held various positions with the National Association of Independent Insurers (the “NAII”) from January 1980 to September 1998. As Senior Counsel for the NAII, Mr. Loewe was responsible for legislation and regulations affecting its 570 member companies. Mr. Loewe is a member of the Illinois and California bars.

Directors

InsWeb’s Board of Directors is as follows:

Name	Position with InsWeb	Age	Director Since
Class I director nominated for re-election at the 2009 Annual Meeting of Stockholders:
Robert A. Puccinelli (1)(2)(3)	Director	69	1998
Class II directors whose terms expire at the 2007 Annual Meeting of Stockholders:
James M. Corroon (1)(3)	Vice Chairman of the Board	67	1996
Thomas W. Orr (1)(2)(3)	Director	73	2003
Class III directors whose terms expire at the 2008 Annual Meeting of Stockholders:
Hussein A. Enan	Chairman of the Board	61	1995
Dennis H. Chookaszian (2)(3)	Director	63	2003

(1)                            Member of the Audit Committee.

(2)                            Member of the Compensation Committee.

(3)                            Member of the Nominating and Corporate Governance Committee.

Robert A. Puccinelli has been a director of InsWeb since May 1998. From October 1985 until he retired in May 1995, Mr. Puccinelli was Chairman and Chief Executive Officer of Industrial Indemnity, a nationwide property and casualty insurance company.

James M. Corroon has been a director of InsWeb since August 1996 and has served as Vice Chairman of the Board since May 1999. Since September 2004, Mr. Corroon has served as Vice Chairman of Fort Point Insurance Services, Inc., an insurance brokerage firm. From July 1999 to December 2000, he was a full-time employee of InsWeb and a member of the senior management team. Mr. Corroon has been a director of Willis Corroon of California, an insurance services firm, since January 1996. From October 1966 to December 1995, Mr. Corroon held various management positions with Willis Corroon and its predecessor entity, Corroon & Black Corporation.

Thomas W. Orr has been a director of InsWeb since January 2003. Mr. Orr was a partner in the accounting firm of Bregante and Company from January 1992 to June 2002. From 1987 to 1991, Mr. Orr was Chief Financial Officer of Scripps League Newspaper, Inc. Prior to 1987, Mr. Orr worked for the accounting firm of Arthur Young & Company (predecessor to Ernst & Young, LLP) from 1958 until he retired as an audit partner in 1986.

Dennis H. Chookaszian has been a director of InsWeb since April 2003. From November 1999 until he retired in February 2001, Mr. Chookaszian was Chairman and Chief Executive Officer of mPower Advisors, L.L.C., an online investment advisory service firm. From September 1992 to February 1999, Mr. Chookaszian served as Chairman and Chief Executive Officer of the CNA insurance company, and prior to that held the positions of President and Chief Operating Officer (1990-1992) and Chief Financial Officer (1975-1990), respectively, of that company. Mr. Chookaszian serves on the boards of the Chicago Mercantile Exchange, Sapient Corporation, a business consulting and technology services firm, and Career Education Corporation, a postsecondary education provider. In December 2006, Mr. Chookaszian was named chairman of the Financial Accounting Standards Advisory Council.

The Board of Directors has determined that, other than Mr. Enan, each of the members of the Board is an independent director for purposes of the Nasdaq Marketplace Rules.

General Corporate Governance Matters

Available Information

You may obtain free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, as well as other Corporate Governance Materials on our website at http://investor.insweb.com, or by contacting our corporate office by calling (916) 853-3300, or by sending an e-mail message to investor@insweb.com.

We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Any materials we file with the SEC are accessible to the public at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also utilize the SEC’s Internet website, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC website is http://www.sec.gov.

Board Meetings and Committees

During the year ended December 31, 2006, the Board of Directors of InsWeb held eleven meetings. During that period, the Audit Committee of the Board held six meetings, the Compensation Committee of the Board held four meetings, and the Nominating and Corporate Governance Committee of the Board held one meeting. All directors attended or participated in more than 75% of the total number of meetings of the Board and any of the committees of the Board on which such director served during that period.

Audit Committee. The current members of the Audit Committee are Messrs. Orr, Corroon and Puccinelli.  Mr. Orr is chairman of the committee. The Board of Directors has determined that each of the members of the Audit Committee is independent for purposes of the Nasdaq Marketplace Rules as they apply to audit committee members. The Board of Directors has also determined that Mr. Orr is an “audit committee financial expert,” as defined in the rules of the Securities and Exchange Commission. The functions of the Audit Committee include overseeing the quality of our financial reports and other financial information, retention of independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of InsWeb’s annual audit, reviewing our critical accounting policies and the adequacy of our accounting and financial controls, and reviewing the independence of InsWeb’s accountants. For additional information concerning the Audit Committee, see “Report of the Audit Committee” and “Principal Accounting Firm Fees” below.

Compensation Committee. The current members of the Compensation Committee are Messrs. Chookaszian, Orr and Puccinelli. Mr. Chookaszian is chairman of the committee. The Compensation Committee reviews and determines the salary and bonus criteria of and stock option grants to all executive officers. For additional information about the Compensation Committee, see “Report of the Compensation Committee on Executive Compensation” and “Executive Compensation and Other Matters” below.

Nominating and Corporate Governance Committee. The current members of the Nominating and Corporate Governance Committee are Messrs. Chookaszian, Corroon, Orr and Puccinelli, each of whom is independent for purposes of the Nasdaq Marketplace Rules. Mr. Corroon is chairman of the committee. The functions of the Nominating and Corporate Governance Committee include selecting, evaluating and recommending to the Board qualified candidates for election or appointment to the Board, and recommending corporate governance principles, codes of conduct and compliance mechanisms applicable to the Company.

Compensation Committee Interlocks and Insider Participation

None of our Compensation Committee members is an officer or employee of the Company. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving on our Compensation Committee.

Director Nominations

The Nominating and Corporate Governance Committee is responsible for the selection, and recommendation to the Board, of nominees for election as director.  When considering the nomination of directors for election at an annual meeting, the Nominating and Corporate Governance Committee reviews the needs of the Board of Directors for various skills, background, experience and expected contributions and the qualification standards established from time to time by the Nominating and Corporate Governance Committee.  When reviewing potential nominees, including incumbents, the Nominating and Corporate Governance Committee considers the perceived needs of the Board of Directors, the candidate’s relevant background, experience and skills and expected contributions to the Board of Directors.  The Nominating and Corporate Governance Committee also seeks appropriate input from the Chief Executive Officer from time to time in assessing the needs of the Board of Directors for relevant background, experience and skills of its members.

The Nominating and Corporate Governance Committee’s goal is to assemble a Board of Directors that brings to InsWeb a diversity of experience at policy-making levels in business and technology, and in areas that are relevant to InsWeb’s activities.  Directors should possess the highest personal and professional ethics, integrity and values and be committed to representing the long-term interests of our stockholders.  They must have an inquisitive and objective outlook and mature judgment.  They must also have experience in positions with a high degree of responsibility and be leaders in the companies or institutions with which they are and have been affiliated.  Director candidates must have sufficient time available in the judgment of the Nominating and Corporate Governance Committee to perform all Board and committee responsibilities that will be expected of them.  Members of the Board of Directors are expected to rigorously prepare for, attend and participate in all meetings of the Board of Directors and applicable committees.  Other than the foregoing, there are no specific minimum criteria for director nominees, although the Nominating and Corporate Governance Committee believes that it is preferable that at least one member of the Board of Directors should meet the criteria for an “audit committee financial expert” as defined by SEC rules.  Under applicable Nasdaq listing requirements, at least a majority of the members of the Board of Directors must meet the definition of “independent director” set forth in such requirements.  The Nominating and Corporate Governance Committee also believes it appropriate for one or more key members of InsWeb’s management, including the Chief Executive Officer, to serve on the Board of Directors.

The Nominating and Corporate Governance Committee will consider candidates for director proposed by directors or management, and will evaluate any such candidates against the criteria and pursuant to the policies and procedures set forth above.  If the Nominating and Corporate Governance Committee believes that the Board of Directors requires additional candidates for nomination, the Nominating and Corporate Governance Committee may engage, as appropriate, a third party search firm to assist in identifying qualified candidates.  All incumbent directors and nominees will be required to submit a completed directors’ and officers’ questionnaire as part of the nominating process.  The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee will also consider candidates for director recommended by a stockholder, provided that any such recommendation is sent in writing to General Counsel, InsWeb Corporation, 11290 Pyrites Way, Suite 200, Gold River, CA  95670-4481, at least 120 days prior to the anniversary of the date definitive proxy materials were mailed to stockholders in connection with the prior year’s annual meeting of stockholders and contains the following information:

•                  the candidate’s name, age, contact information and present principal occupation or employment; and

•                  a description of the candidate’s qualifications, skills, background and business experience during at least the last five years, including his or her principal occupation and employment and the name and principal business of any company or other organization where the candidate has been employed or has served as a director.

The Nominating and Corporate Governance Committee will evaluate any candidates recommended by stockholders against the same criteria and pursuant to the same policies and procedures applicable to the evaluation of candidates proposed by directors or management.

In addition, stockholders may make direct nominations of directors for election at an annual meeting, provided the advance notice requirements set forth in our Bylaws have been met.  Under our Bylaws, written notice of any such nomination, including certain information and representations specified in the Bylaws, must be delivered to our principal executive offices, addressed to the General Counsel, at least 120 days prior to the anniversary of the date definitive proxy materials were mailed to stockholders in connection with the prior year’s annual meeting of stockholders, except that if no annual meeting was held in the previous year or the date of the annual meeting has been advanced by more than 30 days from the date contemplated at the time of the previous year’s proxy statement, such notice must be received not later than the close of business on the tenth day following the day on which the public announcement of the date of such meeting is first made.

Stockholder Communications with Directors; Director Attendance at Annual Meetings

Stockholders may communicate with any and all members of our Board of Directors by transmitting correspondence by mail or facsimile addressed to one or more directors by name (or to the Chairman, for a communication addressed to the entire Board) at the following address and fax number:

Name of the Director(s)

c/o Corporate Secretary

InsWeb Corporation

11290 Pyrites Way, Suite 200

Gold River, CA 95670

(916-853-3327) (FAX)

Communications from our stockholders received as indicated above will be forwarded to the indicated director or directors unless the communication is primarily commercial in nature or relates to an improper or irrelevant topic.

We do not have a policy regarding directors’ attendance at annual meetings. All directors attended the 2006 Annual Meeting.

Committee Charters and Other Corporate Governance Materials

The Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees and officers and members of the Board of Directors. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at http://investor.insweb.com/index.cfm.

The Board has also adopted a written charter for each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  Each charter is available on the Company’s website at http://investor.insweb.com/index.cfm.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires InsWeb’s executive officers, directors and persons who beneficially own more than 10% of InsWeb’s Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish InsWeb with copies of all Section 16(a) forms filed by such persons.

        Based on InsWeb’s review of reports furnished to InsWeb and representations from certain reporting persons, InsWeb believes that reports of changes in ownership (Form 4) during the year ended December 31, 2006 were timely filed, except for the reporting of Hassan Elsawaf’s purchases on April 27, 2006, which were reported one day late.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the last completed fiscal year. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

Our Compensation Committee oversees the design and administration of our executive compensation program.

The principal elements of our executive compensation program are base salary, annual cash incentives based on company performance goals, equity incentives in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon change of control. Our other benefits and perquisites consist of life, health and disability insurance benefits, and a qualified 401(k) savings plan. Our philosophy is to position the aggregate of these elements at a level that is competitive within the industry and commensurate with our size and performance.

Compensation Program Objectives and Philosophy

The objectives of our compensation programs are to:

•                                          attract, motivate and retain talented and dedicated executive officers,

•                                          provide our executive officers with both cash and equity incentives to further our interests and those of our stockholders, and

•                                          provide employees with long-term incentives so we can retain them and provide stability as the company grows.

Generally, the compensation of our executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options based on company performance. In adjusting base salaries, the Compensation Committee reviews the individual contributions of the particular executive. The annual incentive compensation award is determined by the Compensation Committee based on company financial performance. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of our common stock over time.

We define our competitive markets for executive talent to be the Internet and Insurance industries in northern California. We have not utilized any third party market specific compensation surveys to benchmark our executive compensation.

The Compensation Committee reviews and approves all elements of compensation for each of our named executive officers, taking into consideration recommendations from our principal executive officer (for compensation other than his own).

Base Salaries

The salary of our principal executive officer and the salaries of our named executive officers are set by the Compensation Committee. We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary to attract and retain an appropriate caliber of talent for the applicable position, and to provide a base wage that is not subject to risk relating to the Company’s performance.  We review base salaries for our named executive officers annually and the Company’s performance and individual performance, including corporate financial objectives.

Base salaries accounted for approximately 60% of total compensation for the principal executive officer and approximately 80% on average for our other named executive officers.

Annual Cash Incentives

We provide the opportunity for our named executive officers and other executives to earn an annual cash incentive  award based on achievement of specific Company financial targets. We provide annual cash incentive awards to attract and retain an appropriate caliber of talent for the position and to motivate executives to achieve our annual financial goals. Incentive award thresholds vary by position. We review potential annual cash incentive awards for our named executive officers and other executives annually to determine award payments, if any, for the last completed fiscal year, as well as to establish award opportunities for the current fiscal year. We do not have a formal annual incentive plan, but at the beginning of each fiscal year, the amount of each annual cash incentive award and the related financial objectives are determined by the Compensation Committee.

Target Award Opportunities. Our cash incentive awards are based on achieving financial objectives set by the Compensation Committee annually. For 2006, the cash incentive awards were based on achieving profitability in the quarter ending December 31, 2006 for all named executives except Todd Ewing. Mr. Ewing’s cash incentive awards for both year 2005 and year 2006 were based on the Term Life Agency achieving specific operating income targets. For the last completed fiscal year (year 2006), annual cash incentive opportunities for the named executive officers are summarized below.

	2005 Annual Cash Incentive Award Opportunity		2006 Annual Cash Incentive Award Opportunity
Name	Target	Amount Paid in Year 2006	Target	Amount Earned
Hussein A. Enan Chief Executive Officer	$—	$—	$—	$—
William D. Griffin Chief Financial Officer	$30,000	$—	$35,000	$—
L. Eric Loewe Senior Vice President, General Counsel and Secretary	$30,000	$—	$35,000	$—
L. James Pickles Executive Vice President, Business Development	$30,000	$—	$35,000	$—
Todd R. Ewing Senior Vice President, Agency Operations	$50,000	$44,000	$50,000	$—

Annual cash incentives accounted for approximately 0% of total compensation for the principal executive officer and approximately 2% on average for our other named executive officers.

Equity Incentives

We provide the opportunity for our named executive officers and other executives to earn a long-term equity incentive awards. Long-term incentive awards provide employees with the incentive to stay with us for longer periods of time, which in turn, provides us with greater stability. Equity awards also are less costly to us in the short term than cash compensation. We review long-term equity incentives for our named executive officers and other executives annually.

For our named executive officers, our stock option grants are of a size and term determined and approved by the Compensation Committee. We have traditionally used stock options as our form of equity compensation because stock options provide a relatively straightforward incentive for our executives, result in less immediate dilution of existing shareholders’ interests and, prior to our adoption of FAS 123(R), resulted in less compensation expense for us relative to other types of equity awards. All grants of stock options to our employees were granted with exercise prices equal to or greater than the fair market value of our common stock on the respective grant dates. For a discussion of the determination of the fair market value of these grants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Use of Estimates.”

Stock option grants to executives are generally made at the first scheduled Compensation Committee and Board of Directors meeting of the new fiscal year. InsWeb’s 1997 Stock Option Plan provides that, in the event of a change in control of InsWeb, any outstanding option that is not assumed or substituted by the acquiring corporation will become fully vested. Further, the option agreements applicable to options granted under the 1997 Stock Option Plan provide for full acceleration of vesting if, within 12 months following a change in control, the optionee’s employment is terminated without cause or the optionee resigns for “good reason,” as defined in such option agreements.

The vesting of certain of our named executive officers’ stock options is accelerated pursuant to the terms of the InsWeb Executive Retention and Severance Plan in certain termination and/or change in control events. These terms are more fully described in “Employment Contracts and Termination of Employment and Change of Control Arrangements.”

Long-term equity incentives accounted for approximately 38% of total compensation for the principal executive officer and approximately 14% on average for our other named executive officers.

Executive Benefits and Perquisites

We generally provide for our named executive officers and other executives to receive the same general health and welfare benefits offered to all employees. We currently provide no other perquisites to our named executive officers and other executives. We also offer participation in our defined contribution 401(k) plan. We match employee contributions under our 401(k) plan.

Personal benefits and perquisites accounted for approximately 2% of total compensation for the principal executive officer and our other named executives officers.

Other Elements of Compensation

There were no other elements of compensation, such as pension benefits, for any of our executive officers.

Employment Contracts and Termination of Employment and Change of Control Arrangements

We have no long-term employment agreements with any of our key personnel. However, the executive officers and certain other key members of management are eligible to participate in the InsWeb Executive Retention and Severance Plan approved by the Board of Directors on June 14, 2004.  Participants in the Plan are entitled to receive cash severance payments and health and medical benefits in the event their employment is terminated in connection with a change in control. Participants will also receive the benefits if InsWeb terminates their employment other than for “cause” or if the participant voluntarily terminates his employment for “good reason” following certain specified actions by InsWeb. Upon any other termination of employment, the participant will be entitled only to accrued salary and any other vested benefits through the date of termination.

Our analysis indicates that our severance and change in control provisions are consistent with the provisions and benefit levels of other companies disclosing such provisions as reported in public SEC filings. We believe our arrangements are reasonable in light of the fact that cash severance is limited to one year for the certain executive officers (at a rate equal to his then current base salary) and six months for other executive officers (at a rate equal to their then current base salary), there is no severance increase with a change in control.

REPORT OF THE COMPENSATION COMMITTEE

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions included this proxy statement. Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE Dennis H. Chookaszian (Chair) Thomas W. Orr Robert A. Puccinelli

Summary Compensation Information

The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during the year ended December 31, 2006 for (i) the Chief Executive Officer and the Chief Financial Officer of the Company, and (ii) each of the three other most highly compensated executives of the Company (determined as of December 31, 2006) (collectively, the ‘‘Named Executive Officers’’).

Summary Compensation Table

Name and Principal Position	Cash Salary	Equity In-lieu of Salary (1)	Bonus	Options Awards (2)	All other Compensation (3)	Total Compensation
Hussein A. Enan Chairman of the Board and Chief Executive Officer	$192,308	$62,500	$—	$56,091	$8,981	$319,880
William D. Griffin Chief Financial Officer	$221,769	$2,500	$—	$29,802	$4,447	$258,518
L. Eric Loewe Senior Vice President, Secretary and General Counsel	$185,923	$10,000	$—	$29,802	$3,710	$229,435
L. James Pickles Executive Vice President	$231,154	$9,428	$—	$44,197	$4,635	$289,414
Todd R. Ewing Senior Vice President, Term Life Operations	$200,000	$—	$44,000	$22,099	$10,389	$276,488

(1)   On September 28, 2006, the Compensation Committee of the Board of Directors approved a plan to allow members of the company’s senior management to receive stock options in lieu of a portion of their base salary. All members of senior management participated including the Chief Executive Officer, the Chief Financial Officer and the General Counsel and Secretary. The salary reduction applied only to the base cash compensation earned by the individual from October 1, 2006 through March 31, 2007. Participation in the plan was voluntary, and the Chief Executive Officer, the Chief Financial Officer and the General Counsel and Secretary elected to participate. In connection with this plan, the Compensation Committee approved and the Board of Directors ratified an option grant of 94,697 options to the Chief Executive Officer, a grant of 3,788 options to the Chief Financial Officer and a grant of 15,152 options to the General Counsel and Secretary.  An additional 20,705 options were granted to other members of the company’s senior management team. These options were fully vested with an exercise price of $2.03 (determined by the closing price of InsWeb’s common stock on Thursday, September 28, 2006).

(2)   Valuation based on the dollar amount of option grants (see “Grant of Plan-Based Awards” below) recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to year 2006. The assumptions used by us with respect to the valuation of option grants are set forth in “InsWeb Corporation Consolidated Financial Statements–Notes to Financial Statements–Note 3–Stock Based Payments.”

(3)   Represents, primarily, employer contributions to InsWeb’s 401(k) plan.

Grant of Plan-Based Awards

The following table sets forth certain information with respect to the options granted during or for the year ended December 31, 2006 to each of our named executive officers.

Grant of Plan-Based Awards Table

Name	Grant Date	Number of Shares of Common Stock Underlying Options (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards(1)	Grant Date Fair Value of a Share (1)
Hussein A. Enan	4/20/2006	50,000	$2.05	$49,670	$0.99
	6/30/2006	5,000	$2.65	$6,421	$1.28
	9/28/2006	94,697	$2.03	$125,000	$1.32
William D. Griffin	4/20/2006	30,000	$2.05	$29,802	$0.99
	9/28/2006	3,788	$2.03	$5,000	$1.32
L. Eric Loewe	4/20/2006	30,000	$2.05	$29,802	$0.99
	9/28/2006	15,152	$2.03	$20,001	$1.32
L. James Pickles	4/20/2006	40,000	$2.05	$44,197	$0.99
	7/25/2006	6,250	$2.70	$8,178	$1.31
	9/28/2006	1,894	$2.03	$2,500	$1.32
Todd R. Ewing	4/20/2006	20,000	$2.05	$22,099	$0.99

(1)   Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to year 2006. The assumptions used by us with respect to the valuation of option grants are set forth in “InsWeb Corporation Consolidated Financial Statements—Notes to Financial Statements—Note 3—Stock Based Payments.”

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding option plan awards for each of the named executive officers at the fiscal year-end as of December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End Table

	Individual Option Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable		Exercise Price Per Share	Expiration Date
Hussein A. Enan	41,667	—		$6.12	4/17/2011
	100,000	—		$4.95	4/1/2012
	500	—		$3.05	7/16/2012
	500	—		$1.40	10/15/2012
	500	—		$1.90	1/28/2013
	500	—		$2.85	4/22/2013
	5,000	—		$4.75	7/1/2013
	150,000	—		$2.79	2/10/2015
	5,000	—		$3.25	7/1/2015
	5,000	—		$2.65	6/30/2011
	94,697	—		$2.03	9/28/2011
William D. Griffin	16,667	—		$6.24	5/7/2011
	40,000	—		$4.95	4/1/2012
	45,000	—		$2.05	4/1/2013
	25,000	—		$5.00	4/1/2014
	25,000	—		$2.79	2/10/2015
	13,333	6,667	(1)	$2.05	4/20/2011
	3,788	—		$2.03	9/28/2011
L. Eric Loewe	2,500	—		$30.00	11/16/2008
	2,000	—		$64.00	5/17/2009
	2,500	—		$270.00	7/21/2009
	1,250	—		$152.25	12/16/2009
	4,167	—		$84.00	2/1/2010
	1,666	—		$16.13	4/19/2010
	7,500	—		$12.94	7/18/2010
	8,334	—		$6.12	4/17/2011
	25,000	—		$4.95	4/1/2012
	25,000	—		$2.05	4/1/2013
	15,000	—		$5.00	4/1/2014
	25,000	—		$2.79	2/10/2015
	13,333	6,667	(1)	$2.05	4/20/2011
	15,152	—		$2.03	9/28/2011

	Individual Option Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable		Exercise Price Per Share	Expiration Date
L. James Pickles	5,000	—		$55.40	5/14/2009
	1,875	—		$270.00	7/21/2009
	1,166	—		$84.00	2/1/2010
	1,666	—		$16.13	4/19/2010
	2,500	—		$8.06	8/15/2010
	6,667	—		$6.12	4/17/2011
	25,000	—		$4.95	4/1/2012
	45,000	—		$2.05	4/1/2013
	25,000	—		$5.00	4/1/2014
	25,000	—		$2.99	4/1/2015
	16,667	8,333	(1)	$2.05	4/20/2011
	—	15,000	(2)	$2.05	4/20/2011
	3,472	2,778	(3)	$2.70	7/25/2011
	1,894	—		$2.03	9/28/2011
Todd R. Ewing	25,000	—		$4.75	1/5/2014
	15,000	—		$2.99	4/1/2015
	2,083	4,167	(1)	$2.05	4/20/2011
	—	7,500	(2)	$2.05	4/20/2011

(1)   These options vest in twelve equal monthly installments beginning on the date of grant (April 20, 2006).

(2)   These options vest 10% on the one, two, three and four year anniversaries of the grant date and 60% on the fifth year anniversary of the grant date (April 20, 2006).

(3)   These options vest in nine equal monthly installments beginning on the date of grant (July 25, 2006).

Option Exercises

The following table provides the specified information concerning exercises of options to purchase InsWeb’s Common Stock in the fiscal year ended December 31, 2006, by the persons named in the Summary Compensation Table above:

Name	Shares Acquired on Exercise	Value Realized
Hussein A. Enan	—	$—
William D. Griffin	—	$—
L. Eric Loewe	—	$—
L. James Pickles	—	$—
Todd R. Ewing	6,250	$16,541

Potential Payments Upon Termination or Change in Control

Executive officers and certain other key members of management are eligible to participate in the InsWeb Executive Retention and Severance Plan approved by the Board of Directors on June 14, 2004.  Participants in the Plan are entitled to receive cash severance payments and health and medical benefits in the event their employment is terminated in connection with a change in control.

In the event the employment of any of our named executive officers were to be terminated without cause or for good reason as of December 31, 2006, or within 12 months following a change in control of InsWeb, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

Name	Cash Severance
Hussein A. Enan	$—
William D. Griffin	$19,167 per month for 12 months
L. Eric Loewe	$16,667 per month for 12 months
L. James Pickles	$20,000 per month for 12 months
Todd R. Ewing	$16,667 per month for 6 months

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason. No severance or benefits are provided for any of the executive officers in the event of death or disability. A change in control does not affect the amount or timing of these cash severance payments.

In the event the employment of any of our named executive officers were to be terminated without cause or for good reason as of December 31, 2006, or within 12 months following a change in control of InsWeb, the following individuals would be entitled to accelerated vesting of their outstanding stock options described in the table below:

Name	Value of Equity Awards: Termination Without Cause or For Good Reason	Value of Equity Awards: In Connection With a Change in Control (1)
Hussein A. Enan	None.	None.

William D. Griffin	None.	Fully vested; 168,788 options with a value of $80,022.

L. Eric Loewe	None.	Fully vested; 148,399 options with a value of $70,491.

L. James Pickles	None.	Fully vested; 160,907 options with a value of $78,278.

Todd R. Ewing	None.	Fully vested; 48,333 options with a value of $12,266.

(1)   Potential gains are net values based on the aggregate difference between the respective exercise prices and the closing sale price of our common stock on December 29, 2006, which was $3.18 per share.

Subsequent Events

On January 25, 2007, the Compensation Committee of the Board of Directors (the “Committee”) of InsWeb Corporation approved the 2007 compensation plan for the company’s senior management, including the three executive officers: the Chief Executive Officer, Chief Financial Officer, and General Counsel and Secretary. The compensation plan is comprised of base compensation, incentive compensation and option grants.  In approving the 2007 compensation plan, the Committee considered, among other things, compensation for comparable publicly traded companies in the financial services and Internet marketing sectors.

As recommended by the Committee and approved by the Board of Directors, the 2007 base compensation for senior management, including the executive officers, will remain unchanged.  The incentive compensation component applies to key managers of InsWeb Corporation above a certain salary grade, including the Chief Financial Officer and the General Counsel and Secretary, but does not include the Chief Executive Officer.  If the year 2007 operating plan, which includes profitability, is achieved in fiscal 2007, subject to certain adjustments, the Chief Financial Officer and the General Counsel and Secretary each would receive a one-time incentive bonus of $30,000.

To align the compensation of the executive officers with increased shareholder value, the 2007 compensation plan also provides an option grant of 50,000 shares to the Chief Executive Officer, and an option grant of 25,000 shares to both the Chief Financial Officer and the General Counsel and Secretary. In addition, the 2007 compensation plan provides a performance option grant of 25,000 shares to the Chief Executive Officer, and a performance option grant of 15,000 shares to both the Chief Financial Officer and the General Counsel and Secretary; however,  these performance options vest only upon achievement of certain specified financial objectives.

Additionally, on January 25, 2007, the Committee approved and the Board of Directors ratified the year 2007 compensation for non-employee members of the Board of Directors. Non-employee directors Mr. Corroon and Mr. Orr will receive an annual retainer comprised of $20,000, payable on a quarterly basis, and an option grant of 13,333 shares, which vests over one-year. Non-employee directors Mr. Chookaszian and Mr. Puccinelli will receive an annual retainer comprised of an option grant of 26,667 shares, which vests over one-year. The chairman of the Audit Committee, Mr. Orr, will receive an additional fee of $2,500 for each regularly scheduled Audit Committee meeting attended. The annual retainers relate to the twelve-month period from January 2007 through December 2007.

On April 16, 2007, InsWeb Corporation announced a reorganization of its senior staff to take effect immediately. L. James Pickles, Executive Vice President, has been promoted to President and Chief Operating Officer.  Secondly, Kiran Rasaretnam, Senior Vice President, Finance, has been promoted to Chief Financial Officer, replacing William Griffin, who will be leaving the Company in May. Finally, Mr. Steve Yasuda, Vice President and Corporate Controller, has been named Chief Accounting Officer.

Further on April 16, 2007, the Committee approved a proposal from the Chief Executive Officer, Hussein A. Enan, to reduce his salary for 2007 to $12.  As a result, Mr. Enan’s salary for the period from April through December 31, 2007 will be $9.

Director Compensation

For the year ended December 31, 2006, non-employee directors Mr. Corroon and Mr. Orr received an annual retainer of $20,000 and each received an option grant of 20,000 options. Non-employee director Mr. Puccinelli received an annual retainer of $10,000 and total option grants of 27,000 options. Non-employee director Mr. Chookaszian received an annual retainer of $10,000 and an option grant of 30,000 options. The chairman of the Audit Committee, Mr. Orr, received an additional fee of $2,500 for each regularly scheduled Audit Committee meeting attended. The annual retainers relate to the twelve-month period from January 1, 2006 through December 31, 2006. In addition, each director will be reimbursed for reasonable expenses incurred in attending meetings of the Board.

In addition, all directors continue to receive an annual grant of options to purchase 5,000 shares, with the date of grant being on or about July 1 of each year that they serve. These options are fully vested.  As with all options, the per-share exercise price of each such option will equal the fair market value of a share of Common Stock on the date of grant.

The following table presents the compensation paid to each of the Board of Directors during  the year ended December 31, 2006:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Option Awards (1)	All other Compensation	Total Compensation
Dennis H. Chookaszian	$10,000	$36,223	$—	$46,223
James M. Corroon	$27,500	$26,289	$—	$53,789
Thomas W. Orr	$37,500	$26,289	$—	$63,789
Robert A. Puccinelli	$17,500	$33,348	$—	$50,848

(1)   Valuation based on the dollar amount of option grants (see “Grant of Plan-Based Awards” below) recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to year 2006. The assumptions used by us with respect to the valuation of option grants are set forth in “InsWeb Corporation Consolidated Financial Statements–Notes to Financial Statements–Note 3–Stock Based Payments.”

Grant of Plan-Based Awards

The following table sets forth certain information with respect to the options granted during the year ended December 31, 2006 to each of the Board of Directors.

Grant of Plan-Based Awards Table

Name	Grant Date	Number of Shares of Common Stock Underlying Options	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards	Grant Date Fair Value of a Share (1)
Dennis H. Chookaszian	4/20/2006	30,000	$2.05	$29,802	$0.99
	6/30/2006	5,000	$2.65	$6,421	$1.28
James M. Corroon	4/20/2006	20,000	$2.05	$19,868	$0.99
	6/30/2006	5,000	$2.65	$6,421	$1.28
Thomas W. Orr	4/20/2006	20,000	$2.05	$19,868	$0.99
	6/30/2006	5,000	$2.65	$6,421	$1.28
Robert A. Puccinelli	4/20/2006	20,000	$2.05	$19,868	$0.99
	6/30/2006	5,000	$2.65	$6,421	$1.28
	10/25/2006	7,000	$2.30	$7,059	$1.01

(2)          Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to year 2006. The assumptions used by us with respect to the valuation of option grants are set forth in “InsWeb Corporation Consolidated Financial Statements–Notes to Financial Statements–Note 3–Stock Based Payments.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 26, 2007, certain information with respect to the beneficial ownership of InsWeb’s Common Stock by (i) each stockholder known by InsWeb to be the beneficial owner of more than 5% of InsWeb’s Common Stock, (ii) each director of InsWeb, (iii) the executive officers of InsWeb, and (iv) all current directors and executive officers of InsWeb as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Common Stock Outstanding (2)
5% Stockholders
Hassan Elsawaf (3)	519,420	11.7%
Lloyd I. Miller III (4)	526,104	11.8%
Directors and Executive Officers
Hussein A. Enan (5)	1,652,276	33.9%
James M. Corroon (6)	66,828	1.4%
Dennis H. Chookaszian (7)	99,728	2.2%
Thomas W. Orr (8)	71,255	1.6%
Robert A. Puccinelli (9)	82,901	1.8%
William D. Griffin (10)	60,418	1.3%
L. Eric Loewe (11)	166,483	3.6%
Current directors and executive officers as a group (7 persons)(12)	2,199,889	40.7%

*                                         Less than 1%.

(1)                                  Except as otherwise described below, each of the persons named in the table above has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)                                  Calculated on the basis of 4,445,205 shares of Common Stock outstanding as of April 26, 2007. Shares of common stock subject to options presently exercisable or exercisable within 60 days of April 26, 2007, are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not treated as outstanding for the purpose of computing the percentage ownership for any other person or entity.

(3)                                  The address for Mr. Elsawaf is c/o InsWeb Corporation, 11290 Pyrites Way, Suite 200, Gold River, California 95670.

(4)                                  Based on information contained in a Schedule 13G filed by the stockholder with the Securities and Exchange Commission on March 27, 2007, the address for Mr. Miller is 4500 Gordon Drive, Naples, Florida 34102.

(5)                                  Includes 41,250 shares held by Mr. Enan’s spouse. Also includes 424,197 shares subject to options exercisable within 60 days following April 26, 2007. The address for Mr. Enan is c/o InsWeb Corporation, 11290 Pyrites Way, Suite 200, Gold River, California 95670.

(6)           Includes 66,828 shares subject to options exercisable within 60 days following April 26, 2007.

(7)                                  Includes 416 shares held by Mr. Chookaszian’s spouse, which he disclaims beneficial ownership of. Also, includes 86,812 shares subject to options exercisable within 60 days following May 25, 2007.

(8)                                  Includes 71,255 shares subject to options exercisable within 60 days following April 26, 2007.

(9)                                  Includes 82,901 shares subject to options exercisable within 60 days following April 26, 2007.

(10)                            Includes 60,418 shares subject to options exercisable within 60 days following April 26, 2007.

(11)                            Includes 165,183 shares subject to options exercisable within 60 days following April 26, 2007.

(12)                            Includes 957,594 shares subject to options exercisable within 60 days following April 26, 2007.

Equity Compensation Plan Information

InsWeb currently maintains three equity compensation plans that provide for the issuance of InsWeb Common Stock to employees, officers, directors, independent contractors and consultants of InsWeb and its subsidiaries.  These consist of the 1997 Stock Option Plan, the Senior Executive Option Plan and the 1999 Employee Stock Purchase Plan, all of which have been approved by the stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,923,000	$5.90	606,000
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions.

Related Person Transactions

None.

Related Person Transaction Review Policies

                 InsWeb has established and maintains procedures for the review of related party transactions. These procedures are embodied in written guidelines of the charter adopted by the Audit Committee of the Board of Directors.

                InsWeb utilizes the Audit Committee as the authority for review and approval of related party transactions. The Audit Committee has full discretion to determine the scope of review that is appropriate in considering any related party transaction. The types of transactions covered by the guidelines are as follows:

•                  An InsWeb officer or director required to file reports under Section 16 of the Exchange Act;

•                  a person who is an immediate family member of a Section 16 officer or director; or

•                  an entity which is owned or controlled by someone listed in 1 or 2 above, or an entity in which someone listed in 1 or 2 above has a substantial ownership interest or control of such entity.

A related party transaction between InsWeb and any related person includes any transactions requiring disclosure under Item 404 of Regulation S-K under the Exchange Act and excludes:

•      transactions available to all employees generally; or

•      transactions involving less than $120,000 per annum when aggregated with all similar transactions.

Item 14. Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES

The following table sets forth the aggregate fees billed to InsWeb for the years ended December 31, 2006 and 2005 by InsWeb’s principal accounting firm, Ernst & Young LLP:

	2006	2005

Audit Fees (1)	$435,000	$556,000
Audit-Related Fees (2)	35,000	30,000
Tax Fees (3)	62,582	68,752

	$532,582	$654,752

(1)                                  Audit fees consist of fees billed for services related to the audit of InsWeb’s financial statements (including required quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on the Company’s consolidated financial statements.

(2)                                  Audit-related fees consist of fees billed for services related to assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements or that are traditionally performed by the independent registered public accounting firm. Audit-related services in 2006 and 2005 consisted of the audit of the Company’s employee benefit plan.

(3)                                  Tax fees consist of fees billed for services related to tax return preparation, tax compliance, tax planning and tax advice.

The Audit Committee considered the role of Ernst & Young LLP in providing non-audit services to InsWeb and has concluded that such services are compatible with Ernst & Young’s independence as InsWeb’s independent registered public accounting firm.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the chair of the Audit Committee the authority to approve permitted services, provided that the chair reports any decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2007.

InsWeb Corporation

By:	/s/ KIRAN RASARETNAM
Kiran Rasaretnam
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSSEIN A. ENAN
Hussein A. Enan
	Chairman of the Board and Chief Executive Officer	April 30, 2007

/s/ STEVEN J. YASUDA
Steven J. Yasuda
	Chief Accounting Officer (Principal Accounting Officer)	April 30, 2007

/s/ JAMES M. CORROON
James M. Corroon
	Vice Chairman of the Board	April 30, 2007

/s/ DENNIS H. CHOOKASZIAN
Dennis H. Chookaszian
	Director	April 30, 2007

/s/ THOMAS W. ORR
Thomas W. Orr
	Director	April 30, 2007

/s/ ROBERT A. PUCCINELLI
Robert A. Puccinelli
	Director	April 30, 2007