Form 10-Q
period 2007-03-31
INSWEB CORP
filed 2007-05-15
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐  No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on May 4, 2007 were 4,448,747 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:          FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$7,091	$6,750
Accounts receivable, net	3,412	2,804
Prepaid expenses and other current assets	272	398
Total current assets	10,775	9,952
Property and equipment, net	352	389
Other assets	113	115
Total assets	$11,240	$10,456

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,434	$2,248
Accrued expenses	2,571	2,672
Deferred revenue	199	245
Total current liabilities	5,204	5,165

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Paid-in capital	203,921	203,578
Treasury stock	(6,334)	(6,334)
Accumulated deficit	(191,558)	(191,960)
Total stockholders’ equity	6,036	5,291
Total liabilities and stockholders’ equity	$11,240	$10,456

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Transaction fees	$8,043	$7,565
Development and maintenance fees	67	90
Total revenues	8,110	7,655

Operating expenses:
Direct marketing	4,528	4,945
Sales and marketing	1,478	2,064
Technology	876	1,253
General and administrative	902	1,176
Total operating expenses	7,784	9,438
Income (loss) from operations	326	(1,783)
Interest income	76	92
Net income (loss)	$402	$(1,691)

Net income (loss) per share:
Basic	$0.10	$(0.41)
Diluted	$0.09	$(0.41)

Weighted-average shares used in computing per share amounts
Basic	4,119	4,085
Diluted	4,452	4,085

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$402	$(1,691)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	314	44
Depreciation and amortization	44	67
Net changes in operating assets and liabilities:
Accounts receivable	(608)	(678)
Prepaid expenses and other current assets	126	(57)
Other assets	2	11
Accounts payable	186	153
Accrued expenses	(102)	(132)
Deferred revenue	(45)	12
Net cash provided by (used in) operating activities	319	(2,271)

Cash flows from investing activities:
Redemptions of short-term investments	—	524
Purchases of short-term investments	(7)	(21)
Net cash (used in) provided by investing activities	(7)	503

Cash flows from financing activities:
Repayments of debt	—	(10)
Proceeds from issuance of common stock through stock plans	29	27
Net cash provided by financing activities	29	17
Net increase (decrease) in cash and cash equivalents	341	(1,751)
Cash and cash equivalents, beginning of period	6,750	9,073
Cash and cash equivalents, end of period	$7,091	$7,322

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

For the three months ended March 31, 2007, InsWeb reported income from operations of $0.3 million and cash flows from operations of $0.3 million. InsWeb incurred operating losses of $5.8 million in 2006, $6.3 million in 2005, and $9.2 million in 2004, and as of March 31, 2007, InsWeb’s accumulated deficit was $192.0 million. Historically, InsWeb’s operating activities have consumed substantial amounts of cash, cash equivalents and short-term investments ($3.6 million in 2006, $5.3 million in 2005, and $8.7 million in 2004) and may still require capital in the future. At March 31, 2007, InsWeb had $7.1 million in cash and cash equivalents. These historical losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. As a result of improvements to InsWeb’s revenue generating activities and reductions in its operating expenses, the Company expects to generate operating income for the year ending December 31, 2007. However, in the event that InsWeb is unable to generate revenues sufficient to offset its costs, the Company may be unable to grow its business at the rate desired, which could materially harm its business and financial results, and result in additional operating losses. In addition, if InsWeb is unable to maintain profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all.

2.  Basis of Presentation

The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”).  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2006 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  However, the Company believes the disclosures are adequate to make the information presented not misleading.

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflects the potential dilution that would occur if stock options had been exercised.  For the three months ended March 31, 2006, common equivalent shares from stock options and warrants were excluded from the computation of net loss per share-diluted as their effect was antidilutive.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. InsWeb adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on InsWeb’s financial statements.

3.  Share-Based Payments

The following table sets forth the total stock-based compensation expense resulting from stock options and the Purchase Plan included in the Company’s operating expenses in its condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006

Sales and marketing	$55	$44
Technology	32	—
General and administrative	227	—
Total share-based compensation expense	$314	$44

4.  Concentration of Risk — Significant Customers

For the three months ended March 31, 2007, three customers accounted for 15%, 12% and 10% of total revenues, respectively.  For the three months ended March 31, 2006, three customers accounted for 17%, 12% and 10% of total revenues, respectively. At March 31, 2007, two customers accounted for  21% and 15% of accounts receivable, respectively.  At December 31, 2006, three customers accounted for 24%, 11%, and 11% of accounts receivable, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Accrued lease obligations (see Note 7)	$1,489	$1,563
Accrued employee compensation	392	495
Deferred rent	442	463
Other	248	151
Total	$2,571	$2,672

6.  Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	2007	2006

Net income (loss)	$402	$(1,691)
Other comprehensive income - change in unrealized gain on investments	—	1
Total comprehensive income (loss)	$402	$(1,690)

7.  Commitments and Contingencies

Leases

InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of March 31, 2007, total future obligations for these facilities amounted to $3.8 million; these obligations are offset by total contractual future sublease income of approximately $3.2 million. Substantially all future sublease income is due from a sublessee who is a technology company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company has recorded an accrual of $1.5 million as of March 31, 2007 for lease commitments related to these formerly occupied facilities, compared to $1.6 million as of December 31, 2006.

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

8.  Subsequent Events

In April 2007, InsWeb announced the winding-down of its term life agency, as part of the Company’s ongoing efforts to narrow its strategic focus on the more profitable lead generation opportunities.  The Company will continue to offer term life insurance products to its consumers through its online insurance marketplace using a lead generation model. At the same time, InsWeb will continue to earn commission revenues (in diminishing amounts) throughout 2007 as term life applications taken prior to April 2007 are closed. The initial headcount reduction from the agency closure in April was 18 employees, with an additional reduction of 9 employees over the next six months, as the current in-process term life policies are completed.

Also in April 2007, the Company also announced a reorganization involving members of its senior staff.  The Company expects to record charges of approximately $0.5 million in the quarter ending June 30, 2007 relating to the winding-down of its term life agency and the reorganization of its senior staff.

Subsequent to March 31, 2007 and through May 4, 2007, the Company received cash of approximately $1.0 million from the exercise of 322,713 employee stock options.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, decreasing revenue and reduced participation in InsWeb’s marketplace, anticipated losses, the unpredictability of future revenues, reliance on key customers—property and casualty insurance carriers- who are themselves subject to volatility in their operating cycles, reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf, competition,  risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2006 and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

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

In 2004, InsWeb launched its agent network program which provides online auto insurance consumers access to local insurance agents. Prior to September 2005, the agent network program was conducted exclusively through an intermediary, NetQuote, Inc. To lessen InsWeb’s reliance on this intermediary, and to maximize its revenue potential, InsWeb launched a proprietary agent network program (“AgentInsider”) to provide leads directly to local insurance agents who have registered with InsWeb. AgentInsider was launched in September 2005 and complements the offering of our intermediary. For the quarter ended March 31, 2007, NetQuote represented 15% of auto transaction fee revenues, compared to 21% for the same quarter in 2006.  For the quarter ended March 31, 2007, 2,800 local personal lines insurance agents actively purchased consumer leads through the AgentInsider platform, representing 18% of auto transaction fee revenues; this compares to 2,200 local personal lines insurance agents who actively purchased consumer leads for the same quarter in 2006, representing 12% of auto transaction fee revenues. We expect that the agent network program, both through the intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees.

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 76% of our transaction revenues in 2006, compared to approximately 79% in 2005. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

For the quarter ended March 31, 2007, InsWeb reported income from operations of $0.3 million and cash flows from operations of $0.3 million. InsWeb incurred operating losses of $5.8 million in 2006, $6.3 million in 2005, and $9.2 million in 2004, and as of March 31, 2007, InsWeb’s accumulated deficit was $192.0 million. Historically, InsWeb’s operating activities have consumed substantial amounts of cash, cash equivalents and short-term investments ($3.6 million in 2006, $5.3 million in 2005, and $8.7 million in 2004) and may still require capital in the future. At March 31, 2007, InsWeb had $7.1 million in cash and cash equivalents. These historical losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. As a result of improvements to InsWeb’s revenue generating activities and reductions in its operating expenses, the Company expects to generate operating income for the year ending December 31, 2007. However, in the event that InsWeb is unable to generate revenues sufficient to offset its costs, the Company may be unable to grow its business at the rate desired, which could materially harm its business and financial results, and result in additional operating losses. In addition, if InsWeb is unable to maintain profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all.

Results of Operations

The following table sets forth statement of operations data with the respective percentage change from the prior year quarter:

	Quarter ended March 31,		Percentage change from
	2007	2006	prior period
Revenues:

Transaction fees:
Auto insurance	$6,411	$5,998	7%
Term life insurance	1,215	1,321	(8)%
Other insurance offerings	417	246	69%
	8,043	7,565	6%
Development and maintenance fees	67	90	(26)%
Total revenues	8,110	7,655	6%
Operating expenses:
Direct marketing	4,528	4,945	(8)%
Sales and marketing	1,478	2,064	(28)%
Technology	876	1,253	(30)%
General and administrative	902	1,176	(23)%
Total operating expenses	7,784	9,438	(18)%
Income (loss) from operations	$326	$(1,783)	n/m

The following table sets forth statement of operations data as a percentage of total revenues:

	Quarter ended March 31,
	2007	2006
Revenues:

Transaction fees:
Auto insurance	79.1%	78.3%
Term life insurance	15.0%	17.3%
Other insurance	5.1%	3.2%
Development and maintenance fees	0.8%	1.2%
Total revenues	100.0%	100.0%
Operating expenses:
Direct marketing	55.8%	64.6%
Sales and marketing	18.2%	27.0%
Technology	10.8%	16.4%
General and administrative	11.2%	15.3%
Total operating expenses	96.0%	123.3%
Income (loss) from operations	4.0%	(23.3)%

Revenues

Auto insurance marketplace metrics were as follows:

	Quarter ended March 31,		Percentage change from
(In thousands, except percentages and per consumer amounts)	2007	2006	prior period

Auto insurance transaction revenues	$6,411	$5,998	7%
Number of consumers	1,318	1,424	(7)%
Auto insurance transaction fees per consumer	$4.86	$4.21	15%

Term life marketplace metrics were as follows:

	Quarter ended March 31,		Percentage change from
(In thousands, except percentages and per consumer amounts)	2007	2006	prior period

Term life insurance transaction revenues	$1,215	$1,321	(8)%
Number of consumers	60	87	(31)%
Term life insurance transaction fees per consumer	$20.25	$15.18	33%
Number of closed term life policies	1,288	1,436	(10)%
Term life insurance transaction fees per closed term life policy	$943	$914	3%

Definitions:

“Number of consumers”	Represents a consumer who has started an InsWeb application.

“Transaction fees per consumer”	Represents transaction revenue earned per consumer who has started an application.

Transaction Fees.  Automobile insurance transaction fees (consisting of lead fees, commissions and Sponsored Web Link fees) increased to $6.4 million in the quarter ended March 31, 2007 from $6.0 million in the comparable period in 2006. The 7% increase in transaction fees was attributable to a 15% increase in the revenue earned per consumer, offset by a 7% decrease in the number of consumers shopping for automobile insurance on the InsWeb platform. Revenue per auto consumer increased to $4.86 in the quarter ended March 31, 2007 from $4.21 in the comparable period in 2006 as a result of the expansion of the AgentInsider program and improvements to our Sponsored Web Links program. Management expects revenue per auto consumer to increase throughout 2007 as AgentInsider continues to expand with the addition of local insurance agents.

Term life insurance transaction fees (consisting primarily of agency commissions and a limited amount of lead fees) decreased 8% to $1.2 million in the quarter ended March 31, 2007 from $1.3 million in the comparable period in 2006. The decrease in revenues was attributable to the 10% decrease in the number of closed term life policies.

In April 2007, InsWeb announced the winding-down of its term life agency, as part of the Company’s ongoing efforts to narrow its strategic focus on the more profitable lead generation opportunities.  The Company will continue to offer term life insurance products to its consumers through its online insurance marketplace using a lead generation model. At the same time, InsWeb will continue to earn commission revenues (in diminishing amounts) throughout 2007 as term life applications taken prior to April 2007 are closed. The initial headcount reduction from the agency closure in April was 18 employees, with an additional reduction of 9 employees over the next six months, as the current in-process term life policies are completed.

Other insurance transaction fees (consisting primarily of homeowners insurance lead fees) increased 69% to $0.4 million in the quarter ended March 31, 2007 from $0.2 million in the comparable period in 2006. The increase in revenues was attributable to the launch of our local agent network program, AgentInsider, and related marketing efforts to drive homeowners insurance consumers to the InsWeb marketplace. Management expects revenue from the homeowners insurance marketplace to increase throughout 2007 as AgentInsider expands with the addition of local insurance agents.

Operating Expenses

	Quarter ended March 31,		Percentage change from
(In thousands, except percentages)	2007	2006	prior period

Operating expenses:
Direct marketing	$4,528	$4,945	(8)%
Sales and marketing	1,478	2,064	(28)%
Technology	876	1,253	(30)%
General and administrative	902	1,176	(23)%

Direct marketing (consumer acquisition) metrics and costs were as follows:

	Quarter ended March 31,		Percentage change from
(In thousands, except percentages and per consumer amounts)	2007	2006	prior period

Direct marketing costs	$4,528	$4,945	(8)%
Direct marketing costs as a percent of transaction fees	56%	65%	(14)%
Number of consumers	1,455	1,556	(6)%
Direct marketing cost per consumer	$3.11	$3.18	(2)%
Transaction fee revenues per consumer	$5.53	$4.86	14%

Direct Marketing.  Direct marketing expenses consist of advertising, promotions and fees paid to online companies to drive consumer traffic to the InsWeb online marketplace. InsWeb’s marketing strategy is designed to increase consumer traffic to its website and to drive awareness of its insurance products and services. The Company employs various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to the InsWeb site. Fees related to the Company’s online marketing are expensed in the period the related consumer click-through occurs or, in some cases, when the consumer leads are generated. Direct marketing expenses decreased 8% to $4.5 million in the quarter ended March 31, 2007 from $4.9 million in the comparable period in 2006. This decrease in spending, and the resulting  6% decrease in consumer traffic compared to 2006 levels, is attributable to InsWeb’s focus on direct marketing opportunities that are capable of providing positive margins. Direct marketing expense as a percent of transaction revenues was 56% in the quarter ended March 31, 2007, compared to 65% in the comparable period in 2006. Management expects direct marketing expense as a percent of transaction revenues to continue to decrease due to the on-going improvements to the revenue model, in particular AgentInsider. Further, management expects direct marketing costs per consumer acquired will remain near current levels; and while the amount of consumer traffic driven to the InsWeb marketplace is expected to fluctuate during the year due to seasonality and the competitive environment for online consumers, we expect that overall consumer traffic for the year ending December 31, 2007 will be comparable to 2006 levels.

Sales and Marketing.  Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel and the personnel and related costs for InsWeb’s insurance agency operations, which includes selling agents, underwriters, supervisors and customer service groups. Sales and marketing expenses decreased to $1.5  million in the quarter ended March 31, 2007 from $2.1 million in the comparable period in 2006, a 28% decrease. This decrease was primarily due to the reduction in headcount completed in September 2006. Sales and marketing expenses for the remainder of 2007 are expected to decrease as a result of the headcount reduction associated with the closure of the term life agency.

Technology.  Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of carrier integration to the InsWeb online insurance marketplace. Technology expenses decreased to $0.9 million in the quarter ended March 31, 2007 from $1.3 million in the comparable period in 2006, a 30% decrease. This decrease was primarily due to the reduction in headcount completed in September 2006. Technology expenses for the remainder of 2007 are expected to remain at levels comparable to the quarter ended March 31, 2007.

General and Administrative.  General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $0.9  million in the quarter ended March 31, 2007 from $1.2 million in the comparable period in 2006, a 23% decrease. The decreases were due to reductions in headcount and other operating cost savings. General and administrative expenses for the remainder of 2007 are expected to remain at levels comparable to the quarter ended March 31, 2007.

Interest and Other Income, Net

Interest and other income was $76,000 in the quarter ended March 31, 2007, compared to $92,000 in the comparable period in 2006. Interest income represents income earned on InsWeb’s investment securities.

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

Accrual for Lease Obligations. InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of March 31, 2007, total future obligations for these facilities amounted to $3.8 million; these obligations are offset by total contractual future sublease income of approximately $3.2 million. Substantially all future sublease income is due from a sublessee that is a technology company with a limited operating history and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its contractual obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company maintains an accrual for formerly occupied facilities. The remaining accrual for lease obligations for formerly occupied facilities was $1.5 million at March 31, 2007, compared to $1.6 million at December 31, 2006. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

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

Income Taxes. InsWeb accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. InsWeb adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on InsWeb’s financial statements.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Quarter ended March 31,
	2007	2006
Cash (used in) provided by operating activities	$319	$(2,271)
Cash (used in) provided by investing activities	(7)	503
Cash provided by financing activities	29	17

At March 31, 2007, InsWeb’s principal source of liquidity was $7.1 million in cash and cash equivalents. Since inception, InsWeb has financed its operations primarily through the sale of preferred and common stock. Subsequent to March 31, 2007 and through May 4, 2007, the Company received cash of approximately $1.0 million from the exercise of 322,713 employee stock options.

For the quarter ended March 31, 2007, net cash provided by operating activities primarily consisted of InsWeb’s net income, increased by non-cash share-based compensation of $0.3 million and depreciation of property and equipment of $44,000.  An increase in accounts receivable and reductions in accrued expenses decreased the cash provided by operations, while a reduction in prepaid expenses and an increase in accounts payable increased the cash provided by operations . The significant increase in accounts receivable was a result of the revenue growth during the quarter.  The increase in accounts payable was a result of the significant increase in direct marketing activities during the quarter, increasing consumer traffic to the InsWeb marketplace and a corresponding increase in direct marketing costs. For the quarter ended March 31, 2006, net cash used in operating activities was $2.3 million. The primary components of the quarterly use of cash was the net loss of $1.7 million and an increase in accounts receivable of $0.7 million, partially offset by an increase in accounts payable of $0.2 million.

For the quarter ended March 31, 2007, net cash used in investing activities was $7,000, consisting of the purchases of short-term investments. For the quarter ended March 31, 2006, net cash provided by investing activities was $0.5 million, which primarily consisted of redemptions of short-term investments offset by the purchases of short-term investments. Investing activities will generally fluctuate in conjunction with operating activity needs.

For the quarter ended March 31, 2007, net cash provided by financing activities was $29,000 and was attributable to the exercise of  employee stock options. For the quarter ended March 31, 2006, net cash provided by financing activities was $17,000 and was primarily attributable to the exercise of  employee stock options.

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

Aggregate contractual cash obligations, net of contractual sublease income, as of March 31, 2007 is summarized as follows (in thousands):

Periods ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
Nine months ending December 31, 2007	$2,617	$(1,579)	$1,038
Year ending December 31, 2008	2,936	(1,615)	1,321
Year ending December 31, 2009	1,078	—	1,078
Year ending December 31, 2010	1,078	—	1,078
Year ending December 31, 2011	359	—	359
	$8,068	$(3,194)	$4,874

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to the Company’s disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission.

ITEM 4T.                                             CONTROLS AND PROCEDURES

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

(b)                                             There has been no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:                                               OTHER INFORMATION

ITEM 1.                                                 LEGAL PROCEEDINGS

See Part I, Item 1, “Financial Statements -  Note 7 — Commitments and Contingencies.”

ITEM 1A.                                            RISK FACTORS.

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission. There have been no material changes to the risk factors as disclosed

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

Dated: May 14, 2007	INSWEB CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Accounting Officer