Form 10-Q
period 2007-06-30
INSWEB CORP
filed 2007-08-14
CIK 1077370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 31, 2007 were 4,456,925 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:                 FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$8,293	$6,750
Accounts receivable, net	3,658	2,804
Prepaid expenses and other current assets	392	398
Total current assets	12,343	9,952
Property and equipment, net	312	389
Other assets	113	115
Total assets	$12,768	$10,456

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,341	$2,248
Accrued expenses	2,714	2,672
Deferred revenue	177	245
Total current liabilities	5,232	5,165

Commitments and contingencies

Stockholders’ equity:
Common stock	8	7
Paid-in capital	205,206	203,578
Treasury stock	(6,334)	(6,334)
Accumulated deficit	(191,344)	(191,960)
Total stockholders’ equity	7,536	5,291
Total liabilities and stockholders’ equity	$12,768	$10,456

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Transaction fees	$8,063	$7,429	$16,106	$14,994
Other	66	88	133	178
Total revenues	8,129	7,517	16,239	15,172

Operating expenses:
Direct marketing	4,597	5,158	9,125	10,103
Sales and marketing	1,327	1,967	2,805	4,031
Technology	777	1,216	1,653	2,469
General and administrative	1,323	1,074	2,225	2,250
Total operating expenses	8,024	9,415	15,808	18,853
Income (loss) from operations	105	(1,898)	431	(3,681)
Interest income	107	101	179	193
Other income	2	2,044	6	2,044

Net income (loss)	$214	$247	$616	$(1,444)

Net income (loss) per share:
Basic	$0.05	$0.06	$0.15	$(0.35)
Diluted	$0.04	$0.06	$0.13	$(0.35)

Weighted-Average shares used in computing per share amounts
Basic	4,340	4,089	4,208	4,087
Diluted	5,267	4,200	4,840	4,087

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$616	$(1,444)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	574	125
Depreciation and amortization	84	116
Net changes in operating assets and liabilities:
Accounts receivable	(855)	(939)
Prepaid expenses and other current assets	6	(179)
Other assets	2	9
Accounts payable	94	242
Accrued expenses	42	(85)
Deferred revenue	(68)	43
Net cash provided by (used in) operating activities	495	(2,112)

Cash flows from investing activities:
Redemptions of short-term investments	—	1,024
Purchases of short-term investments	—	(228)
Purchases of property and equipment	(6)	(75)
Net cash (used in) provided by investing activities	(6)	721

Cash flows from financing activities:
Repayments of debt	—	(10)
Proceeds from issuance of common stock through stock plans	1,054	35
Net cash provided by financing activities	1,054	25
Net increase (decrease) in cash and cash equivalents	1,543	(1,366)
Cash and cash equivalents, beginning of period	6,750	9,073
Cash and cash equivalents, end of period	$8,293	$7,707

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business of InsWeb

InsWeb Corporation operates an online insurance marketplace that enables consumers to comparison shop online and to obtain insurance company-sponsored quotes for a variety of insurance products, including automobile, homeowners and term life. InsWeb’s principal source of revenues is transaction fees from participating insurance providers. These fees are earned, generally, at the time a lead is delivered to a participating insurance provider or local agent. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, the consumer will complete the third party company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

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

For the three and six months ended June 30, 2007,  InsWeb reported income from operations of $0.2 million and $0.6 million, respectively.  InsWeb incurred operating losses of $5.8 million in 2006, $6.3 million in 2005, and $9.2 million in 2004, and as of June 30, 2007, InsWeb’s accumulated deficit was $191.0 million. Historically, InsWeb’s operating activities have consumed substantial amounts of cash, cash equivalents and short-term investments ($3.6 million in 2006, $5.3 million in 2005, and $8.7 million in 2004) and may require capital in the future. At June 30, 2007, InsWeb had $8.3 million in cash and cash equivalents. These historical losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities.  However, in the event that InsWeb is unable to generate revenues sufficient to offset its costs, the Company may be unable to grow at the rate desired, which could materially harm its business and financial results, and result in additional operating losses. In addition, if

InsWeb is unable to maintain profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all.

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of June 30, 2007 and the results of operations and cash flows for the three and six months ended June 30, 2007 and 2006. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

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

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflects the potential dilution that would occur if stock options had been exercised. For the six months ended June 30, 2006, common equivalent shares from stock options were excluded from the computation of net loss per share-diluted as their effect was antidilutive.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. InsWeb adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on InsWeb’s financial statements.

3. Share-Based Payments

The following table sets forth the total share-based compensation expense relating to the Company’s stock option and stock purchase plans included in the Company’s operating expenses in its condensed consolidated statements of operations for the three and six months ended June 30, 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Technology	$17	$10	$49	$10
Sales and marketing	59	27	114	71
General and administrative	184	44	411	44
Total share-based compensation expense	$260	$81	$574	$125

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Concentration of Risk — Significant Customers

For the three and six months ended June 30, 2007, three customers accounted for 16%, 15% and 12% and 15%, 13% and 11% of total revenues, respectively. For the three and six months ended June 30, 2006, three customers accounted for 15%, 11% and 10% and 16%, 11% and 10% of total revenues, respectively. At June 30, 2007, three customers accounted for 21%, 15% and 12% of accounts receivable. At December 31, 2006, two customers accounted for 18% and 12% of accounts receivable.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Accrued lease obligations (see Note 7)	$1,400	$1,563
Accrued employee compensation	474	495
Deferred rent	419	463
Fee sharing partners	328	93
Other	93	58
Total	$2,714	$2,672

6. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net income (loss)	$214	$247	$616	$(1,444)
Other comprehensive income - change in unrealized gain on investments	—	1	—	2
Comprehensive income (loss)	$214	$248	$616	$(1,442)

7. Commitments and Contingencies

Leases

InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of June 30, 2007, total future obligations for these facilities amounted to $3.1 million; these obligations are offset by total contractual future sublease income of approximately $2.7 million. Substantially all future sublease income is due from a sublessee who is a technology company with a history of operating losses and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company has recorded an accrual of $1.4 million as of June 30, 2007 for lease commitments related to these formerly occupied facilities, compared to $1.6 million as of December 31, 2006.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Commitments and Contingencies (continued)

Securities Class Action Lawsuit

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants accepted the settlement proposal. While the court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. There is no assurance that the settlement will be amended or renegotiated to comply with the Second Circuit’s ruling, and then approved. If the settlement is not amended or renegotiated and subsequently approved, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Subsequent Event

On July 10, 2007, InsWeb announced that it entered into a new one-year agreement with NetQuote, Inc. concerning the delivery of insurance leads. This agreement replaces an existing agreement between the parties that was due to expire on September 30, 2007. NetQuote represented 18% and 17% of InsWeb’s automobile transaction fee revenues for the three and six months ended June 30, 2007 respectively.

Under the terms of the new agreement, InsWeb and NetQuote will deliver automobile and homeowners insurance leads to the other party in exchange for a share of the revenue the recipient collects from distributing the lead to its network of agents and insurance providers. The new agreement also increases the number of times a lead may be distributed. In addition, NetQuote may participate as an advertiser in InsWeb’s pay-per-click program for automobile, homeowners, health, renters and small business insurance. Under the pay-per-click program, NetQuote will pay InsWeb a fee each time a consumer clicks on a NetQuote advertisement located on the InsWeb website. The agreement does not specify a minimum or maximum number of leads or clickthroughs that must be supplied or purchased during the one-year term.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, fluctuations in revenues, anticipated and unanticipated losses, the unpredictability of consumer shopping and/or buying behavior, especially on the internet, potential increases in advertising and marketing costs on the internet, the rate of adoption of the internet as a medium to acquire new customers by insurance companies and agents, reliance on key customers, who are themselves subject to volatility in their operating cycles, reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, litigation in which InsWeb is a party, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2006 and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

InsWeb (the “Company,” “InsWeb,” “we,” “us,” or “our”) operates an online insurance marketplace that enables consumers to comparison shop online and to obtain insurance company-sponsored quotes for a variety of insurance products, including automobile, homeowners and term life by electronically matching consumers and insurance providers. We have combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop our integrated online marketplace.

For the automobile and homeowners insurance products, our principal source of revenues is transaction fees from participating insurance providers. While quotes obtained through our online insurance marketplace are provided to consumers free of charge, we earns revenues when a qualified lead is delivered to a participating insurance provider or local agent. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, the consumer will complete the third party’s online application, and we will be paid a fee for that consumer link or click-through.

For term life insurance, the majority of our revenues prior to April 2007 consisted of commissions earned by our insurance agency subsidiary, InsWeb Insurance Services, Inc., upon the sale of a term life insurance policy. Although we will continue to earn commissions throughout 2007 (in decreasing amounts) as it winds down the term life agency book of business, an increasing percentage of revenues from the term life insurance product will be generated by the sale of leads to third parties.

For a variety of other insurance products, including renters and health insurance, we are paid a fee for the clickthrough of a consumer from our website to a third party’s website.

A less significant and declining source of revenues for us is development and maintenance fees that are paid by insurance companies that participate in our insurance marketplace. These fees are included in other revenues.

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance.  Automobile insurance accounted for approximately 76% of our transaction revenues in 2006, compared to approximately 79% in 2005. For the six-month period ending June 30, 2007, automobile insurance accounted for 79% of our transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

For the three and six months ended June 30, 2007, we reported net income of $0.2 million and $0.6 million respectively. We incurred operating losses of $5.8 million in 2006, $6.3 million in 2005, and $9.2 million in 2004, and as of June 30, 2007, our accumulated deficit was $191.0 million. Historically, our operating activities have consumed substantial amounts of cash, cash equivalents and short-term investments ($3.6 million in 2006, $5.3 million in 2005, and $8.7 million in 2004) and may require additional capital in the future. At June 30, 2007, we had $8.3 million in cash and cash equivalents. These historical losses and the related accumulated deficit are a result of the significant costs incurred in the development of our technology platform, the establishment of relationships with insurance companies, their integration with our site, and our marketing and sales activities. As a result of improvements to our revenue generating activities and reductions in our operating expenses, we expect to generate operating income for the year ending December 31, 2007. However, in the event that we are unable to generate revenues sufficient to offset our costs, we may be unable to grow at the rate desired, which could materially harm our business and financial results, and result in additional operating losses. In addition, if we are unable to maintain profitability, we may need to seek additional financing to continue its business operations. We cannot be certain that additional financing will be available when required, on favorable terms or at all.

Results of Operations

The following table sets forth statement of operations data with the respective percentage change from the comparative period in the prior year (in thousands, except percentages):

	Three months ended June 30,		Percentage change from
	2007	2006	prior period
Revenues:

Transaction fees:
Auto insurance	$6,566	$5,692	15%
Term life insurance	1,107	1,267	(13)%
Other insurance offerings	390	470	(17)%
	8,063	7,429	9%
Other	66	88	(25)%

Total revenues	8,129	7,517	8%
Operating expenses:
Direct marketing	4,597	5,158	(11)%
Sales and marketing	1,327	1,967	(33)%
Technology	777	1,216	(36)%
General and administrative	1,323	1,074	23%

Total operating expenses	8,024	9,415	(15)%

Income (loss) from operations	$105	$(1,898)	n/m

	Six months ended June 30,		Percentage change from
	2007	2006	prior period
Revenues:

Transaction fees:
Auto insurance	$12,977	$11,690	11%
Term life insurance	2,322	2,588	(10)%
Other insurance offerings	807	716	13%
	16,106	14,994	7%
Other	133	178	(26)%

Total revenues	16,239	15,172	7%
Operating expenses:
Direct marketing	9,125	10,103	(10)%
Sales and marketing	2,805	4,031	(30)%
Technology	1,653	2,469	(33)%
General and administrative	2,225	2,250	(1)%

Total operating expenses	15,808	18,853	(16)%

Income (loss) from operations	$431	$(3,681)	n/m

n/m – not meaningful

The following table sets forth statement of operations data as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Transaction fees:
Auto insurance	81%	76%	80%	77%
Other insurance	18%	23%	19%	22%
Other	1%	1%	1%	1%
Total	100%	100%	100%	100%
Operating expenses:
Direct marketing	57%	69%	56%	67%
Sales and marketing	16%	26%	17%	27%
Technology	10%	16%	10%	16%
General and administrative	16%	14%	14%	15%
Total	99%	125%	97%	125%
Income (loss) from operations	1%	(25)%	3%	(25)%

Direct marketing (consumer acquisition) metrics and costs and revenue per consumer were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per consumer amounts)	2007	2006	2007	2006

Direct marketing costs	$4,597	$5,158	$9,125	$10,103
Direct marketing costs as a percent of transaction fees	57%	69%	56%	67%
Number of consumers	1,532	1,518	2,987	3,074
Direct marketing cost per consumer	$3.00	$3.40	$3.06	$3.29
Total transaction fees per consumer	$5.26	$4.89	$5.39	$4.88

Marketplace metrics were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per consumer amounts)	2007	2006	2007	2006

Auto:
Revenues	$6,566	$5,692	$12,977	$11,690
Number of consumers	1,448	1,378	2,766	2,802
Transaction fees per consumer	$4.53	$4.13	$4.69	$4.17

All Other:
Revenues	$1,563	$1,825	$3,262	$3,482
Number of consumers	84	140	221	272
Transaction fees per consumer	$18.61	$13.04	$14.76	$12.80

Definitions:

“Number of consumers”	Represents a consumer who has started an InsWeb application.
“Transaction fees per consumer”	Represents transaction revenue earned per consumer who has started an application.

Transaction Fees. Automobile insurance transaction fees (consisting of lead fees and clickthrough fees) increased to $6.6 million and $13.0 million for the three and six months ended June 30, 2007, respectively, from $5.7 million and $11.7 million for the comparable periods in 2006. The increases in transaction fees were attributable to improvements to our lead generation program and higher click-through fees.These improvements increased revenue per auto consumer to $4.53 and $4.69 for the three and six month periods ended June 30, 2007 from $4.13 and $4.17 for the comparable periods in 2006. We expect revenue per auto consumer to increase throughout 2007, relative to 2006, as we continue to focus on expanding the base of insurance agents purchasing leads through our AgentInsider program.

Term life insurance transaction fees (consisting primarily of agency commissions and a limited amount of lead fees) decreased to $1.1 million and $2.3 million for the three and six months ended June 30, 2007, respectively, from $1.3 million and $2.6 million for the comparable periods in 2006. The decrease in term life revenues resulted from the reduction in sales of new term life insurance policies following our decision in April 2007 to wind-down its term life agency in order to narrow its strategic focus on more profitable lead generation opportunities. We will continue to offer term life insurance products to our consumers through our online insurance marketplace using a lead generation model. At the same time, we will continue to earn commission revenues (in diminishing amounts) throughout 2007 as term life applications taken prior to April 2007 are closed.

Other insurance transaction fees (consisting primarily of homeowners insurance lead fees) were $0.4 million and $0.8 million for the three and six months June 30, 2007, respectively, as compared to $0.5 million and $0.7 million for the comparable periods in 2006. We expect revenue from the homeowners insurance marketplace to increase throughout the balance of 2007 as AgentInsider expands with the addition of local insurance agents.

Operating Expenses

	Three months ended June 30,		Percentage change from
(in thousands, except percentages)	2007	2006	prior period

Operating expenses:
Direct marketing	$4,597	$5,158	(11)%
Sales and marketing	1,327	1,967	(33)%
Technology	777	1,216	(36)%
General and administrative	1,323	1,074	23%

	Six months ended June 30,		Percentage change from
(in thousands, except percentages)	2007	2006	prior period

Operating expenses:
Direct marketing	$9,125	$10,103	(10)%
Sales and marketing	2,805	4,031	(30)%
Technology	1,653	2,469	(33)%
General and administrative	2,225	2,250	(1)%

Direct Marketing. Direct marketing expenses consist of advertising, promotions and fees paid to online companies to drive consumer traffic to the InsWeb online marketplace. Our marketing strategy is designed to increase consumer traffic to its website and to drive awareness of its insurance products and services. We employ various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to the InsWeb site. Fees related to our online marketing are expensed in the period in which the consumer clicks through from a partner’s website to InsWeb’s website, or in some cases, when the consumer’s activity on the InsWeb website generates a lead to an insurance provider. Direct marketing expenses decreased to $4.6 million and $9.1 million for the three and six months ended June 30, 2007 respectively, from $5.2 million and $10.1 million for the comparable periods in 2006. This decrease in spending, and the resulting 4% decrease in consumer traffic compared to 2006 levels, is attributable to our focus on direct marketing opportunities that provide incremental revenue in excess of the cost of direct marketing. Direct marketing expense as a percent of transaction revenues was 57% and 56% for the three and six months ended June 30, 2007, respectively, compared to 69% and 67% for the comparable periods in 2006. Direct Marketing expenses per consumer were $3.00 and $3.06 for the three and six months ended June 30, 2007, respectively, down from $3.40 and $3.29 for the comparable periods in 2006.  We expect direct marketing expenses per consumer to remain at or near current levels for the remainder of 2007. While the amount of consumer traffic driven to the our marketplace is expected to fluctuate during the year due to seasonality and the competitive environment for online consumers, we expect that consumer traffic for 2007 in total should increase compared to 2006 levels.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our sales and marketing personnel and the personnel and related costs for our insurance agency operations, which includes selling agents, underwriters, supervisors and customer service groups. Sales and marketing expenses decreased to $1.3 million and $2.8 million for the three and six months ended June 30, 2007, respectively, from $2.0 million and $4.0 million for the comparable periods in 2006. This decrease was primarily due to the winding-down of our term life agency beginning in April 2007 and the unrelated reduction in headcount completed in September 2006. Sales and marketing expenses for the remainder of 2007 are expected to decrease as a result of further headcount reduction associated with the closure of the term life agency.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of our technology initiatives. Technology expenses decreased to $0.8 million and $1.7 million for the three and six months ended June 30, 2007, respectively, from $1.2 million and $2.5 million for the comparable periods in 2006. This decrease was primarily due to the reduction in headcount completed in September 2006. Technology expenses for the remainder of 2007 are expected to remain at or near current levels.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses were $1.3 million and $2.2 million for the three and six months ended June 30, 2007, respectively, as compared to $1.1 million and $2.3 million for the comparable periods in 2006. The increase in general and administrative expenses for the three months ended June 30, 2007 was due to severance related benefits associated with the reorganization of our senior management team. General and administrative expenses are expected to decrease for the remainder of 2007.

Interest Income

Interest income was $107,000 and $179,000 for the three and six months ended June 30, 2007, respectively, and $101,000 and $193,000, respectively, for the comparable periods in 2006. Interest income represents interest earned on InsWeb’s investment securities.

Other Income

Other income was $2,000 and $6,000 for the three and six months ended June 30, 2007, respectively. Other income for the three and six months ended June 30, 2006 includes a gain of $2.0 million that was recognized in connection with the sale of InsWeb Insurance Services’ property and casualty agency book of business.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accrual for Lease Obligations. We are contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of June 30, 2007, total future obligations for these facilities amounted to $3.1 million; these obligations are offset by total contractual future sublease income of approximately $2.7 million. Substantially all future sublease income is due from a sublessee that is a technology company with a history of operating losses and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its contractual obligations under the amended sublease, We would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, We must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, We maintain an accrual for formerly occupied facilities. The remaining accrual for lease obligations for formerly occupied facilities was $1.4 million at June 30, 2007, compared to $1.6 million at December 31, 2006. If these estimates or their related assumptions change in the future, We may be required to record a charge to increase its existing accrual.

Contingencies. As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements in Part I of this report, a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering. Although some claims against InsWeb in this class action have been dismissed and a settlement of these proceedings has been proposed and accepted, the certification of the plaintiff’s class has been vacated by the Second Circuit Court of Appeals, and the proceedings in the lawsuit have been stayed. Acccordingly, we cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. We believe it has meritorious defenses; however we cannot assure that we will prevail in this action. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

Share-Based Compensation. We account for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Under the provisions of SFAS No. 123(R), stock-based compensation cost is generally estimated at the measurement date, generally the grant date, based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional discussion in Note 3 of the Notes to Consolidated Financial Statements.

Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

The carrying value of our deferred tax assets, which was approximately $76 million at December 31, 2006, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets for continuing operations to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable. In addition, our ability to utilize our net operating loss carry forwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may significantly limit, on an annual basis, our future use of our net operating loss carry forwards. The amount, if any, of such limitations has not yet been determined.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Six months ended June 30,
	2007	2006
Cash provided by (used in) operating activities	$495	$(2,112)
Cash (used in) provided by investing activities	(6)	721
Cash provided by financing activities	1,054	25

At June 30, 2007, InsWeb’s principal source of liquidity was $8.3 million in cash and cash equivalents. Since inception, we have financed our operations primarily through the sale of common stock.

For the six months ended June 30, 2007, net cash provided by operating activities primarily consisted of our net income, increased by non-cash share-based compensation of $0.6 million and depreciation and amortization of property and equipment of $84,000. An increase in accounts receivable of $0.9 million decreased cash provided by operations, while an increase in accounts payable of $94,000 increased cash provided by operations. The increase in accounts receivable was a result of the revenue growth during the year. For the comparable six month period ended June 30, 2006, net cash used in operating activities was $2.1 million, primarily consisting of a net loss of $1.4 million and an increase in accounts receivable of $0.9 million.

For the six months ended June 30, 2007, net cash used in investing activities was $6,000 representing purchases of property and equipment. For the six months ended June 30, 2006, net cash provided by investing activities was $0.7 million, which primarily consisted of redemptions of short-term investments offset by the purchases of short-term investments.

For the six months ended ended June 30, 2007 and 2006, net cash provided by financing activities was $1.1 million and $25,000 and was attributable to the exercise of employee stock options.

We lease office facilities under non-cancelable operating leases, which expire at various dates through April 2011, including a 10-year lease agreement through 2011 for office space in the Sacramento area which currently houses our corporate headquarters. we have options to extend the lease at the end of the lease term, and have the right of first refusal on other office space in the complex. In addition, as described under Accrual for Lease Obligations, we have entered into various sublease arrangements associated with previously exited facilities that have terms extending through September 2008.

Aggregate contractual cash obligations, net of contractual sublease income, as of June 30, 2007 is summarized as follows (in thousands):

Periods ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
Six months ending December 31, 2007	$1,751	$(1,059)	$692
Year ending December 31, 2008	2,936	(1,615)	1,321
Year ending December 31, 2009	1,078	—	1,078
Year ending December 31, 2010	1,078	—	1,078
Year ending December 31, 2011	359	—	359
	$7,202	$(2,674)	$4,528

We currently anticipate that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Although we do not anticipate the need for additional financing, we nevertheless may require additional funds to meet operating needs, or to expand our business internally or through acquisition. We cannot be certain that additional financing will be available when required, on favorable terms or at all. If we are not successful in raising additional capital as required, our business could be materially harmed. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission.

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

(b)                                             There has been no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2007	INSWEB CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Accounting Officer