Form 10-Q
period 2007-09-30
INSWEB CORP
filed 2007-11-14
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐  No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 31, 2007 were 4,528,720 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$8,491	$6,750
Accounts receivable, net	5,104	2,804
Prepaid expenses and other current assets	448	398
Total current assets	14,043	9,952
Property and equipment, net	284	389
Other assets	114	115
Total assets	$14,441	$10,456

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,727	$2,248
Accrued expenses	2,916	2,672
Deferred revenue	199	245
Total current liabilities	5,842	5,165

Commitments and contingencies

Stockholders’ equity:
Common stock	8	7
Paid-in capital	205,805	203,578
Treasury stock	(6,334)	(6,334)
Accumulated deficit	(190,880)	(191,960)
Total stockholders’ equity	8,599	5,291
Total liabilities and stockholders’ equity	$14,441	$10,456

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Transaction fees	$9,167	$7,421	$25,273	$22,415
Other	64	84	197	262
Total revenues	9,231	7,505	25,470	22,677

Operating expenses:
Direct marketing	5,899	5,198	15,024	15,300
Sales and marketing	1,251	1,896	4,056	5,927
Technology	691	1,269	2,344	3,738
General and administrative	1,034	829	3,259	3,080
Total operating expenses	8,875	9,192	24,683	28,045
Income (loss) from operations	356	(1,687)	787	(5,368)
Interest income	108	92	287	286
Other income	—	5	6	2,048

Income (loss) before income taxes	$464	$(1,590)	$1,080	$(3,034)

Provision for income taxes	—	—	—	—

Net income (loss)	$464	$(1,590)	$1,080	$(3,034)

Net income (loss) per share:
Basic	$0.10	$(0.39)	$0.25	$(0.74)
Diluted	$0.08	$(0.39)	$0.21	$(0.74)

Weighted-Average shares used in computing per share amounts
Basic	4,495	4,093	4,331	4,089
Diluted	5,515	4,093	5,108	4,089

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,080	$(3,034)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	838	246
Depreciation and amortization	121	165
Net changes in operating assets and liabilities:
Accounts receivable	(2,300)	(631)
Prepaid expenses and other current assets	(50)	(105)
Other assets	1	9
Accounts payable	479	949
Accrued expenses	244	(446)
Deferred revenue	(46)	57
Net cash provided by (used in) operating activities	367	(2,790)

Cash flows from investing activities:
Redemptions of short-term investments	—	1,462
Purchases of short-term investments	—	(228)
Purchases of property and equipment	(15)	(75)
Net cash (used in) provided by investing activities	(15)	1,159

Cash flows from financing activities:
Repayments of debt	—	(10)
Proceeds from issuance of common stock through stock plans	1,389	42
Net cash provided by financing activities	1,389	32
Net increase (decrease) in cash and cash equivalents	1,741	(1,599)
Cash and cash equivalents, beginning of period	6,750	9,073
Cash and cash equivalents, end of period	$8,491	$7,474

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business of InsWeb

                InsWeb Corporation operates an online insurance marketplace that enables consumers to obtain multiple insurance quotes for a variety of insurance products, including automobile, homeowners and term life. InsWeb’s principal source of revenues is transaction fees from participating insurance providers. These fees are earned, generally, at the time a lead is delivered to a participating insurance provider or agent. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, InsWeb will be paid a fee for that consumer link or click-through whether or not the consumer completes the third party company’s online application.

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, uncertain economic conditions which could result in lower growth rates, the changing nature of the electronic commerce industry, variations in the availability and cost of acquiring consumer traffic, unpredictability of future revenues, reliance on key customers — insurance carriers, agents and other providers — who are themselves subject to volatility in their operating cycles, and reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf. These risks and uncertainties, among others, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated.  In light of the evolving nature of InsWeb’s business to better capitalize on its position as a leading insurance portal, including the current expansion of InsWeb’s agent network program, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, there is no assurance that InsWeb will be able to achieve or sustain profitability.

                For the three and nine months ended September 30, 2007,  InsWeb reported income from operations of $0.4 million and $0.8 million, respectively.  InsWeb incurred operating losses of $5.8 million in 2006, $6.3 million in 2005, and $9.2 million in 2004 As of September 30, 2007, InsWeb’s accumulated deficit was $190.9 million. At September 30, 2007, InsWeb had $8.5 million in cash and cash equivalents.  Historically, InsWeb’s operating activities have consumed substantial amounts of cash, cash equivalents and short-term investments ($3.6 million in 2006, $5.3 million in 2005, and $8.7 million in 2004) and may require capital in the future. These historical losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. However, in the event that InsWeb is unable to generate revenues sufficient to offset its costs, the Company may be unable to grow at the rate desired, which could materially harm its business and financial results, and result in additional operating losses. In addition, if InsWeb is unable to maintain profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all.

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of September 30, 2007 and the results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

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

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflects the potential dilution that would occur if stock options had been exercised. For the nine months ended September 30, 2006, common equivalent shares from stock options were excluded from the computation of net loss per share-diluted as their effect was antidilutive.

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

3. Share-Based Payments

The following table sets forth the total share-based compensation expense  relating to the Company’s stock option and stock purchase plans included in the Company’s operating expenses in its condensed consolidated statements of operations for the three and nine months ended September 30, 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Technology	$21	$11	$70	$21
Sales and marketing	65	25	179	96
General and administrative	178	85	589	129
Total share-based compensation expense	$264	$121	$838	$246

4. Concentration of Risk — Significant Customers

For the three and nine months ended September 30, 2007, two customers accounted for 17% and 16%  and three customers accounted for 16%, 13% and 12% of total revenues, respectively. For the three and nine months ended September 30, 2006, three customers accounted for 19%, 10% and 9% and 17%, 11% and 10% of total revenues, respectively. At September 30, 2007, three customers accounted for 21%, 14% and 11% of accounts receivable. At December 31, 2006, two customers accounted for 18% and 12% of accounts receivable.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2007	December 31, 2006

Accrued lease obligations (see Note 7)	$1,325	$1,563
Accrued employee compensation	341	495
Deferred rent	396	463
Fee sharing partners	832	93
Other	22	58
Total	$2,916	$2,672

6. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net income (loss)	$464	$(1,590)	$1,080	$(3,034)
Other comprehensive income - change in unrealized gain on investments	—	—	—	2
Comprehensive income (loss)	$464	$(1,590)	$1,080	$(3,032)

7. Commitments and Contingencies

Leases

InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of September 30, 2007, total future obligations for these facilities amounted to $2.5 million; these obligations are offset by total contractual future sublease income of approximately $2.2 million. Substantially all future sublease income is due from a sublessee who is a technology company with a history of operating losses and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its obligations under the amended sublease, InsWeb would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the estimated future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company has recorded an accrual of $1.3 million as of September 30, 2007 for lease commitments related to these formerly occupied facilities, compared to $1.6 million as of December 31, 2006. InsWeb continues to monitor its risk of loss to determine whether a change in the estimated lease loss accrual may be necessary in the near term.

Securities Class Action Lawsuit

                A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants accepted the settlement proposal. While the court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Because of the significant technical barriers presented by the Court’s decision, the parties withdrew the proposed settlement and the plaintiffs filed an amended complaint.  There is no assurance that a new settlement will be negotiated, and then approved. If the settlement is not negotiated and subsequently approved, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Section 16(b) Lawsuit

A lawsuit was filed by a shareholder against InsWeb and its IPO underwriters on October 12, 2007. The suit alleges that: 1) the IPO underwriters and unspecified officers, directors, and shareholders constituted a “group” that owned in excess of 10% of InsWeb’s outstanding stock; 2) the IPO underwriters were therefore subject to the short swing trading prohibitions of §16(b); and 3) the IPO underwriters engaged in purchases and sales, or sales and purchases within periods of less than six months in violation of §16(b). The suit seeks disgorgement of all profits received by the underwriters, with interest and attorneys fees, for transaction in violation of §16(b). InsWeb, as the statutory beneficiary of any §16(b) recovery, is a nominal defendant in the lawsuit. Similar lawsuits against underwriters of other public companies have been filed by the same plaintiff and law firm.  The litigation is in the preliminary stage, and InsWeb cannot predict its outcome; however if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows .

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

Overview

InsWeb (the “Company,” “InsWeb,” “we,” “us,” or “our”) operates an online insurance marketplace that enables consumers to obtain insurance quotes for a variety of insurance products, including automobile, homeowners and term life by electronically matching consumers and insurance providers. We have combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop our integrated online marketplace.

For the automobile and homeowners insurance products, our principal source of revenues is transaction fees from participating insurance providers. While quotes obtained through our online insurance marketplace are provided to consumers free of charge, we earn revenues when a qualified lead is delivered to a participating insurance provider or local agent. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, we will be paid a fee for that consumer link or click-through whether or not the consumer completes the third party’s online application.

For term life insurance, the majority of our revenues prior to April 2007 consisted of commissions earned by our insurance agency subsidiary, InsWeb Insurance Services, Inc., upon the sale of a term life insurance policy. We will continue to earn commissions throughout 2007 (in decreasing amounts) even as we wind down the term life agency book of business.  However, an increasing percentage of future revenues from the term life insurance product will be generated by the sale of leads to third parties.

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

InsWeb has focused its efforts on automobile insurance, which accounted for approximately 76% of our transaction revenues in 2006, compared to approximately 79% in 2005. For the nine-month period ending September 30, 2007, automobile insurance accounted for 83% of our transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

                For the three and nine months ended September 30, 2007, we reported operating income of $0.4 million and $0.8 million respectively. We incurred operating losses of $5.8 million in 2006, $6.3 million in 2005, and $9.2 million in 2004, and as of September 30, 2007, our accumulated deficit was $190.9 million. At September 30, 2007, we had $8.5 million in cash and cash equivalents.Historically, our operating activities have consumed substantial amounts of cash, cash equivalents and short-term investments ($3.6 million in 2006, $5.3 million in 2005, and $8.7 million in 2004) and may require additional capital in the future. These historical losses and the related accumulated deficit are a result of the significant costs incurred in the development of our technology platform, the establishment of relationships with insurance companies, their integration with our site, and our marketing and sales activities. As a result of improvements to our revenue generating activities and reductions in our operating expenses, we expect to generate operating income for the year ending December 31, 2007. However, in the event that we are unable to generate revenues sufficient to offset our costs, we may be unable to grow at the rate desired, which could materially harm our business and financial results, and result in additional operating losses. In addition, if we are unable to maintain profitability, we may need to seek additional financing to continue our business operations. We cannot be certain that additional financing will be available when required, on favorable terms or at all.

Results of Operations

The following table sets forth statement of operations data with the respective percentage change from the comparative period in the prior year (in thousands, except percentages):

	Three months ended September 30,		Percentage change from
	2007	2006	prior period
Revenues:

Transaction fees:
Auto insurance	$7,995	$5,549	44%
Term life insurance	611	1,310	(53)
Other insurance offerings	561	562	—
	9,167	7,421	24
Other	64	84	(24)

Total revenues	9,231	7,505	23
Operating expenses:
Direct marketing	5,899	5,198	13
Sales and marketing	1,251	1,896	(34)
Technology	691	1,269	(46)
General and administrative	1,034	829	25

Total operating expenses	8,875	9,192	(3)

Income (loss) from operations	$356	$(1,687)	n/m

	Nine months ended September 30,		Percentage change from
	2007	2006	prior period
Revenues:

Transaction fees:
Auto insurance	$20,972	$17,239	22%
Term life insurance	2,933	3,898	(25)
Other insurance offerings	1,368	1,278	7
	25,273	22,415	13
Other	197	262	(25)

Total revenues	25,470	22,677	12
Operating expenses:
Direct marketing	15,024	15,300	(2)
Sales and marketing	4,056	5,927	(32)
Technology	2,344	3,738	(37)
General and administrative	3,259	3,080	6

Total operating expenses	24,683	28,045	(12)

Income (loss) from operations	$787	$(5,368)	n/m

n/m — not meaningful

Results of Operations (continued)

The following table sets forth statement of operations data as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Transaction fees:
Auto insurance	86%	74%	82%	76%
Other insurance	13	25	17	23
Other	1	1	1	1
Total	100	100	100	100
Operating expenses:
Direct marketing	64	69	59	68
Sales and marketing	14	25	16	26
Technology	7	17	9	17
General and administrative	11	11	13	13
Total	96	122	97	124
Income (loss) from operations	4%	(22)%	3%	(24)%

Direct marketing (consumer acquisition) metrics and costs and revenue per consumer were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per consumer amounts)	2007	2006	2007	2006

Direct marketing costs	$5,899	$5,198	$15,024	$15,300
Direct marketing costs as a percent of total revenues	64%	69%	59%	68%
Number of consumers	1,966	1,514	4,953	4,588
Direct marketing cost per consumer	$3.00	$3.43	$3.03	$3.34
Total transaction fees per consumer	$4.66	$4.90	$5.10	$4.89

Marketplace metrics were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per consumer amounts)	2007	2006	2007	2006

Auto:
Transaction revenues	$7,995	$5,549	$20,972	$17,239
Number of consumers	1,802	1,359	4,568	4,161
Transaction fees per consumer	$4.44	$4.08	$4.59	$4.14

All Other:
Transaction revenues	$1,172	$1,872	$4,301	$5,176
Number of consumers	164	155	385	427
Transaction fees per consumer	$7.15	$12.08	$11.17	$12.12

Definitions:

“Number of consumers”	Represents consumer acquired from marketing activities.

“Transaction fees per consumer”	Represents transaction revenue earned per consumer who has started an application.

Transaction Fees. Automobile insurance transaction fees (consisting of lead fees and clickthrough fees) increased to $8.0 million and $21.0 million for the three and nine months ended September 30, 2007, respectively, from $5.5 million and $17.2 million for the comparable periods in 2006. The increases in transaction fees were attributable to improvements to our lead generation program and higher click-through fees.These improvements increased revenue per auto consumer to $4.44 and $4.59 for the three and nine month periods ended September 30, 2007 from $4.08 and $4.14 for the comparable periods in 2006. We expect revenue per auto consumer to decrease slightly in the fourth quarter of 2007, due to traditional seasonality. Term life insurance transaction fees (consisting primarily of agency commissions and a limited amount of lead fees) decreased to $0.6 million and $2.9 million for the three and nine months ended September 30, 2007, respectively, from $1.3 million and $3.9 million for the comparable periods in 2006. The decrease in term life revenues resulted from the reduction in sales of new term life insurance policies following our decision in April 2007 to wind-down our term life agency in order to focus on more profitable lead generation opportunities. We continue to offer term life insurance products to our consumers through our online insurance marketplace using a lead generation model. At the same time, we still continue to earn commission revenues (in diminishing amounts) throughout 2007 as term life applications taken prior to April 2007 are closed.

Other insurance transaction fees (consisting primarily of homeowners insurance lead fees) were $0.6 million and $1.4 million for the three and nine months September 30, 2007, respectively, as compared to $0.6 million and $1.3 million for the comparable periods in 2006. We expect revenue from the homeowners insurance marketplace to decrease during the remainder of 2007 due to seasonality.

Operating Expenses

	Three months ended September 30,		Percentage change from
(in thousands, except percentages)	2007	2006	prior period

Operating expenses:
Direct marketing	$5,899	$5,198	13%
Sales and marketing	1,251	1,896	(34)
Technology	691	1,269	(46)
General and administrative	1,034	829	25

	Nine months ended September 30,		Percentage change from
(in thousands, except percentages)	2007	2006	prior period

Operating expenses:
Direct marketing	$15,024	$15,300	(2)%
Sales and marketing	4,056	5,927	(32)
Technology	2,344	3,738	(37)
General and administrative	3,259	3,080	6

Direct Marketing. Direct marketing expenses consist of advertising, promotions and fees incurred to drive consumer traffic to the InsWeb online marketplace. Our marketing strategy is designed to increase consumer traffic to our website and to drive awareness of our insurance products and services. We employ various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to the InsWeb site as well as partnerships with other online lead generators that use our network.  Fees related to our online marketing are expensed in the period in which the consumer clicks through from a partner’s website to InsWeb’s website, or in some cases, when the consumer’s activity on the InsWeb website generates a lead to an insurance provider. Direct marketing expenses for the three months ending September 30, 2007 increased to $5.9 million from $5.2 million in the comparable period in 2006. However, direct marketing expenses for the nine months ended September 30, 2007 decreased to $15 million, from $15.3 million for the comparable period in 2006. This overall decrease in spending, and the resulting 8% increase in consumer traffic compared to 2006 levels, is attributable to our focus on direct marketing opportunities that provide incremental revenue in excess of the cost of direct marketing. Direct marketing expense as a percent of total revenues was 64% and 59% for the three and nine months ended September 30, 2007, respectively, compared to 69% and 68% for the comparable periods in 2006. Direct Marketing expenses per consumer were $3.00 and $3.03 for the three and nine months ended September 30, 2007, respectively, down from $3.43 and $3.34 for the comparable periods in 2006.  We expect direct marketing expenses per consumer to remain at or near current levels for the remainder of 2007. While the amount of consumer traffic driven to our marketplace is expected to decrease slightly during the remainder of 2007, due to expected seasonality and the competitive environment for online consumers, we expect that consumer traffic for 2007 in total should increase compared to 2006 levels.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our sales and marketing personnel. Sales and marketing expenses decreased to $1.3 million and $4.1 million for the three and nine months ended September 30, 2007, respectively, from $1.9 million and $5.9 million for the comparable periods in 2006. This decrease was primarily due to the winding-down of our term life agency beginning in April 2007 and the unrelated reduction in headcount completed in September 2006. Sales and marketing expenses for the remainder of 2007 are expected to remain at or near current levels.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with the planning, design and implementation of our technology initiatives. Technology expenses decreased to $0.7 million and $2.3 million for the three and nine months ended September 30, 2007, respectively, from $1.3 million and $3.7 million for the comparable periods in 2006. This decrease was primarily due to the reduction in headcount completed in September 2006. Technology expenses for the remainder of 2007 are expected to remain at or near current levels.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses were $1.0 million and $3.3 million for the three and nine months ended September 30, 2007, respectively, as compared to $0.8 million and $3.1 million for the comparable periods in 2006. The increase in general and administrative expenses for the three months ended September 30, 2007 was due to relocation related benefits associated with the reorganization of our senior management team in the quarter ending June 30, 2007. General and administrative expenses are expected to remain at or near current levelsfor the remainder of 2007.

Interest Income

Interest income was $108,000 and $287,000 for the three and nine months ended September 30, 2007, respectively, and $92,000 and $286,000, respectively, for the comparable periods in 2006. Interest income represents interest earned on InsWeb’s investment securities.

Other Income

Other income was $0 and $6,000 for the three and nine months ended September 30, 2007, respectively. Other income for the three and nine months ended September 30, 2006 was $5,000 and $2.0 million. Other income for the nine months ended September 30, 2006 primarily represents a gain of $2.0 million that was recognized in connection with the sale of InsWeb Insurance Services’ property and casualty agency book of business in the second quarter of 2006.

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

Accrual for Lease Obligations. We are contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of September 30, 2007, total future obligations for these facilities amounted to $2.5 million; these obligations are offset by total contractual future sublease income of approximately $2.2 million. Substantially all future sublease income is due from a sublessee that is a technology company with a history of operating losses and, therefore, there are inherent risks and uncertainties associated with its future operations and its ability to discharge its obligations through the term of the sublease. In the event that the sublessee defaults on its contractual obligations under the amended sublease, We would be responsible for making the required lease payments to the landlord through the remaining term of the lease. In connection with this lease and other lease obligations for formerly occupied facilities, We must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, we maintain an accrual for formerly occupied facilities and continue to monitor the risk of loss to determine whether a change in estimate is necessary in the near term. The remaining accrual for lease obligations for formerly occupied facilities was $1.3 million at September 30, 2007, compared to $1.6 million at December 31, 2006. If these estimates or their related assumptions change in the future, We may be required to record a charge to increase its existing accrual. InsWeb continues to monitor its risk of loss to determine whether a change in the estimated lease loss accrual may be necessary in the near term.

Contingencies. As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements in Part I of this report, a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering. Although some claims against InsWeb in this class action have been dismissed and a settlement of these proceedings was proposed and accepted, the certification of the plaintiff’s class was vacated by the Second Circuit Court of Appeals. Accordingly, the plaintiffs have filed an amended complaint. We cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. We believe it has meritorious defenses; however we cannot assure that we will prevail in this action. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

Also as described in Note 7, InsWeb is the nominal defendant in a lawsuit filed against its IPO underwriters. The suit seeks disgorgement of all profits received by the underwriters, with interest and attorneys fees, for short-swing trading transactions in violation of §16(b). Similar lawsuits against underwriters of other public companies have been filed by the same plaintiff and law firm.  The litigation is in the preliminary stage, and InsWeb cannot predict its outcome; however if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Cash provided by (used in) operating activities	$367	$(2,790)
Cash (used in) provided by investing activities	(15)	1,159
Cash provided by financing activities	1,389	32

At September 30, 2007, InsWeb’s principal source of liquidity was $8.5 million in cash and cash equivalents. Since inception, we have financed our operations primarily through the sale of common stock.

For the nine months ended September 30, 2007, net cash provided by operating activities primarily consisted of our net income, increased by non-cash share-based compensation of $0.8 million and depreciation and amortization of property and equipment of $0.1 million. An increase in accounts receivable of $2.3 million decreased cash provided by operations, while an increase in accounts payable and accrued expenses of $0.7 million increased cash provided by operations. The increase in accounts receivable was a result of the revenue growth during the year. For the comparable nine month period ended September 30, 2006, net cash used in operating activities was $2.8 million, primarily consisting of a net loss of $3.0 million and an increase in accounts receivable of $0.6 million, partially offset by an increase of accounts payable of $0.9 million.

For the nine months ended September 30, 2007, net cash used in investing activities was $15,000 primarily representing purchases of property and equipment. For the nine months ended September 30, 2006, net cash provided by investing activities was $1.2 million, which primarily consisted of redemptions of short-term investments offset by the purchases of short-term investments.

For the nine months ended ended September 30, 2007 and 2006, net cash provided by financing activities was $1.4 million and $32,000 and was primarily attributable to the exercise of employee stock options.

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

Aggregate contractual cash obligations, net of contractual sublease income, as of September 30, 2007 is summarized as follows (in thousands):

Periods ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
Three months ending December 31, 2007	$884	$(539)	$345
Year ending December 31, 2008	2,936	(1,615)	1,321
Year ending December 31, 2009	1,078	—	1,078
Year ending December 31, 2010	1,078	—	1,078
Year ending December 31, 2011	359	—	359

	$6,335	$(2,154)	$4,181

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

(b)                                             There has been no change in our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on July 18, 2007.  At the meeting, the following matters were submitted to a vote of our stockholders:

Election of Directors.  The following persons were elected as Class II directors, to hold office for three-year terms:

Name	Shares Voted Affirmatively	Votes Withheld
James M. Corroon	3,988,448	4,591
Thomas W. Orr	3,935,333	57,706

Ratification of Appointment of Independent Registered Public Accounting Firm.  The appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for the year ending December 31, 2007 was ratified by a vote of 3,988,561 shares for; 1,226  shares against; 3,251 shares abstaining; and no broker non-votes.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document
10.23†	InsWeb Services Agreement by and between Registrant and NetQuote, Inc., dated as of July 10, 2007.

31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

†  Confidential treatment has been granted as to a portion of this Exhibit.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2007	INSWEB CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Accounting Officer