Form 10-K
period 2007-12-31
INSWEB CORP
filed 2008-03-31
CIK 1077370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “acceleratedfiler” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☐                                                   Accelerated Filer  ☐

Non-Accelerated Filer  ☐                                                         Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 29, 2007), as reported on the Nasdaq Global Market, was approximately $16,337,000. Registrant is a smaller reporting company as defined in Regulation S-K. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of March 2, 2008: 4,680,717

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement for registrant’s 2008 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Form 10-K Report.

INSWEB CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2007

PART I

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our” and “us” refer to InsWeb Corporation and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

Certain information contained in this Annual Report on Form 10-K should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including our ability to generate significant revenues from our core business; our ability to maintain profitability; our reliance on automobile insurance; our ability to expand our operations;; and our success in developing and maintaining cost efficient online relationships to attract consumers to our website. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in “Item 1ARisk Factors” of this report.

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

The InsWeb Online Insurance Marketplace

InsWeb Corporation operates an online insurance marketplace that enables consumers to obtain multiple insurance quotes for a variety of insurance products, including automobile, homeowners and term life. InsWeb’s marketplace electronically matches consumers and insurance providers. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a number of insurance companies to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, and apply for and receive quotes for coverage for automobile, homeowners and term life insurance. Management believes that InsWeb provides insurance providers with pre-qualified consumers at attractive acquisition costs, with the scalable, cost-efficient distribution capabilities of InsWeb’s Internet-based model.

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website (“Sponsored Web Link” program). In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

The Quote Generation and Purchase Process

For those consumers that proceed with an InsWeb application, the quote generation and purchase process generally involves the following steps:

•                                          data entry by the consumer;

•                                          underwriting and rating, the latter through InsWeb engines or through insurance providers’ proprietary systems;

•                                          presentation of quotes to the consumer, either instantly or on a delayed basis;

•                                          delivery of leads to participating insurance providers;

•                                          potentially, purchase of the insurance policy.

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

Underwriting.InsWeb’s software uses criteria set by each participating insurance company to analyze a consumer’s data and determine whether it fits within the insurance provider’s targeted risk profile. Electronic underwriting eliminates the expense of screening and quoting risks that an insurance company ultimately may not want to accept. Additionally, InsWeb’s system can provide rapid feedback to an insurance company regarding the impact that particular criteria are having on the number of leads being directed to that company and also permits individual criteria to be easily added or removed.

Presentation of Quotes. After a consumer has completed the form for a particular product, the consumer is presented with a “quote pad.” The quote pad contains the logos of insurance providers (either a local agent or an insurance company) who are interested in presenting a quote to the consumer. In some cases the rates charged by the insurance companies will also be displayed. When rates are not displayed, the quote pad informs the consumer which insurance providers will present a quote on a delayed basis, either via e-mail or telephone. The response method varies among insurance products and providers.

Delivery of Leads. InsWeb earns revenues from participating insurance providers based on the delivery of qualified leads. With auto insurance providers (including insurance companies, third-party local agent networks and InsWeb’s AgentInsider network, which provides leads directly to local personal lines insurance agents), InsWeb is paid a transaction fee based on the delivery of a lead, whether or not the consumer actually purchases a policy. For auto and home insurance coverage, qualified leads are produced when a consumer clicks to view insurance company quotes. These leads are produced both for insurance companies providing instant online quotes and for insurance companies and local insurance agents who provide email or other offline quotes.For term life insurance coverage, until April 2007, consumer leads were sent to InsWeb’s licensed subsidiary, InsWeb Insurance Services, Inc., which earned a commission when a policy is sold.  Since April 2007, with the winding down of the term-life agency, leads are sent to third party providers of fulfillment services.

Purchase of Policy. After InsWeb generates and delivers a qualified lead, insurance providers may respond directly to the interested consumer by e-mail or telephone to close the purchase of the policy. The delivery of a qualified lead to the insurance company or local agent does not require further involvement by InsWeb, although InsWeb monitors insurance company responses and works with companies and agents to ensure that they are responding to leads generated from the online insurance marketplace in a timely fashion.

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

•                                          articles on a wide variety of insurance and personal finance topics; and

•                                          glossaries of insurance-related terms;

Insurance Products

Insurance companies participating in InsWeb’s online insurance marketplace currently offer automobile and homeowners insurance. In addition, InsWeb has contractual relationships with third-party providers for term life, small business, renters, condominium insurance, home warranty, RV, motorcycle, critical illness and health insurance.

Automobile Insurance. Automobile insurance comprises the largest segment of the consumer insurance market, and, to date, has accounted for most of the consumer traffic on InsWeb’s online marketplace, and a majority of its revenues. At December 31, 2007, InsWeb’s online marketplace offered quotes or web-sponsored links to consumers in all 50 states, plus the District of Columbia.

Homeowners’ Insurance. At December 31, 2007, the InsWeb online marketplace offered comparative quotes for homeowners’ insurance from providers in all 50 states, plus the District of Columbia.

Term life Insurance. At December 31, 2007, InsWeb markets term life insurance on behalf of certain third party fulfillment providers in all 50 states, plus the District of Columbia.  Consumers are sent directly to those third party sites.

Other Products. InsWeb’s online marketplace also allows consumers to shop for term life, small business, renters and condominium insurance, as well as home warranty, motorcycle and RV insurance, and health and critical illness insurance in certain states. At present, the InsWeb online marketplace does not enable consumers to obtain multiple quotes with respect to these types of insurance; instead, consumers seeking quotes for these products are linked to a single insurance company or third party for each product in the states in which it is available.

Insurance Company Relationships

InsWeb believes that establishing long-term relationships with reputable insurance companies is essential to its ability to offer a desirable insurance marketplace on its website. InsWeb’s focus is to maintain and expand the product offerings available on the online marketplace by selling InsWeb’s services to additional companies and expanding InsWeb’s relationship with participating insurance companies and agencies. At December 31, 2007, InsWeb had relationships with 29 insurance companies for automobile, homeowners and term life insurance, including many large companies with established brand names that InsWeb believes are attractive to consumers.

For the year ended December 31, 2007, three customers (NetQuote, Allstate and AIG) accounted for 16%, 13% and 13% of total revenues, respectively.  For the year ended December 31, 2006, two customers (NetQuote and AIG) accounted for 17% and 10% of total revenues. For the year ended December 31, 2005, one customer (NetQuote) accounted for 27% of total revenues.  At December 31, 2007, two customers (AIG and NetQuote) each accounted for 17% of accounts receivable.  At December 31, 2006, two customers (AIG and NetQuote) accounted for 18% and 12% of accounts receivable, respectively.

Insurance Agent Network

In 2004, InsWeb launched its agent network program, which provides online auto and homeowners’ insurance consumers direct access to insurance agencies. Prior to September 2005, direct consumer access to such agencies was possible only through an intermediary, NetQuote, Inc. During the years ended December 31, 2007, 2006 and 2005, NetQuote, Inc. represented15%,19% and 29%of auto transaction fees, respectively. With the launch of InsWeb’s proprietary agent network offering (“AgentInsider”) in September 2005, the Company began selling leads directly to insurance agents. Through the AgentInsider platform, agents can bid for participation in InsWeb’s marketplace of automobile and homeowners’ insurance consumers. In addition, InsWeb has entered into agreements with several large insurance companies to allow their agents to participate in AgentInsider without bidding. Whether the lead is obtained by the agent through bidding or participating through a sponsoring insurance company, InsWeb is paid a fee for each consumer lead sent to an agent, regardless of whether or not a policy is sold to the applicant. As of December 31, 2007, approximately 5,250 personal lines insurance agents were actively purchasing consumer leads through AgentInsider, representing 22% of auto and homeowners’ transaction fees. Separately, certain carriers purchase leads from InsWeb and redistribute them to their agents; at December 31, 2007, approximately 2,400 such agents were indirectly accessible to consumers.

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

Consumer Marketing

InsWeb’s marketing strategy is designed to cost effectively increase consumer traffic to its website and to drive awareness of its insurance products and services. The Company employs various means of advertising, which consist primarily of online advertising, portal advertising, e-mail campaigns,strategic partnerships with high-profile online companies that can drive significant traffic to its site, and sponsored search.

Online Direct-Response Advertising.InsWeb’s online direct-response advertising, which drives the majority of InsWeb’s consumer traffic, is intended to create a presence for InsWeb on a wide range of websites. InsWeb’s key advertisements are delivered through content sponsorships, banners and keywords on financial, news, real estate, classifieds, automobile, directory and general interest sites. InsWeb and some of its third-party marketing providers also conduct advertising campaigns promoting InsWeb through emails and electronic newsletters. InsWeb’s advertisements are targeted primarily at consumers who may be actively seeking insurance.

Online Relationships. InsWeb seeks out relationships with companies whose websites feature a high volume of traffic or a substantive focus that is related to the purchase of insurance coverage, such as sites related to automobiles, homes or personal finances. Agreements with these online companies typically provide that InsWeb pay the online company a transaction fee (based on click-throughs or consumer leads) and in very limited cases, a fixed fee. Online companies integrate links into their websites connecting to InsWeb’s marketplace. InsWeb provides functionality to further integrate with online companies and, in some cases, provides co-branding functionality whereby the online company’s logo is presented on the InsWeb marketplace to those consumers directed to InsWeb’s marketplace from a company’s site. Many of InsWeb’s online advertising and marketing agreements have a 30 to 90 day term, with either party having a right to terminate the agreement on seven days notice or less.

Traditional Consumer Marketing. Currently, InsWeb’s consumer marketing is focused on online marketing efforts. However, in the past, InsWeb has engaged in traditional advertising, including radio, television and print advertising, and may do so again in the future.

Local Insurance Agent Marketing and Acquisition

InsWeb’s local agent sales and marketing efforts seek to identify, through direct mail, email and telephone solicitation, referrals from other local agents and general advertising, personal lines insurance agents interested in participating in the AgentInsider program. In addition, sales efforts are directed toward securing carrier assistance, either through sponsored agreements, whereby insurance carriers promote and market the AgentInsider program to their participating local agents, or simply by inviting InsWeb sales personnel to agent gatherings. At December 31, 2007, the Company had five major insurance carriers who have contracted to promote or sponsor AgentInsider for their local agents.

Technology

Architecture and Interfaces

InsWeb has invested significant resources to develop and deploy its two proprietary technology platforms: the original, consumer-facing platform, and the newer AgentInsider platform. InsWeb believes these platforms constitute a significant competitive advantage.

InsWeb’s software architecture facilitates interoperability among software components to maximize responsiveness, flexibility and reliability. This architecture enables InsWeb to efficiently develop and deploy new insurance company-specific modules for underwriting and data delivery. It also simplifies the process of providing InsWeb’s core marketplace functionality for use on insurance company sites. In order to speed implementation for each participating insurance company, InsWeb has developed transmission software components which allow consumer data to be custom-formatted for delivery to each insurance company based on the requirements of the insurance company’s computer system. InsWeb has developed custom communication software to provide multiple types of real-time telecommunication links to its participating insurance companies. These components provide a variety of solutions to the insurance companies to best meet their needs and interface with their legacy systems. InsWeb has devoted significant time and resources to maximize the efficiency of integrating new insurance companies into its online marketplace and to create a flexible, customizable Web interface. InsWeb’s front-end user interface is accessible to consumers via standard Web browsers and is designed without unnecessary graphics that would increase download time.

InsWeb’s AgentInsider platform, launched in September 2005, powers a self-service web site which allows agents to manage their accounts entirely online, including registration, the choice of zip codes in which the agent wishes to receive leads, the number of leads they wish to receive, their bids for different types of leads, and finally the financial end of the transaction, namely the entry and automatic processing of their credit card information. This platform enables InsWeb to transact with thousands of agents with only a handful of customer service representatives.

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

InsWeb’s technology expenses were approximately $3.1 million in 2007, $4.5 million in 2006, and $5.4 million in 2005.

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

Competition

The online insurance distribution market, like the broader electronic commerce market, is highly competitive. InsWeb competes with other companies that provide quotes and sell insurance policies online, as well as with:

•                  single insurance company websites that offer quotes for their own insurance products online or by telephone;

•                  other lead generation services that provide consumer leads to insurance agents;

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

Government Regulation

The insurance industry is subject to extensive regulation under state laws. Insurance laws and regulations cover all aspects of the insurance process, including sales techniques, underwriting for eligibility, rates, compensation, claim payments and record keeping by licensed insurance companies and insurance agents. InsWeb performs functions for licensed insurance companies and is, therefore, required to comply with a complex set of rules and regulations that typically vary from state to state. If InsWeb fails to comply with these rules and regulations, InsWeb, an insurance company doing business with InsWeb, our officers, or agents with whom we contract could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could require changes to InsWeb’s business or otherwise harm InsWeb’s business. Furthermore, because the application of online commerce to the insurance market is relatively new, the impact of current or future regulations on InsWeb’s business is difficult to anticipate.

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

From time to time, InsWeb receives notice of claims of infringement of other parties’ proprietary rights or claims that its own patents or other intellectual property rights are invalid.  We are currently a party, as both defendant and plaintiff, to pending litigation, as described in “Item 3. Legal Proceedings”. In the past, InsWeb has been subject to other infringement claims in the ordinary course of its business, including the patent infringement claims described in the section titled “Legal Proceedings” and other claims of alleged infringement of the trademark rights of third parties by InsWeb and the companies with which it does business. Any of these claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention and resources or require InsWeb to enter into royalty or licensing agreements. Licenses may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm InsWeb’s business.

Employees

As of December 31, 2007, InsWeb had 62 full-time employees. InsWeb has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. InsWeb considers its relations with its employees to be good. InsWeb believes that its future success will depend in part on the continued service of its senior management and key technical personnel and its ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in InsWeb’s industry and geographical location is intense. InsWeb may not continue to be successful in attracting and retaining a sufficient number of qualified personnel to conduct its business in the future.

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

Available Information

For further discussion concerning our business, see the information included in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 Financial Statements and Supplementary Data” of this report.

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

We have a history of losses and we may not maintain profitability

Although we had operating income of $2.1 million in 2007,we incurred operating losses of $5.8 million in 2006 and $6.3 million in 2005. As of December 31, 2007, our accumulated deficit was $189.5 million. Our operating results for future periods are subject to numerous uncertainties, and we may not generate sufficient revenues to maintain profitability on a quarterly or annual basis. If we are unable to sustain profitability, we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

If we are unable to continue generating positive cash flows from operations, our ability to operate could suffer or cease

While we were profitable for 2007, our operating activities in the past have consumed substantial amounts of cash, cash equivalents and short-term investments (provided $2.5 million in 2007, used $3.6 million in 2006, and used $5.3 million in 2005).At December 31, 2007, we had $10.8 million in cash and cash equivalents. In order to remain competitive, we must continue to make investments essential to our ability to operate, including in particular, investments in direct consumer marketing. In addition, we will continue to face the costs of being a public company. In the event that we are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

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

•                  Our revenues may be harmed by inadequate levels of participation by local personal lines insurance agents in our new agent network initiative, if the agent network program offered by our current third-party intermediary is unsuccessful or if our current intermediary should cease to serve in this capacity and we are unsuccessful in securing a replacement;

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 84% of our transaction revenues in 2007, approximately 76% in 2006 and approximately 79% in 2005. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

We are exposed to increased costs and risks associated with complying with the increasing regulation of corporate governance and disclosure standards

We have spent a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. The current requirement is for management’s assessment by year end 2007 and for the independent registered public accounting firm audit of management’s assessment to be completed by year end 2008. This process may require us to hire additional personnel and outside advisory services which will result in significant additional accounting and legal expenses. We may be unsuccessful in obtaining an unqualified report on the effectiveness of, our internal controls over financial reporting from our independent auditors. In the event that our chief executive officer or chief financial officer determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Our ability to maintain a positive recognition of our brand also depends in part on the quality of the products and services consumers receive from our participating providers, including timely response to requests for quotes or coverage. If we are unable to provide consumers with high-quality products and services, the value of our brand may be harmed and the number of consumers using our services may decline.

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

The outcome and impact of the securities class action lawsuit involving InsWeb is uncertain

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs woulddismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. While the District Court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Because of the significant technical barriers presented by the Court’s decision, the parties withdrew the proposed settlement and the plaintiffs filed an amended complaint. There is no assurance that a new settlement will be negotiated, and then approved. If the settlement is not negotiated and subsequently approved, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows

Laws and regulations that govern the insurance industry could expose us, or our participating insurance companies, our officers, or agents with whom we contract, to legal penalties if we fail to comply, and could require changes to our business

We perform functions for licensed insurance companies and are, therefore, required to comply with a complex set of rules and regulations that often vary from state to state. If we fail to comply with these rules and regulations, we, an insurance company doing business with us, our officers, or agents with whom we contract, could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could expose us to additional costs, including indemnification of participating insurance companies for their costs, and could require changes to our business or otherwise harm our business. Furthermore, because the application of online commerce to the consumer insurance market is relatively new, the impact of current or future regulations on InsWeb’s business is difficult to anticipate.

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

We rely on the services of our executive officers and other key personnel, whose knowledge of our business and the insurance industry and technical expertise would be extremely difficult to replace

Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, Chairman of our Board and Chief Executive Officer, and the loss of the services of any of our executive officers or other key employees could harm our business. We have no long-term employment agreements with any of our key personnel, although Jaimie Pickles, our President and Chief Operating Officer, Kiran Rasaretnam, our Chief Financial Officer, L. Eric Loewe, our Senior Vice President and General Counsel, and Steven Yasuda, our Controller and Chief Accounting Officer and certain other key employees are entitled to certain severance benefits should their employment be involuntarily terminated. We maintain a $2 million life insurance policy on Mr. Enan that names InsWeb as the beneficiary, but we maintain no similar insurance on any of our other key employees. InsWeb has granted stock options as incentives to executive officers, new employees and certain other key personnel. As the value of these incentives is highly dependent on an increase in the market price of our common stock, we may be unable to retain such key employees, nor retain or recruit other officers and key employees in the future.

We are subject to claims for infringement of intellectual property, which, with or without merit, could be costly to defend or settle

From time to time we have been subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. We are currently a party, as both defendant and plaintiff, to pending patent litigation, as described in “Item 3.  Legal Proceedings.”  In the past, we have been subject to other infringement claims in the ordinary course of business, including claims of alleged infringement of the patent and trademark rights of third parties by us and companies with which we have business relationships. The pending litigation, and future claims of this type, with or without merit, could be time-consuming to defend, result in costly litigation, divert management attention and resources or require us to enter into royalty or license agreements. License agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

InsWeb’s corporate headquarters and its principal administrative, product development, sales and marketing operations are located in a 55,000 square foot facility in the Sacramento, California area, which InsWeb occupies under a lease expiring in 2011. InsWeb also leases approximately 75,000 square feet of office space in Redwood City, California under leases expiring through September 2008. These facilities were formerly occupied by InsWeb as its headquarters and were vacated by InsWeb in December 2000 when it consolidated its operations at its present facility.  This space is currently subleased through the remainder of InsWeb’s lease term.

InsWeb believes that its existing facilities are adequate to meet its needs for future growth, and there should be no need to lease additional or alternative space in the near term.

Item 3. Legal Proceedings.

Securities Class Action

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. While the District Court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Because of the significant technical barriers presented by the Court’s decision, the parties withdrew the proposed settlement and the plaintiffs filed an amended complaint.  There is no assurance that a new settlement will be negotiated, and then approved. If the settlement is not negotiated and subsequently approved, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999.  The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Actgroup of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of the Company’s common stock within periods of less than six months in violation of the provisions of Section 16(b).  The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b).  InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint.  A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm.   On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint.  InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Patent Litigation

On November 30, 2007, Autobytel Inc.filed a complaint in the United States District Court for the Eastern District of Texas against InsWeb and three other defendants.  The complaint alleges that InsWeb and the other defendants infringed U.S. Patent No. 6,282,517 (the “‘517 patent”), which appears to disclose a method and apparatus to allow a potential automobile purchaser to create and submit a purchase request for a new or used automobile over a computer network.  The complaint contains generic allegations that InsWeb infringed the ‘517 patent by making, using, offering to sell and selling systems and/or methods that embody the invention claimed in the ‘517 patent and/or actively inducing and/or contributing to others’ infringement of such inventions.  The complaint seeks unspecified monetary damages and injunctive relief.  On February 25, 2008, InsWeb filed an answer and counterclaim denying infringement of the ‘517 patent and asserting invalidity of the patent and other affirmative defenses.

On March 11, 2008, InsWeb filed a complaint in the United States District Court for the Southern District of California against Autobytel, Inc., Autobytel I Corporation (formerly known as AVV, Inc.) and Dominion Enterprises.  The complaint alleges that the defendants have infringed InsWeb’s U.S. Patent No. 6,898,597, which relates to an event logging system that monitors for the occurrence of predefined website usage events. Defendant Autobytel, through its wholly-owned subsidiary AVV, marketed and sold a product known as WebControl that embodies the invention claimed in InsWeb’s patent. In January 2008, Autobytel sold AVV, including the WebControl product, to Dominion Enterprises.  InsWeb is seeking monetary damages in an amount to be determined at trial from each defendant and a permanent injunction against further acts of infringement.

InsWeb intends to vigorously defend the Texas lawsuit and prosecute the California action.  The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

InsWeb did not submit any matters to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

InsWeb’s common stock is quoted on the Nasdaq Global Market under the symbol “INSW.” As of December 31, 2007, there were approximately 1,900 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of InsWeb’s common stock as reported on the Nasdaq Global Market:

	Price Range Quarter Ended
	High	Low
2007
December 31, 2007	$11.40	$8.28
September 30, 2007	$9.15	$6.72
June 30, 2007	$8.67	$3.06
March 31, 2007	$4.71	$2.93

2006
December 31, 2006	$3.74	$2.03
September 30, 2006	$2.88	$1.65
June 30, 2006	$3.25	$2.04
March 31, 2006	$3.86	$2.12

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	Year ended December 31,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Revenues:
Transaction fees	$32,940	$28,161	$24,650	$13,987	$23,192
Other	258	340	365	673	939
Total revenues	33,198	28,501	25,015	14,660	24,131
Operating expenses:
Direct marketing	19,567	18,576	15,207	8,327	8,916
Sales and marketing	5,246	7,512	6,770	5,541	7,095
Technology	3,075	4,459	5,354	5,416	9,014
General and administrative	4,213	3,799	4,023	4,544	5,883
Impairment of long-lived assets (1)	—	—	—	—	214
Lease loss accrual (2)	(985)	—	—	—	—
Total operating expenses	31,116	34,346	31,354	23,828	31,122
Income (loss) from operations	2,082	(5,845)	(6,339)	(9,168)	(6,991)
Interest and other income, net (3)	384	2,475	398	235	8,037
Income (loss) before income taxes	2,466	(3,370)	(5,941)	(8,933)	1,046
Provision for income taxes	45	—	—	—	—
Income (loss) before income taxes	$2,421	$(3,370)	$(5,941)	$(8,933)	$1,046

Net income (loss) per share:
Basic	$0.55	$(0.82)	$(1.40)	$(1.90)	$0.21
Diluted	$0.46	$(0.82)	$(1.40)	$(1.90)	$0.20

Shares used in computing net income (loss) per share:
Basic	4,387	4,092	4,234	4,711	5,030
Diluted	5,295	4,092	4,234	4,711	5,283

(1)                                 Represents the write-down of long-lived assets related to the acquisition of certain assets of Intuit Insurance Services, Inc.

(2)                                 Represents management’s change in estimate of lease loss accrual. See Note 5 Notes to Consolidated Financial Statements.

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

CONSOLIDATED BALANCE SHEET DATA:

	As of December 31,
(in thousands)	2007	2006	2005	2004	2003
Cash and cash equivalents	$10,777	$6,750	$9,073	$9,334	$15,223
Short-term investments	—	—	1,233	8,145	10,868
Working capital	10,011	4,787	7,271	14,451	22,279
Total assets	14,133	10,456	14,018	20,475	29,882
Total stockholders’ equity	10,343	5,291	8,141	15,715	24,279

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

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned either from an insurance company based on a closed policy, from the delivery of a lead to a participating insurance provider or local agent, or from a commission earned by InsWeb’s insurance agency subsidiary, InsWeb Insurance Services, Inc. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website. In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

Prior to September 2005, InsWeb’s agent network program was conducted exclusively through an intermediary, NetQuote, Inc. During the year ended December 31, 2007, NetQuote represented 15% of auto transaction fees, compared to 19% and 29% during the years ended December 31, 2006 and 2005, respectively. To lessen InsWeb’s reliance on this intermediary, and to maximize its revenue potential, InsWeb launched a proprietary agent network program (“AgentInsider”) to provide leads directly to local insurance agents who have registered with InsWeb. AgentInsider was launched in September 2005 and complements the offering of our intermediary. As of December 31, 2007, 5,250  local personal lines insurance agents were actively purchasing consumer leads through AgentInsider, representing 22% of auto and homeowners transaction fees. We expect that the agent network program, both through the intermediary and through our internally developed network, will continue to represent a significant percentage of auto transaction fees.

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 84% of our transaction revenues in 2007, approximately 76% in 2006 and approximately 79% in 2005. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

InsWeb has been dependent on a limited number of insurance companies for a majority of its automobile insurance transaction fee revenues, although recent expansion of InsWeb’s offering has reduced that dependency to some extent. Revenues from NetQuote accounted for approximately 16%, 17% and 27% of InsWeb’s total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

InsWeb had an operating income of $2.1 million in 2007.  InsWeb  had incurred operating losses of $5.8 million in 2006 and $6.3 million in 2005, and as of December 31, 2007, our accumulated deficit was $189.5 million. In addition, InsWeb’s operating activities to date increased its cash position by $4.0 million in 2007, yet has consumed substantial amounts of cash, cash equivalents and short-term investments ($3.6 million in 2006 and $5.3 million in 2005) over time, however InsWeb should not require capital in the near future. At December 31, 2007, InsWeb had $10.8 million in cash and cash equivalents. The losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, the Company must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, the Company will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, among other things. As a result, InsWeb may not be able to maintain profitability. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, the Company may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to sustain profitability, the Company may need to seek additional financing to continue its business operations. The Company cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

Subsequent Events

A special meeting of stockholders was held on February 29, 2008 to consider and approve the InsWeb Corporation 2008 Stock Option Plan (the “Plan”). The purpose of the Plan is to advance the interests of InsWeb and its stockholders by providing stock option grants to attract, retain and reward employees, directors and consultants and to motivate such persons to contribute to InsWeb’s growth and profitability. The Plan was approved at the special meeting with 89% of the shares present or represented by proxy voting in favor of adoption.

As noted in Item 3, “Legal Proceedings”, on March 11, 2008 InsWeb filed a lawsuit against Autobytel, Inc and others. The lawsuits alleges that the defendants have infringed InsWeb’s U.S. Patent No. 6,898,597, which relates to an event logging system that monitors for the occurrence of predefined website usage events.

Results of Operations

The following table sets forth selected statement of operations data with the respective percentage change from the prior year:

	Year ended December 31,			Percentage Change from Prior Year
	2007	2006	2005	2007	2006
Revenues:

Transaction fees:
Auto insurance	$27,640	$21,426	$19,556	29%	10%
Term life insurance	3,341	5,108	4,745	(35)%	8%
Other insurance offerings	1,959	1,627	349	20%	366%
	32,940	28,161	24,650	17%	14%
Other	258	340	365	(24)%	(7)%
Total revenues	33,198	28,501	25,015	16%	14%
Operating expenses:
Direct marketing	19,567	18,576	15,207	5%	22%
Sales and marketing	5,246	7,512	6,770	(30)%	11%
Technology	3,075	4,459	5,354	(31)%	(17)%
General and administrative	4,213	3,799	4,023	11%	(6)%
Lease loss accrual	(985)	—	—	n/m	n/m
Total operating expenses	31,116	34,346	31,354	(9)%	10%
Income (loss) from operations	$2,082	$(5,845)	$(6,339)	136%	(8)%

The following table sets forth selected statement of operations data as a percentage of total revenues:

	Year ended December 31,
	2007	2006	2005
Revenues:

Transaction fees:
Auto insurance	83.2%	75.2%	78.2%
Term life insurance	10.1%	17.9%	19.0%
Other insurance	5.9%	5.7%	1.3%
Other	0.8%	1.2%	1.5%
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct marketing	58.9%	65.2%	60.8%
Sales and marketing	15.8%	26.4%	27.1%
Technology	9.3%	15.7%	21.4%
General and administrative	12.7%	13.2%	16.0%
Lease loss accrual	(3.0)%	0%	0%
Total operating expenses	93.7%	120.5%	125.3%
Income (loss) from operations	6.3%	(20.5)%	(25.3)%

Revenues

Auto insurance marketplace metrics were as follows:

	Year ended December 31,			Percentage Change from Prior Year
(In thousands, except per consumer amounts)	2007	2006	2005	2007	2006
Auto insurance transaction revenues	$27,640	$21,426	$19,556	29%	10%
Number of consumers	6,045	5,064	4,846	19%	4%
Auto insurance transaction fees per consumer	$4.57	$4.23	$4.04	8%	5%

Term life marketplace metrics were as follows:

	Year ended December 31,			Percentage Change from Prior Year
(In thousands, except per consumer and per policy amounts)	2007	2006	2005	2007	2006
Term life insurance transaction revenues	$3,341	$5,108	$4,745	(35)%	8%
Number of consumers	105	287	306	(63)%	(6)%
Term life insurance transaction fees per consumer	$31.82	$17.80	$15.51	79%	15%
Number of closed term life policies	2,580	5,444	4,929	(53)%	10%
Term life insurance transaction fees per closed term life policy	$1,295	$938	$958	38%	(2)%

Definitions:

“Number of consumers”	Represents consumers acquired from marketing activities;

Transaction Fees. Automobile insurance transaction fees (consisting of lead fees, commissions and Sponsored Web Link fees) increased to $27.6 million in 2007 from $21.4 million in 2006. The 29% increase in transaction fees was attributable to a 19% increase in the number of consumers shopping for automobile insurance on the InsWeb platform in 2007 compared to 2006, and an 8% increase in the revenue earned per consumer in 2007 compared to 2006. Automobile insurance transaction fees increased to $21.4 million in 2006 from $19.6 million in 2005. The 10% increase in transaction fees was attributable to a 4% increase in the number of consumers shopping for automobile insurance on the InsWeb platform in 2006 compared to 2005 and a 5% increase in the revenue earned per consumer in 2006 compared to 2005.

Term life insurance transaction fees (consisting primarily of agency commissions and a limited amount of lead fees) decreased 35% to $3.3 million in 2007 from $5.1 million in 2006.The decrease in term life revenues resulted from the reduction in sales of new term life insurance policies following our decision in April 2007 to wind-down our term life agency in order to focus on more profitable lead generation opportunities. We will continue to offer term life insurance products to our consumers through our online insurance marketplace using a lead generation model. Term life insurance transaction fees increased 8% to $5.1 million in 2006 from $4.7 million in 2005. The increase in revenues was attributable to the 10% increase in the number of closed term life policies. Revenue per term life consumer increased to $17.80 in 2006, compared to $15.51 in 2005.

Other insurance transaction fees (consisting primarily of homeowners insurance lead fees) increased 20% to $2.0 million in 2007 from $1.6 million in 2006. The increase in transaction fees was attributable to a 67% increase in the number of consumers shopping for homeowner insurance on the InsWeb platform in 2007 compared to 2006, partially offset by a 28% decrease in the revenue earned per consumer in 2007 compared to 2006. Other insurance transaction fees (consisting primarily of homeowners insurance lead fees) increased 366% to $1.6 million in 2006 from $0.3 million in 2005. The increase in revenues was attributable to the launch of our local agent network program, AgentInsider, and the related marketing efforts to drive homeowners’ insurance consumers to the InsWeb marketplace.

Other. Development and maintenance fees accounted for $0.3 million, or 0.8% of total revenues in 2007, compared to $0.3 million, or 1.2%, of total revenues in 2006, and $0.4 million, or 1.5%, in 2005.

Operating Expenses

	Year ended December 31,			Percentage Change from Prior Year
(In thousands, except percentages)	2007	2006	2005	2007	2006
Operating expenses:

Direct marketing	$19,567	$18,576	$15,207	5%	22%
Sales and marketing	5,246	7,512	6,770	(30)%	11%
Technology	3,075	4,459	5,354	(31)%	(17)%
General and administrative	4,213	3,799	4,023	(11)%	(6)%
Lease loss accrual	(985)	—	—	n/m	n/m

Direct marketing (consumer acquisition) metrics and costs were as follows:

	Year ended December 31,			Percentage Change from Prior Year
(In thousands, except percentages and per consumer amounts)	2007	2006	2005	2007	2006
Direct marketing costs	$19,567	$18,576	$15,207	5%	22%
Direct marketing costs as a percent of transaction fees	59%	66%	62%	(11)%	6%
Number of consumers	6,578	5,609	5,267	17%	6%
Direct marketing cost per consumer	$2.97	$3.31	$2.89	(10)%	15%
Transaction fees per consumer	$5.01	$5.02	$4.68	0%	7%

Direct Marketing. Direct marketing expenses consist of advertising, promotions and fees paid to online companies to drive consumer traffic to the InsWeb online marketplace. InsWeb’s marketing strategy is designed to increase consumer traffic to its website and to drive awareness of its insurance products and services. The Company employs various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to the InsWeb site. Fees related to the Company’s online marketing are expensed in the period the related consumer click-through occurs or in some cases, when the consumer leads are generated. Direct marketing expenses increased 5% to $19.6 million in 2007, compared to $18.6 million in 2006. This increase in spending resulted in a 17% increase in consumer traffic and a decrease of 10% in direct marketing cost per consumer, compared to 2006 levels. Direct marketing expense as a percent of transaction revenues was 59% in 2007, compared to 66% in 2006. Direct marketing expenses increased 22% to $18.6 million in 2006, compared to $15.2 million in 2005. This increase in spending resulted in a 6% increase in consumer traffic, compared to 2005 levels. Direct marketing expense as a percent of transaction revenues was 66% in 2006, compared to 62% in 2005.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel. Sales and marketing expenses decreased to $5.2 million in 2007 from $7.5 million in 2006, a 30% decrease. This decrease was a result of the closure of our term life agency in April of 2007 and the elimination of related sales and customer support costs. Sales and marketing expenses increased to

$7.5 million in 2006 from $6.8 million in 2005, an 11% increase. This increase was a result of the expansion of the term life agency and the launch of the AgentInsider program and related increases in sales, customer support and agent marketing costs.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with support and maintenance of the InsWeb online insurance marketplace. Technology expenses decreased to $3.1 million in 2007 from $4.4 million in 2006 and$5.4 million in 2005. This decrease was primarily due to initiatives completed in September 2006 to reduce headcount due to the conclusion of various major technology initiatives.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $4.2 million in 2007 from $3.8 million in 2006. The increase wasprimarily due to reductions in headcount and related severance costs. General and administrative expenses decreased to $3.8 million in 2006 from $4.0 million in 2005. The decreases were primarily due to reductions in headcount.

Lease Loss Accrual. The lease loss accrual of $1.0 million for 2007 represents management’s change in estimate for formerly occupied facilities.

Interest and Other Income, Net. Interest and other income for 2007 was $0.4 million compared to $2.5 million in 2006. Included in other income for 2006 was $2.0 million representing the gain recorded in connection with the sale of InsWeb Insurance Services’ property and casualty agency book of business. This transaction closed on April 28, 2006.Interest income represents income earned on InsWeb’s short-term investments. Interest and other income for 2006 was $2.5 million compared to $0.4 million in 2005.

Income Taxes. Effective January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than- not to be sustained upon examination by taxing authorities. There was not a material impact on the Company’s financial position and results of operations as a result of the adoption of the provisions of FIN 48. At January 1, 2007 and December 31, 2007, the Company had unrecognized tax benefits of approximately $0.3  million  and  $0.3 million, respectively (none of which, if recognized, would favorably affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$300
Increases (decrease) related to prior year tax positions	—
Increases related to current year tax positions	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	—
Balance at December 31, 2007	$300

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Statements of Operations. The Company, however, did not recognize any interest and penalty expense related to unrecognized tax benefits for the year ended December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state examination for the calendar tax years ending 1996 through 2007.

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

Accrual for Lease Obligations.  InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of December 31, 2007, total future obligations for these facilities amounted to $1.9 million; these obligations are offset by total contractual future sublease income of approximately $1.6 million. In connection with its lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company maintains an accrual for formerly occupied facilities. The remaining accrual for lease obligations of formerly occupied facilities was $0.2million at December 31, 2007. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

Contingencies. As discussed in Part I, Item 3 (“Legal Proceedings”) and in Part II, Note 5 of Notes to Consolidated Financial Statements of this report, InsWeb is a defendant in: i) a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering; ii) a securities lawsuit alleging certain officers and directors and significant shareholders violated the short swing trading prohibition of Section 16(b) of the Securities Exchange Act; and iii) a patent infringement lawsuit in the Eastern district of Texas. InsWeb cannot accurately predict the ultimate outcome of these matters at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in any of these actions. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Share-Based Compensation. InsWeb accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Under the provisions of Statement 123(R), share-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Income Taxes.  InsWeb accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled.

The carrying value of our deferred tax assets, which was approximately $73 million at December 31, 2007, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Cash provided by (used in) operating activities	$2,530	$(3,560)	$(5,342)
Cash (used in) provided by investing activities	(20)	1,159	6,791
Cash provided by (used in) financing activities	1,517	78	(1,710)

At December 31, 2007, InsWeb’s principal source of liquidity was $10.8 million in cash and cash equivalents. Since inception, InsWeb has financed its operations primarily through the sale of preferred and common stock.

In 2007, net cash provided by operating activities primarily consisted of InsWeb’s income from operations and noncash share-based compensation of $1.1 million and depreciation of property and equipment of $0.2 million. This was offset by reductions in the lease loss accrual of $1.0 million and accounts payable and accrued expenses of $0.4 million. In 2006, net cash used in operating activities primarily consisted of InsWeb’s net loss, partially offset by noncash share-based compensation of $0.4 million and depreciation of property and equipment of $0.2 million. An increase in accounts receivable and reductions in accounts payable and accrued expenses also contributed to cash used by operations. In 2005, net cash used in operating activities primarily consisted of InsWeb’s net loss, partially offset by noncash depreciation and amortization of $0.5 million. Cash used in operations in 2005 was also affected by increases in accounts receivable and accrued expenses, partially offset by an increase in accounts payable.

Net cash used in investing activities in 2007 resulted from the purchase of property and equipment. Net cash provided by investing activities in 2006 and 2005 resulted primarily from redemptions of short-term investments of $1.5 million and net maturities of short-term investments of $6.9 million, respectively.

Net cash provided by financing activities in 2007 and 2006 resulted primarily from the proceeds from the issuance of common stock through employee stock plans. Net cash used in financing activities in 2005 resulted primarily from the repurchase of common stock for $1.7 million.

InsWeb leases its current office facilities under non-cancelable operating leases, which expire at various dates through April 2011, including a 10-year lease agreement through 2011 for office space in the Sacramento area which houses its corporate headquarters. InsWeb has options to extend the lease at the end of the lease term, and has the right of first refusal on other office space in the complex. In addition, InsWeb has entered into various sublease arrangements associated with previously exited facilities that have terms extending through September 2008.

Aggregate contractual cash obligations, net of contractual sublease income, as of December 31, 2007 is summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2008	$2,936	$(1,801)	$1,135
2009	1,078	(191)	887
2010	1,078	(197)	881
2011	359	(33)	326
Thereafter	—	—	—
	$5,451	$(2,222)	$3,229

InsWeb subleases portions of the property InsWeb formerly occupied as its headquarters in Redwood City. Under the terms of the sublease, as amended, the sublessee is obligated to rent the entire facility for the duration of InsWeb’s lease (through September 2008) and to pay all rent and operating expenses otherwise payable by InsWeb directly to the landlord. Therefore, the sublease results in a reduction in InsWeb’s contractual lease commitments by $1.5 million, through the remainder of the lease. In connection with its lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements(“Statement 157”).Statement 157 does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions used for measuring fair value, and expands disclosures about fair value measurements. Statement 157 clarifies that fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. Statement 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition, including the inputs used to measure fair value and the effect of such measurements on earnings for the period.

At its February 6, 2008 meeting, the FASB decided to (i) partially defer the effective date of Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) remove certain leasing transactions from the scope of Statement 157. The partial deferral is applicable to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Companies will still need to apply Statement 157’s recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets or nonfinancial liabilities that are remeasured at least annually. The FASB also decided to amend Statement 157 to exclude Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157.

Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted Statement 157 at the beginning of 2008. There has been no material impact to our financial statements due to the adoption of Statement 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115(“Statement 159”).Statement 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities as well as certain nonfinancial instruments that are similar to financial instruments (collectively, eligible items) at fair value (the fair value option). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Upon initial adoption, Statement 159 provides entities with a one-time chance to elect the fair value option for eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. We adopted SFAS 159 at the beginning of 2008 and did not make any elections for fair value accounting. Therefore, we did not record a cumulative-effect adjustment to our opening retained earnings balance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, as of December 31, 2007, we have maintained our portfolio of cash equivalents in short-term and overnight investments that are subject to minimal market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2007, all of our cash equivalents mature in less than three months.

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages F-1 to F-20.

INSWEB CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of InsWeb Corporation

We have audited the accompanying consolidated balance sheets of InsWeb Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InsWeb Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 2006, the Company changed its method of accounting for share-based payments in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment.”

/s/ ERNST & YOUNG LLP

Sacramento, California

March 31, 2008

INSWEB CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$10,777	$6,750
Accounts receivable, net of allowances of $36 at 2007 and $12 at 2006	2,428	2,804
Prepaid expenses and other current assets (including related party receivable of $48 at 2007 and $0 at 2006)	596	398
Total current assets	13,801	9,952
Property and equipment	257	389
Other assets	75	115
Total assets	$14,133	$10,456

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,118	$2,248
Accrued expenses	1,426	2,672
Deferred revenue	246	245
Total current liabilities	3,790	5,165
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2007 and 2006	—	—
Common stock, $0.001 par value. Authorized: 25,000 shares; 7,807 shares issued and 4,583 shares outstanding at 2007; and 7,338 shares issued and 4,114 outstanding at 2006	8	7
Paid-in capital	206,208	203,578
Treasury stock, 3,224 shares at 2007 and 2006	(6,334)	(6,334)
Accumulated other comprehensive loss	—	—
Accumulated deficit	(189,539)	(191,960)
Total stockholders’ equity	10,343	5,291
Total liabilities and stockholders’ equity	$14,133	$10,456

See accompanying notes.

INSWEB CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

Revenues:
Transaction fees	$32,940	$28,161	$24,650
Other	258	340	365
Total revenues	33,198	28,501	25,015
Operating expenses:
Direct marketing	19,567	18,576	15,207
Sales and marketing	5,246	7,512	6,770
Technology	3,075	4,459	5,354
General and administrative	4,213	3,799	4,023
Lease loss accrual	(985)	—	—
Total operating expenses	31,116	34,346	31,354
Income (loss) from operations	2,082	(5,845)	(6,339)
Interest income	378	425	398
Other income, net	6	2,050	—
Income (loss) before income taxes	2,466	(3,370)	(5,941)
Provision for income taxes	45	—	—
Net income (loss)	$2,421	$(3,370)	$(5,941)

Net income (loss) per share:
Basic	$0.55	$(0.82)	$(1.40)

Diluted	$0.46	$(0.82)	$(1.40)

Shares used in computing net income (loss) per share:
Basic	4,387	4,092	4,234
Diluted	5,295	4,092	4,234

See accompanying notes.

INSWEB CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005

(Amounts in thousands, except per share amounts)

	Common Stock		Paid-in	Treasury Stock		Accumulated Other	Accumulated
	Shares	Amount	Capital	Shares	Amount	Comprehensive Loss	Deficit	Total

Balances, December 31, 2004	7,257	$7	$202,961	(2,468)	$(4,596)	$(8)	$(182,649)	$15,715
Issuance of shares through employee stock purchase plan and stock option plan	44	—	98	—	—	—	—	98
Shares repurchased	—	—	—	(756)	(1,738)	—	—	(1,738)
Comprehensive loss:
Change in unrealized gain on investments	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(5,941)	(5,941)
Comprehensive loss	—	—	—	—	—	—	—	(5,934)

Balances, December 31, 2005	7,301	7	203,059	(3,224)	(6,334)	(1)	(188,590)	8,141
Issuance of shares through employee stock purchase plan and stock option plan	37	—	88	—	—	—	—	88
Share-based compensation expense	—	—	431	—	—	—	—	431
Comprehensive loss:
Change in unrealized gain on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(3,370)	(3,370)
Comprehensive loss	—	—	—	—	—	—	—	(3,369)

Balances, December 31, 2006	7,338	7	203,578	(3,224)	(6,334)	—	(191,960)	5,291
Issuance of shares through employee stock purchase plan and stock option plan	469	1	1,516	—	—	—	—	1,517
Share-based compensation expense	—	—	1,114	—	—	—	—	1,114
Comprehensive income:
Net income	—	—	—	—	—	—	2,421	2,421
Comprehensive income	—	—	—	—	—	—	—	2,421

Balances, December 31, 2007	7,807	$8	$206,208	(3,224)	$(6,334)	$—	$(189,539)	$10,343

See accompanying notes.

INSWEB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(Amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,421	$(3,370)	$(5,941)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Lease loss accrual	(985)	—	—
Share-based compensation	1,114	431	—
Depreciation and amortization	152	210	534
Net changes in operating assets and liabilities:
Accounts receivable	376	(507)	(1,272)
Prepaid expenses and other current assets	(198)	147	162
Other assets	40	231	(12)
Accounts payable	(130)	(407)	1,407
Accrued expenses	(261)	(412)	(292)
Deferred revenue	1	117	72
Net cash provided by (used in) operating activities	2,530	(3,560)	(5,342)
Cash flows from investing activities:
Redemptions of short-term investments	—	1,462	13,718
Purchases of short-term investments	—	(228)	(6,799)
Purchases of property and equipment	(20)	(75)	(128)
Net cash (used in) provided by investing activities	(20)	1,159	6,791
Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	1,517	88	98
Repurchases of common stock	—	—	(1,738)
Repayment of debt	—	(10)	(70)
Net cash provided by (used in) financing activities	1,517	78	(1,710)
Net increase (decrease) in cash and cash equivalents	4,027	(2,323)	(261)
Cash and cash equivalents, beginning of year	6,750	9,073	9,334
Cash and cash equivalents, end of year	$10,777	$6,750	$9,073

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

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned, generally, from the delivery of a lead to a participating insurance provider or local agent. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website. In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or click-through.

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, uncertain economic conditions which could result in lower growth rates, the changing nature of the electronic commerce industry, variations in the availability and cost of acquiring consumer traffic, unpredictability of future revenues, reliance on key customers –insurance carriers, agents and other providers – who are themselves subject to volatility in their operating cycles, and reliance on a third-party intermediary who provides leads to local insurance agents on InsWeb’s behalf. These risks and uncertainties, among others, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. In light of the evolving nature of InsWeb’s business to better capitalize on its position as a leading insurance portal, including the current expansion of InsWeb’s agent network program, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, there is no assurance that InsWeb will be able to sustain profitability.

2.                                    Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. andGoldrush Insurance Services, Inc. (“InsWeb” or the “Company”). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

2.                                    Summary of Significant Accounting Policies (continued)

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

Online marketing and direct marketing expense

InsWeb’s marketing strategy is designed to increase consumer traffic to its website and to drive awareness of its insurance products and services. The Company employs various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to its site. Fees related to the Company’s online marketing are expensed in the period the related consumer click-through occurs or in some cases, when the consumer leads are generated. Fixed-fee payments, which are part of certain strategic partnership agreements, are generally expensed on a straight-line basis over the term of the agreement, or ratably based on delivery of the specified consumer traffic targets, whichever method results in a greater expense during the period. Online advertising payments based on per unit transactions are expensed in the period in which the consumer traffic occurred and are included in direct marketing expense.

Costs related to advertising and promotions of products are charged to sales and marketing expense as incurred. Direct marketing expense for the years ended December 31, 2007, 2006 and 2005 were $19,567,000, $18,576,000, and $15,207,000, respectively.

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

Concentration of risk—credit

Financial instruments that potentially subject InsWeb to concentrations of credit risk, as defined by Statement of Financial Accounting Standard No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” consist principally of cash, cash equivalents, and accounts receivable. InsWeb deposits its cash and cash equivalents with various domestic financial institutions. Such deposits may exceed federal deposit insurance limits.

InsWeb’s investments consist of diversified investment grade securities. InsWeb’s investment policy limits the amount of credit exposure to investments in any one issue, and InsWeb believes no significant concentration of credit risk exists with respect to these investments.

2.                                    Summary of Significant Accounting Policies (continued)

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

Concentration of risk—significant customers

For the year ended December 31, 2007, three customers (NetQuote, Allstate and AIG) accounted for 16%, 13%and 13% of total revenues, respectively.For the year ended December 31, 2006, two customers (NetQuote and AIG) accounted for 17% and 10% of total revenues. For the year ended December 31, 2005, one customer (NetQuote) accounted for 27% of total revenues.At December 31, 2007, two customers (AIG and NetQuote) each accounted for 17% of accounts receivable. At December 31, 2006, two customers (AIG and NetQuote) accounted for 18% and 12% of accounts receivable, respectively.

Income taxes

InsWeb uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. At December 31, 2007 and 2006, all deferred tax assets, without offsetting liabilities in the same jurisdiction, were fully offset by a valuation allowance.

In July 2006, the Financial Accounting Standards Board ( “FASB”) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the Statement of Financial Accounting Standards  (“SFAS”) No. 109, Accounting for Income Taxes.FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. InsWeb adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not have a material impact on our consolidated financial position or results of operations.

InsWeb accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. No amounts were recognized for interest and penalties upon adoption of FIN 48 or during the year ended December 31, 2007.

Net income (loss) per share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options had been exercised. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, for the years ended 2006 and 2005, as their effect would be antidilutive.

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005

Numerator for basic and diluted net loss per share:
Net income (loss) available to common stockholders	$2,421	$(3,370)	$(5,941)

Denominator for net income (loss) per share:
Basic—weighted average shares of common stock outstanding	4,387	4,092	4,234
Dilutive effect of employee stock options	908	—	—
Diluted	5,295	4,092	4,234

Net income (loss) per share:
Basic—as reported	$0.55	$(0.82)	$(1.40)
Diluted—as reported	$0.46	$(0.82)	$(1.40)

Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options to purchase shares totaling 970,000 as of December 31, 2006 and 679,000 as of December 31, 2005.

Segment information

InsWeb operates in one segment, business-to-consumer electronic insurance services. InsWeb markets its online marketplace in the United States. The Chief Executive Officer has been identified as the Chief Operating Decision Maker because he has final authority over resource allocation decisions and performance assessment.

2.                                    Summary of Significant Accounting Policies (continued)

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). Statement 157 does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions used for measuring fair value, and expands disclosures about fair value measurements. Statement 157 clarifies that fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. Statement 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition, including the inputs used to measure fair value and the effect of such measurements on earnings for the period.

At its February 6, 2008 meeting, the FASB decided to (i) partially defer the effective date of Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) remove certain leasing transactions from the scope of Statement 157. The partial deferral is applicable to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Companies will still need to apply Statement 157’s recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets or nonfinancial liabilities that are remeasured at least annually. The FASB also decided to amend Statement 157 to exclude Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157.

Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted Statement 157 at the beginning of 2008. There has been no material impact to the Company’s financial statements due to the adoption of Statement 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115(“Statement 159”).Statement 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities as well as certain nonfinancial instruments that are similar to financial instruments (collectively, eligible items) at fair value (the fair value option). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Upon initial adoption, Statement 159 provides entities with a one-time chance to elect the fair value option for eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. The Company adopted Statement 159 at the beginning of 2008 and did not make any elections for fair value accounting. Therefore, the Company did not record a cumulative-effect adjustment to its opening retained earnings balance.

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

On October 19, 2005, the Compensation Committee of the Board of Directors of InsWeb approved the acceleration of vesting of all stock options outstanding as of October 19, 2005 held by employees.Options to purchase approximately 496,000 shares of common stock, or 33% of the total outstanding options, with varying remaining vesting schedules, were subject to the acceleration and became immediately exercisable. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged.

Options outstanding and currently exercisable by exercise price at December 31, 2007 are as follows:

	Options Outstanding		Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Number Outstanding	Weighted Average Exercise Price
(in thousands, except contractual life and exercise price amounts)
$1.40-$2.03	118	3.77	118	$2.02
$2.05-$2.05	340	3.84	298	$2.05
$2.30-$2.79	237	6.20	234	$2.74
$2.80-$3.25	232	6.41	214	$3.03
$3.26-$4.85	508	4.74	390	$3.90
$4.86-$6.30	345	4.49	345	$5.18
$6.31-$270.00	173	3.32	141	$34.81
	1,953	4.73	1,740	$5.95

InsWeb has an Employee Stock Purchase Plan (the “Purchase Plan”) under which eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month purchase period. During 2007, 2006 and 2005, 7,861, 8,246 and 8,373 shares respectively, were distributed to employees at prices ranging from $1.97 per share to $2.84 per share. The weighted average fair value of the 2007, 2006 and 2005 awards were $2.44, $2.26 and $2.48 per share, respectively. At December 31, 2007, InsWeb had 407,000 shares of its common stock reserved for future issuance under the Purchase Plan. The number of shares of common stock issuable under the 1999 Plan is increased by 50,000 shares each year until January 1, 2008.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”) requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, share-based compensation expense for the year ended December 31, 2006 includes all share-based compensation awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense for stock option awards issued subsequent to January 1, 2006 on a straight-line basis over the requisite service period of the award. All options issued prior to January 1, 2006 were fully vested at the date of adoption of SFAS 123(R), and therefore, no compensation expense was recognized for these options for the years ended December 31, 2007 and 2006.

3. Share-Based Payments (continued)

The following table sets forth the total share-based compensation expense resulting from stock options and the Purchase Plan included in the Company’s operating expenses in its condensed consolidated statements of operations for the year ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007	2006

Sales and marketing	$239	$126
Technology	92	32
General and administrative	783	273

Total share-based compensation expense	$1,114	$431

Prior to the adoption of SFAS 123(R), InsWeb accounted for its share-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.The following table illustrates the effect on net loss and net loss per share if InsWeb had applied the fair value recognition provisions of Financial Accounting Standards Board Statements No. 123 “Accounting for Share-Based Compensation” and No. 148, “Accounting for Share-Based Compensation-Transition and Disclosure,” to share-based employee compensation for the year ended December 31, 2005 (in thousands, except per share amounts):

Year Ended December 31,
2005

Net loss, as reported	$(5,941)
Deduct: Share based compensation expense determined under fair value based method for all awards	(1,009)

Pro forma net loss	$(6,950)

Net loss per share:
Basic — as reported	$(1.40)

Basic — pro forma	$(1.64)

Share-based compensation expense included in the determination of net loss, as reported	$—

The fair value of share-based awards granted pursuant to the Company’s stock option plans was estimated using the Black-Scholes model with the following assumptions for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

Expected term (in years)	3.00	3.68	4.78
Expected volatility	0.66	0.72	0.58
Risk-free interest rate	4.8%	4.0%	4.0%
Expected dividend	—	—	—
Weighted-average fair value at grant date	$1.91	$1.17	$1.51

The Black-Scholes model is also used to determine the fair value of the shares issued for the Purchase Plan for the years ended December 31, 2007, 2006 and 2005. In connection with the Purchase Plan, for 2007, 2006 and 2005, assumptions used for expected term (in years), volatility and risk-free interest rate were approximately 0.50, 0.50 and 4.0% respectively.

Expected term. The expected term represents the period that the Company’s share-based awards are expected to be outstanding. As permitted by Staff Accounting Bulletin No. 107, Topic 14, “Share Based Payment,” the Company adopted a temporary “simplified” method to developing the estimate of the expected term of an employee stock option. Under the “simplified”

3. Share-Based Payments (continued)

method, the expected term is calculated by adding the vesting term to the contractual term of the option grant and dividing the total by two. This simplified method is permitted until such time as more detailed information about exercise behavior is known.

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

Activity under all of the Company’s stock option plans is as follows:

(in thousands, except exercise price amounts)	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price

Balances, December 31, 2004	1,047	1,144	$8.54
Additional shares reserved	203	—	—
Granted	(425)	425	$2.91
Exercised	—	(35)	$2.17
Canceled/forfeited	63	(63)	$10.22
Balances, December 31, 2005	888	1,464	$6.98
Additional shares reserved	206	—	—
Granted	(652)	652	$2.19
Exercised	—	(29)	$2.39
Canceled/forfeited	164	(164)	$5.57
Balances, December 31, 2006	606	1,923	$5.88
Additional shares reserved	206	—	—
Granted	(552)	552	$3.98
Exercised	—	(460)	$3.25
Canceled/forfeited	62	(62)	$3.81
Expiration of 1997 stock option plan on July 1, 2007	(322)

Balances, December 31, 2007	—	1,953	$5.70

The aggregate intrinsic values of options outstanding and exercisable at December 31, 2007 and 2006 were $9,071,000, and $739,000, respectively. Aggregate intrinsic value represents the total intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2007 and 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on December 31, 2007 and 2006, respectively. The total intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 were $1,903,000, $15,000 and $38,000, respectively. The weighted-average remaining contractual terms of options outstanding and exercisable at December 31, 2007 and 2006 were 4.73 and 6.01 years, respectively.

As of December 31, 2007, there was $170,000 in unrecognized compensation cost for all stock options outstanding that were unvested. This amount is expected to be recognized over the weighted-average period of 2.2 years. The Company’s current practice is to issue new shares to satisfy share option exercises.

Cash received from stock option exercises and purchases under the Purchase Plan for December 31, 2007, 2006 and 2005 were $1,517,000, $88,000 and $98,000 respectively.

4.                                    Consolidated Financial Statement Details

Cash and cash equivalents

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2007	2006
Cash	$2,407	$2,084
Money market funds	1,343	603
Commercial paper	3,315	2,393
Government sponsored enterprises	3,712	1,670
	$10,777	$6,750

InsWeb accounts for its short-term investments under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires the classification of investments in debt and equity securities with readily determinable fair values as “held-to-maturity,” “available-for-sale,” or “trading.” Management determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when InsWeb has the positive intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value based on quoted market prices, with unrealized gains and losses reported as a component of other comprehensive loss in stockholders’ equity. The cost of securities sold is based on the specific identification method. InsWeb holds no short-term investments at December 31, 2007 and 2006.

At December 31, 2007, the contractual maturities of InsWeb’s investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

Prepaid expenses, related party receivable and other current assets

Prepaid expenses, related party receivable and other current assets consist of the following (in thousands):

	December 31,
	2007	2006
Prepaid insurance	$139	$174
Related party receivable	48	—
Other	409	224
	$596	$398

                                                On December 27, 2007, $48,000 was paid by InsWeb to the respective governmental agencies on behalf of the Chairman and CEO to cover his portion of withholding taxes for exercises of non-qualified stock options. This amount was subsequently repaid by the Chairman and CEO to InsWeb in January 2008.

4.                                    Consolidated Financial Statement Details (continued)

Property and equipment

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2007	2006
Computer and office equipment	$4,711	$4,693
Furniture and fixtures	1,009	1,009
Leasehold improvements	687	687
Software	3,244	3,242
	9,651	9,631
Less accumulated depreciation	(9,394)	(9,242)
	$257	$389

Depreciation expense was $152,000, $210,000, and $418,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Other assets

Other assets consist of the following (in thousands):

	December 31,
	2007	2006
Deposits for operating leases	$75	$113
Other	—	2
	$75	$115

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006

Accrued employee compensation	$402	$495
Deferred rent	374	463
Accrued lease obligations (see Note 5)	248	1,563
Other	402	151
	$1,426	$2,672

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

Net contractual lease commitments as of December 31, 2007 are summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2008	$2,936	$(1,801)	$1,135
2009	1,078	(191)	887
2010	1,078	(197)	881
2011	359	(33)	326
Thereafter	—	—	—
	$5,451	$(2,222)	$3,229

Rent expense for the years ended December 31, 2007, 2006, and 2005 was $916,000, $1,010,000, and $999,000 (net of sublease rental income of $2,167,000, $2,030,000, and $1,961,000), respectively.

Security deposits payable (under sublease agreements) as of December 31, 2007 and 2006 was $21,000.

One of InsWeb’s operating leases is for a 65,000 square foot building in Redwood City, California. Under the terms of the sublease of this facility, as amended, the sublessee is obligated to rent the entire facility for the duration of the InsWeb lease (through September 2008) and to pay all rent and operating expenses otherwise payable by InsWeb directly to the landlord. Therefore, the sublease results in a reduction in InsWeb’s contractual lease commitments of $1,515,000, through the remainder of the lease.In connection with its lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, the Company maintains an accrual for formerly occupied facilities. The accrual for lease obligations of formerly occupied facilities was $248,000 at December 31, 2007.If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

Securities Class Action

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies

5.                                    Commitments and Contingencies (continued)

collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. While the District Court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Because of the significant technical barriers presented by the Court’s decision, the parties withdrew the proposed settlement and the plaintiffs filed an amended complaint.  There is no assurance that a new settlement will be negotiated, and then approved. If the settlement is not negotiated and subsequently approved, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999.  the complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors§ and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Actgroup of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of the Company’s common stock within periods of less than six months in violation of the provisions of Section 16(b).  The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b).  InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint.  A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm.   On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint.  InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Patent Litigation

On November 30, 2007, Autobytel Inc.filed a complaint in the United States District Court for the Eastern District of Texas against InsWeb and three other defendants.  The complaint alleges that InsWeb and the other defendants infringed U.S. Patent No. 6,282,517 (the “‘517 patent”), which appears to disclose a method and apparatus to allow a potential automobile purchaser to create and submit a purchase request for a new or used automobile over a computer network.  The complaint contains generic allegations that InsWeb infringed the ‘517 patent by making, using, offering to sell and selling systems and/or methods that embody the invention claimed in the ‘517 patent and/or actively inducing and/or contributing to others’ infringement of such inventions.  The complaint seeks unspecified monetary damages and injunctive relief.  On February 25, 2008, InsWeb filed an answer and counterclaim denying infringement of the ‘517 patent and asserting invalidity of the patent and other affirmative defenses.

On March 11, 2008, InsWeb filed a complaint in the United States District Court for the Southern District of California against Autobytel, Inc., Autobytel I Corporation (formerly known as AVV, Inc.) and Dominion Enterprises.  The complaint alleges that the defendants have infringed InsWeb’s U.S. Patent No. 6,898,597, which relates to an event logging system that monitors for the occurrence of predefined website usage events. Defendant Autobytel, through its wholly-owned subsidiary AVV, marketed and sold a product known as WebControl that embodies the invention claimed in InsWeb’s patent. In January 2008, Autobytel sold AVV, including the WebControl product, to Dominion Enterprises.

InsWeb intends to vigorously defend the Texas lawsuit and prosecute the California action.  The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

6.                                    Income Taxes

The Company’s provision for income taxes was $45,000, $0 and $0 for the years ended December 31, 2007, 2006 and 2005 respectively.

As of December 31, 2007 and 2006, InsWeb had net operating loss carry forwards of approximately $186,000,000 and $189,000,000 for federal income tax purposes and $130,000,000 and $127,000,000 for state income tax purposes, respectively. The federal net operating loss carry forwards will begin to expire in the year 2011 and state net operating loss carry forwards will begin to expire in 2008. InsWeb’s ability to utilize a portion of its net operating loss carry forwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit, on an annual basis, InsWeb’s future use of its net operating loss carry forwards.

The components of the net deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2007	2006
Net operating loss carry forwards	$70,950	$71,632
Tax credit carry forwards	958	1,228
Accruals and allowances	6,259	8,120
Other	(5,001)	(5,359)
	73,166	75,621
Less valuation allowance	(73,166)	(75,621)
Net deferred tax asset	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, InsWeb has recorded a valuation allowance against its net deferred tax asset. The valuation allowance recorded for the years ended December 31, 2007, 2006 and 2005 decreased by $2,455,000 in 2007 and increased by $1,413,000 and $3,762,000 for 2006 and 2005 respectively. Deferred tax assets relating to net operating loss carry forwards for federal and state purposes include approximately $2,700,000 associated with stock compensation activity for which subsequent realized tax benefits, if any, will be credited directly to equity in the future.

The difference between the income tax benefit at the federal statutory rate of 34% and InsWeb’s effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2007	2006	2005
Federal tax (benefit) at statutory rate	34%	34%	34%
State taxes, net of federal benefit	—%	—%	—%
Share based compensation	(8)%	—%	—%
Other	2%	—%	—%
Adjustment due to change in valuation allowance	(26)%	(34)%	(34)%
Provision for income taxes	2%	0%	0%

7.                                    Employee Benefit Plan

InsWeb has a defined contribution plan offered to all eligible employees, which is qualified under section 401(k) of the Internal Revenue Code. InsWeb will match 50% of the first 6% of elective contributions made by each qualifying employee. Each participant is 100% vested in elective contributions and is incrementally vested one-third at the end of each of three consecutive years of service in employer contributions. Employer contributions for the years ended December 31, 2007, 2006 and 2005 were $92,000, $119,000, and $151,000 respectively.

8.                                    Subsequent Events

A special meeting of stockholders was held on February 29, 2008 to consider and approve the InsWeb Corporation 2008 Stock Option Plan (the “Plan”). The Plan was approved at the special meeting with 89% of the shares present or represented by proxy voting in favor of adoption. The Company reserved 1,500,000 shares under the Plan.

9.                                    Quarterly Financial Information (unaudited)

	Quarter ended
(amounts in thousands, except per share amounts)	Mar. 31	Jun. 30	Sept. 30	Dec. 31

Fiscal 2007:
Total revenues	$8,110	$8,129	$9,231	$7,728
Operating expenses	7,784	8,024	8,875	6,433
Income from operations	326	105	356	1,295
Other income (expense), net	76	109	108	91
Net income	$402	$214	$464	$1,386
Net income per share:
Basic	$0.10	$0.05	$0.10	$0.29
Diluted	$0.09	$0.04	$0.08	$0.23

Fiscal 2006:
Total revenues	$7,655	$7,517	$7,505	$5,824
Operating expenses	9,438	9,415	9,192	6,301
Loss from operations	(1,783)	(1,898)	(1,687)	(477)
Other income (expense), net	92	2,145	97	141
Net income (loss)	$(1,691)	$247	$(1,590)	$(336)

Net income (loss) per share - basic and diluted	$(0.41)	$0.06	$(0.39)	$(0.08)

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

(b)         Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

1.              pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.              provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.              provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation using criteria established in Internal Control – Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(c)          Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 10. Directors and Executive Officers,and Corporate Governance.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Management”.

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in our definitive proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this Item with respect to our code of ethics is incorporated by reference to information set forth in our definitive proxy statement under the heading “Proposal No. 1 – Election of Directors – Committee Charters and other Corporate Governance Materials.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                               The following documents are filed as part of this Form:

1.                                    Financial Statements:

2.                                    Financial Statement Schedules:

The following financial statement schedule of InsWeb Corporation for the years ended December 31, 2007, 2006 and 2005 is filed as part of this report and should be read in conjunction with the consolidated financial statements of InsWeb Corporation.

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

SIGNATURES

                                                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008.

INSWEB CORPORATION

By:	/s/ KIRAN RASARETNAM
Kiran Rasaretnam Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive Officer	March 31, 2008
Hussein A. Enan

/s/ KIRAN RASARETNAM	Chief Financial Officer (Principal Financial Officer)	March 31, 2008
Kiran Rasaretnam

/s/ STEVEN J. YASUDA	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2008
Steven J. Yasuda

/s/ JAMES M. CORROON	Vice Chairman of the Board	March 31, 2008
James M. Corroon

/s/ DENNIS H. CHOOKASZIAN	Director	March 31, 2008
Dennis H. Chookaszian

/s/ THOMAS W. ORR	Director	March 31, 2008
Thomas W. Orr

/s/ ROBERT A. PUCCINELLI	Director	March 31, 2008
Robert A. Puccinelli

INSWEB CORPORATION

EXHIBITS TO FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2007

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Bylaws of Registrant. (1)
4.1	Fourth Amended and Restated Investor Rights Agreement between Registrant and certain Stockholders of Registrant, dated as of January 24, 2001. (2)
10.1*	Form of Indemnification Agreement between Registrant and Registrant’s directors and officers. (1)
10.2*	Registrant’s 1997 Stock Option Plan. (1)
10.3*	Registrant’s 1999 Employee Stock Purchase Plan. (1)
10.11	Lease Agreement between Registrant and Oates/Allegheny Venture I, LLC, dated September 29, 2000. (3)
10.12	Third Amendment to Sublease Agreement between Registrant and Seven Networks, Inc., dated May 1, 2002. (4)
10.16*	InsWeb Corporation Executive Retention and Severance Plan. (5)
10.22† 10.23†	InsWeb Services Agreement by and between Registrant and NetQuote, Inc., dated as of September 26, 2006. (8) Services Agreement between registrant and NetQuote, Inc. effective as of July 10, 2007.(9)
14.1	Code of Business Conduct and Ethics. (6)
21.1	Subsidiaries of Registrant. (10)
23.1	Consent of Independent Registered Public Accounting Firm. (10)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (10)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (10)
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. (10)

(1)	Incorporated by reference to identically numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-78095), as amended (the “Form S-1”).
(2)	Incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K filed on February 8, 2002.
(3)	Incorporated by reference to Exhibit 10.23 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(4)	Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(5)	Incorporated by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004.
(6)	Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(7)	Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(8)	Incorporated by reference to identically numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006.
(9)	Incorporated by reference to identically numbered exhibit to Registrant’s Quarterly report on Form 10-Q for the three months ended September 30, 2007.
(10)	Filed herewith.

†                                         Confidential treatment has been granted as to a portion of this Exhibit.

*                                         Constitutes a management contract or a compensatory plan or arrangement.

INSWEB CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2007, 2006 and 2005

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2007:
Allowance for doubtful accounts	$12,000	$—	$24,000	$—	$36,000
Year ended December 31, 2006:
Allowance for doubtful accounts	$36,000	$—	$—	$(24,000)	$12,000
Year ended December 31, 2005:
Allowance for doubtful accounts	$27,000	$9,000	$—	$—	$36,000