Form 10-Q
period 2008-03-31
INSWEB CORP
filed 2008-05-13
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on April 30, 2008 were 4,684,158 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:                                                   FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$12,161	$10,777
Accounts receivable, net	3,548	2,428
Prepaid expenses and other current assets (including related party receivable of $0 at March 31, 2008 and $48 at December 31, 2007.)	368	596
Total current assets	16,077	13,801
Property and equipment, net	291	257
Other assets	75	75
Total assets	$16,443	$14,133

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,918	$2,118
Accrued expenses	1,643	1,426
Deferred revenue	229	246
Total current liabilities	4,790	3,790

Commitments and contingencies

Stockholders’ equity:
Common stock	8	8
Paid-in capital	206,846	206,208
Treasury stock	(6,334)	(6,334)
Unrealized gain on available-for-sale securities	2	—
Accumulated deficit	(188,869)	(189,539)
Total stockholders’ equity	11,653	10,343
Total liabilities and stockholders’ equity	$16,443	$14,133

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Transaction fees	$12,971	$8,043
Other	61	67
Total revenues	13,032	8,110

Operating expenses:
Direct marketing	9,305	4,528
Sales and marketing	1,295	1,478
Technology	816	876
General and administrative	1,026	902
Total operating expenses	12,442	7,784
Income from operations	590	326
Interest income	89	72
Other income	—	4

Income before income taxes	679	402

Provision for income taxes	9	—

Net income	$670	$402

Net income per share:
Basic	$0.14	$0.10
Diluted	$0.12	$0.09

Weighted-average shares used in computing per share amounts
Basic	4,641	4,119
Diluted	5,783	4,452

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$670	$402
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	334	314
Depreciation and amortization	34	44
Net changes in operating assets and liabilities:
Accounts receivable	(1,120)	(608)
Prepaid expenses and other current assets	228	126
Other assets	—	2
Accounts payable	800	186
Accrued expenses	217	(102)
Deferred revenue	(17)	(45)
Net cash provided by operating activities	1,146	319

Cash flows from investing activities:

Purchases of property and equipment	(68)	(7)
Net cash used in investing activities	(68)	(7)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	306	29
Net cash provided by financing activities	306	29
Net increase in cash and cash equivalents	1,384	341
Cash and cash equivalents, beginning of period	10,777	6,750
Cash and cash equivalents, end of period	$12,161	$7,091

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business of InsWeb

InsWeb Corporation operates an online insurance marketplace that enables consumers to obtain multiple insurance quotes for a variety of insurance products, including automobile, homeowners and term life. InsWeb’s marketplace electronically matches consumers and insurance providers. InsWeb has combined knowledge of the insurance industry, technological expertise and close relationships with insurance companies, agents and other providers to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, and apply for and receive quotes for coverage for automobile, homeowners and term life insurance. Management believes that InsWeb provides insurance providers with pre-qualified consumers at attractive acquisition costs, with the scalable, cost-efficient distribution capabilities of InsWeb’s Internet-based model.

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, uncertain economic conditions which could result in lower growth rates, the changing nature of the electronic commerce industry, variations in the availability and cost of acquiring consumer traffic, unpredictability of future revenues, reliance on key customers —insurance carriers, agents and other providers – who are themselves subject to volatility in their operating cycles, and reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf. These risks and uncertainties, among others, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. In light of InsWeb’s ongoing modifications to its business model to better capitalize on its position as a leading insurance portal, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, there is no assurance that InsWeb will be able to sustain profitability.

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The March 31, 2008 condensed consolidated balance sheet was derived from unaudited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. InsWeb adopted Statement 157 at the beginning of 2008. There was no material impact to the Company’s financial statements due to the adoption of Statement 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“Statement 159”). Statement 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities as well as certain nonfinancial instruments that are similar to financial instruments (collectively, eligible items) at fair value (the fair value option). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Upon initial adoption, Statement 159 provides entities with a one-time chance to elect the fair value option for eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings or accumulated deficit in the year the statement is adopted. InsWeb adopted Statement 159 at the beginning of 2008 and did not make any elections for fair value accounting. Therefore, InsWeb did not record a cumulative-effect adjustment to its opening accumulated deficit balance.

3. Share-Based Payments

InsWeb maintains a stock option plan and an employee stock purchase plan. The following table sets forth the total share-based compensation expense relating to these plans included in InsWeb’s operating expenses in its condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007

Technology	$54	$32
Sales and marketing	94	55
General and administrative	186	227
	$334	$314

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Concentration of Risk — Significant Customers

For the three months ended March 31, 2008, four customers accounted for 17%, 16%, 10% and 10% of total revenues, respectively. For the three months ended March 31, 2007, three customers accounted for 15%, 12% and 10% of total revenues, respectively. At March 31, 2008, two customers accounted for 18% and 17% of accounts receivable, respectively. At December 31, 2007, two customers each accounted for 17% of accounts receivable, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Amounts due to fee sharing partners	$719	$373
Deferred rent	348	374
Accrued employee compensation	317	402
Accrued lease obligations (see Note 7)	249	248
Other	10	29
	$1,643	$1,426

6. Comprehensive Income

Total comprehensive income was as follows (in thousands):

	Three months ended March 31,
	2008	2007

Net income	$670	$402
Other comprehensive income - change in unrealized gain on investments	2	—
Comprehensive income	$672	$402

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income per share of common stock:

	Three months ended March 31,
(In thousands, except per share amounts)	2008	2007

Numerator for basic and diluted net income per share:
Net income available to common stockholders	$670	$402

Denominator for net income per share:
Basic—weighted average shares of common stock outstanding	4,641	4,119
Dilutive effect of employee stock options	1,142	333
Diluted	5,783	4,452

Net income per share:
Basic—as reported	$0.14	$0.10
Diluted—as reported	$0.12	$0.09

8. Commitments and Contingencies

Leases

InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of March 31, 2008, total future obligations for these facilities amounted to $1.3 million; these obligations are offset by total contractual future sublease income of approximately $1.1 million. In connection with its lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, InsWeb maintains an accrual for formerly occupied facilities of $0.2 million at March 31, 2008. If these estimates or their related assumptions change in the future, InsWeb may be required to record a charge to increase its existing accrual.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Commitments and Contingencies (continued)

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

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Actgroup of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of the Company’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb has again been excused from filing an answer. InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Commitments and Contingencies (continued)

Patent Litigation

On November 30, 2007, Autobytel, Inc.filed a complaint in the United States District Court for the Eastern District of Texas against InsWeb and three other defendants. The complaint alleges that InsWeb and the other defendants infringed U.S. Patent No. 6,282,517 (the “‘517 patent”), which appears to disclose a method and apparatus to allow a potential automobile purchaser to create and submit a purchase request for a new or used automobile over a computer network. The complaint contains generic allegations that InsWeb infringed the ‘517 patent by making, using, offering to sell and selling systems and/or methods that embody the invention claimed in the ‘517 patent and/or actively inducing and/or contributing to others’ infringement of such inventions. The complaint seeks unspecified monetary damages and injunctive relief. On February 25, 2008, InsWeb filed an answer and counterclaim denying infringement of the ‘517 patent and asserting invalidity of the patent and other affirmative defenses.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, fluctuations in revenues, anticipated and unanticipated losses, the unpredictability of consumer shopping and/or buying behavior, especially on the internet, potential increases in advertising and marketing costs on the internet, the rate of participationby insurance companies and agents, reliance on key customers, who are themselves subject to volatility in their operating cycles, reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf, competition,risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, litigation in which InsWeb is a party, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2007 and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

                InsWeb (the “Company,” “InsWeb,” “we,” “us,” or “our”) operates an online insurance marketplace that enables consumers to comparison shop online and to obtain insurance company-sponsored quotes for a variety of insurance products, including automobile, homeowners and term life. InsWeb’s marketplace electronically matches consumers and insurance providers. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies, agents and insurance providers to develop an integrated online marketplace.

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

For term life insurance, the majority of our revenues prior to April 2007 consisted of commissions earned by our insurance agency subsidiary, InsWeb Insurance Services, Inc., upon the sale of a term life insurance policy. We discontinued the term life agency operation in April 2007 but continued to earn commissions throughout 2007 (in decreasing amounts) with the run off of the term life agency book of business. Beginning in 2008, substantially all of our future revenues from the term life insurance product are being generated by the sale of leads to third parties.

Beginning in 2008, InsWeb also generates both subscription and display advertising from sales of advertising on its Agent Directory pages. These pages display listings of several insurance companies and not more than eight local agents for the consumer to contact.

For a variety of other insurance products, including renters and health insurance, we are paid a fee for the click through of a consumer from our website to a third party’s website.

We have focused our efforts on automobile insurance, which accounted for approximately 83% of our transaction revenues in 2007, and 75% in 2006. For the three month period ending March 31, 2008, automobile insurance accounted for 86% of our transaction revenues. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

Results of Operations

The following financial highlights and key metrics are provided as a resource for our investors

	Three months Ended
	March 31,	March 31,
	2008	2007
Revenues:
Auto	$11,197,000	$6,411,000
Home/Condo/Renters	$931,000	$405,000
Term Life	$485,000	$1,215,000
Agent Directory	$351,000	$—
All other	$7,000	$12,000
Total transaction fees	$12,971,000	$8,043,000
# of Consumers:
Auto	2,862,000	1,318,000
Home/Condo/Renters	184,000	77,000
Term Life	9,000	60,000
Agent Directory	719,000	N/M
Total	3,774,000	1,455,000
Transaction revenue per consumer:
Auto	$3.91	$4.86
Home/Condo/Renters	$5.06	$5.26

Auto Segment B Revenue per Click	$6.70	$5.68
Avg. Times Lead Sold- (Auto and Home)	3.7	N/M
Agent Network (Auto and Home):
Carrier-Sponsored Agents	2,390	N/M
AgentInsider Approved Agents	5,764	4,309

Direct Marketing Costs:	$9,305,000	$4,528,000
Marketing Costs Per Consumer:
Total	$2.47	$3.11
Excluding Agent Directory	$2.90	$3.11
Direct Marketing Costs as a percent of Revenues:	71%	56%

Cash and Cash Equivalents:	$12,161,000	$7,091,000
Account Receivable:	$3,548,000	$3,412,000
Day Sales Outstanding (DSO):	21	35
Staffing:	72	85

Definitions:

“# of consumers”	Represents consumers acquired from marketing activities

“Per Consumer Information”	Represents Revenues earned or marketing costs incurred per consumer who has started an InsWeb quote form

“Segment B”	Auto Insurance consumers classified as non-standard (bad driving record, not enough experience, or not permanently incurred for 3 years)

“Avg. Times Lead Sold	Total # of times a lead is sold, including leads sold by NetQuote on our behalf

“Carrier-Sponsored Agents”	Carriers buying leads through InsWeb on behalf of their Agents

“AgentInsider approved Agents”	# of agents approved to buy leads through AgentInsider

“Direct Marketing Costs”	Represents expenses incurred by InsWeb to drive the consumers to InsWeb’s online insurance marketplace

*N/M	Information not meaningful

Transaction Fees. Automobile insurance transaction fees (consisting of lead fees and click through fees) increased to $11.2 million for the three months ended March 31, 2008, from $6.4 million for the comparable period in 2007. The increases in transaction fees were attributable to improvements to our lead generation program and a 160% increase in traffic from the comparable period in 2007. With the significant increase in traffic, the submission rate decreased, and the revenue per auto consumer decreased to $3.91 for the three months ended March 31, 2008, from $4.86 for the comparable period in 2007.

Term life insurance transaction fees (consisting primarily of lead fees) decreased to $0.5 million for the three months ended March 31, 2008, from $1.2 million for the comparable period in 2007. The decrease in term life revenues is attributable to the absence of commission based revenue following our decision in April 2007 to wind-down our term life agency in order to focus on lead generation opportunities. Beginning in 2008, term life insurance products are being offered to our consumers only through our online insurance marketplace using a lead generation model.

Homeowners, condominium and renters insurance (consisting primarily of lead fees) was $0.9 million for the three months ended March 31, 2008, as compared to $0.4 million for the comparable period in 2007. We expect revenue from the property insurance marketplace to increase during the remainder of 2008.

Agent directory (consisting primarily of subscription revenue) was $0.4 million for the three months ended March 31, 2008, as compared to $0 for the comparable period in 2007.

Operating Expenses

	Three months ended March 31,		Percentage change from
(in thousands, except percentages)	2008	2007	prior period

Operating expenses:
Direct marketing	$9,305	$4,528	105%
Sales and marketing	1,295	1,478	(12)
Technology	816	876	(7)
General and administrative	1,026	902	14

Operating Expenses (continued)

Direct Marketing. Direct marketing expenses consist of advertising, promotions and fees incurred to drive consumer traffic to the InsWeb online marketplace. Our marketing strategy is designed to increase consumer traffic to our website and to drive awareness of our insurance products and services. We employ various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to the InsWeb site as well as partnerships with other online lead generators that use our network. Fees related to our online marketing are expensed in the period in which the consumer clicks through from a partner’s website to InsWeb’s website, or in some cases, when the consumer’s activity on the InsWeb website generates a lead to an insurance provider. Direct marketing expenses for the three months ending March 31, 2008 increased to $9.3 million from $4.5 million in the comparable period in 2007. Direct marketing expense as a percent of total revenues was 71% for the three months ended March 31, 2008, compared to 56% for the comparable period in 2007. Direct marketing expenses per consumer were $2.47 for the three months ended March 31, 2008, a decrease from $3.11 for the comparable period in 2007.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our sales and marketing personnel. Sales and marketing expenses decreased to $1.3 million for the three months ended March 31, 2008, from $1.5 million for the comparable period in 2007. This decrease was primarily due to the winding-down of our term life agency beginning in April 2007. Sales and marketing expenses for the remainder of 2008 are expected to increase, due to an increase in headcount related expenses.

                Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with our technology initiatives. Technology expenses decreased to $0.8 million for the three months ended March 31, 2008, from $0.9 million for the comparable period in 2007. Technology expenses for the remainder of 2008 are expected to increase, due to an increase in headcount related expenses.

                General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses were $1.0 million for the three months ended March 31, 2008, compared to $0.9 million for the comparable period in 2007. General and administrative expenses are expected to increase for the remainder of 2008, due to an increase in share based compensation expense.

Interest and Other Income

                Interest Income. Interest income was $89,000 for the three months ended March 31, 2008, an increase from $72,000 for the comparable period in 2007. Interest income represents interest earned on InsWeb’s investment securities.

Other Income. Other income was $0 for the three months ended March 31, 2008, compared to $4,000 for the comparable period in 2007.

Operating Expenses (continued)

Provision for Income Taxes. Provision for income taxes was $9,000 for the three months eneded March 31, 2008, compared to $0 for the comparable period in 2007.

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

Contingencies. As discussed in Part I, Item 3 (“Legal Proceedings”) of this report, InsWeb is a defendant in: i) a class action lawsuit has been filed that alleges InsWeb violated certain federal securities laws at the time of its initial public offering; ii) a securities lawsuit alleging certain officers and directors and significant shareholders violated the short swing trading prohibition of Section 16(b) of the Securities Exchange Act; and iii) a patent infringement lawsuit in the Eastern district of Texas. InsWeb is a plaintiff in a patent infringement lawsuit in the Southern District of California. InsWeb cannot accurately predict the ultimate outcome of these matters at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in any of these actions. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Share-Based Compensation. InsWeb accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“Statement 123(R)”). Under the provisions of Statement 123(R), share-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

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

The carrying value of our deferred tax assets, which was approximately $73 million at December 31, 2007, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carry-forward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

                Summarized cash flow information is as follows (in thousands):

	Three months ended March 31,
	2008	2007
Cash provided by operating activities	$1,146	$319
Cash used in investing activities	(68)	(7)
Cash provided by financing activities	306	29

At March 31, 2008, InsWeb’s principal source of liquidity was $12.2 million in cash and cash equivalents. Since inception, we have financed our operations primarily through the sale of preferred and common stock.

For the three months ended March 31, 2008, net cash provided by operating activities primarily consisted of our net income adjusted for non-cash share-based compensation of $0.3 million and depreciation and amortization of property and equipment of $34,000. An increase in accounts receivable of $1.1 million decreased cash provided by operations, but was largely offset by an increase in accounts payable and accrued expenses of $1.0 million. The increase in accounts receivable was primarily the result of higher first quarter revenues than the preceding fourth quarter revenues. For the comparable three month period ended March 31, 2007, net cash provided by operating activities was $0.3 million, largely consisting of net income of $0.4 million adjusted for non-cash share-based compensation of $0.3 million and an increase in accounts receivable of $0.6 million; this was partially offset by an increase of accounts payable of $0.2 million.

For the three months ended March 31, 2008 and 2007, net cash used in investing activities was $68,000 and $7,000, respectively, representing purchases of property and equipment.

For the three months ended March 31, 2008 and 2007, net cash provided by financing activities was $0.3 million and $29,000, respectively, and was primarily attributable to the exercise of employee stock options.

We lease office facilities under non-cancelable operating leases, which expire at various dates through April 2011, including a 10-year lease agreement through 2011 for office space in the Sacramento area which currently houses our corporate headquarters. We have options to extend the lease at the end of the lease term, and have the right of first refusal on other office space in the complex. In addition,  we have entered into various sublease arrangements associated with previously exited facilities that have terms extending through September 2008.

Aggregate contractual cash obligations, net of contractual sublease income, as of March 31, 2008 is summarized as follows (in thousands):

Periods ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
Nine months ending December 31, 2008	$2,049	$(1,217)	$832
Year ending December 31, 2009	1,078	(191)	887
Year ending December 31, 2010	1,078	(197)	881
Year ending December 31, 2011	359	(33)	326
Year ending December 31, 2012	—	—	—
	$4,564	$(1,638)	$2,926

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission.

ITEM 4.                                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

(b)                                            There has been no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:                                               OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

                See Part I, Item 1, “Financial Statements — Note 7 — Commitments and Contingencies.”

ITEM 1A.                                            RISK FACTORS.

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission. There have been no material changes to the risk factors as so disclosed.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
10.24	Information respecting compensation to executives of Company (incorporated by reference to the Company’s Report on Form 8-K dated March 13, 2008).

31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2008	INSWEB CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Accounting Officer