Form 10-Q
period 2008-06-30
INSWEB CORP
filed 2008-08-04
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 30, 2008 were 4,696,091 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:                                                   FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$10,674	$10,777
Accounts receivable, net	2,360	2,428
Prepaid expenses and other current assets (including related party receivable of $0 at June 30, 2008 and $48 at December 31, 2007.)	469	596
Total current assets	13,503	13,801
Property and equipment, net	270	257
Other assets	293	75
Total assets	$14,066	$14,133

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,288	$2,118
Accrued expenses	1,594	1,426
Deferred revenue	239	246
Total current liabilities	4,121	3,790

Commitments and contingencies

Stockholders’ equity:
Common stock	8	8
Paid-in capital	206,117	206,208
Treasury stock	(6,334)	(6,334)
Accumulated deficit	(189,846)	(189,539)
Total stockholders’ equity	9,945	10,343
Total liabilities and stockholders’ equity	$14,066	$14,133

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Transaction fees	$8,751	$8,063	$21,722	$16,106
Other	58	66	119	133
Total revenues	8,809	8,129	21,841	16,239

Operating expenses:
Direct marketing	6,238	4,597	15,543	9,125
Sales and marketing	1,433	1,327	2,728	2,805
Technology	811	777	1,627	1,653
General and administrative	1,373	1,323	2,399	2,225
Total operating expenses	9,855	8,024	22,297	15,808
Income from operations	(1,046)	105	(456)	431
Interest income	60	107	149	179
Other income	—	2	—	6

Income (loss) before income taxes	(986)	214	(307)	616

Provision (benefit) for income taxes	(9)	—	—	—

Net income (loss)	$(977)	$214	$(307)	$616

Net income (loss) per share:
Basic	$(0.21)	$0.05	$(0.07)	$0.15
Diluted	$(0.21)	$0.04	$(0.07)	$0.13

Weighted-average shares used in computing per share amounts
Basic	4,689	4,340	4,665	4,208
Diluted	4,689	5,627	4,665	4,840

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(307)	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	412	574
Depreciation and amortization	74	84
Net changes in operating assets and liabilities:
Accounts receivable	69	(855)
Prepaid expenses and other current assets	126	6
Other assets	—	2
Accounts payable	170	94
Accrued expenses	168	42
Deferred revenue	(7)	(68)
Net cash provided by operating activities	705	495

Cash flows from investing activities:
Purchases of property and equipment	(80)	(6)
Purchase of intangible assets	(225)	—
Net cash used in investing activities	(305)	(6)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	347	1,054
Settlement of equity awards	(850)	—
Net cash provided by (used in) financing activities	(503)	1,054
Net increase (decrease) in cash and cash equivalents	(103)	1,543
Cash and cash equivalents, beginning of period	10,777	6,750
Cash and cash equivalents, end of period	$10,674	$8,293

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

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, uncertain economic conditions which could result in lower growth rates, the changing nature of the electronic commerce industry, variations in the availability and cost of acquiring consumer traffic, unpredictability of future revenues, reliance on key customers —insurance carriers, agents and other providers – who are themselves subject to volatility in their operating cycles, and reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf. These risks and uncertainties, among others, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. In light of InsWeb’s ongoing modifications to its business model to better capitalize on its position as a leading insurance portal, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, there is no assurance that InsWeb will be able to return to and sustain profitability.

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of June 30, 2008 and the results of operations and cash flows for the three and six months ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The June 30, 2008 condensed consolidated balance sheet was derived from unaudited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading.

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

3. Share-Based Payments

InsWeb maintains a stock option plan and an employee stock purchase plan. The following table sets forth the total share-based compensation expense relating to these plans included in InsWeb’s operating expenses in its condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Technology	$1	$17	$55	$49
Sales and marketing	37	59	131	114
General and administrative	40	184	226	411
	$78	$260	$412	$574

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Concentration of Risk — Significant Customers

For the three and six months ended June 30, 2008, three customers accounted for 16%, 13% and 11% and 17%, 15%, and 11% of total revenues, respectively. For the three and six months ended June 30, 2007, three customers accounted for 16%, 15% and 12% and 15%, 13%, and 11% of total revenues, respectively. At June 30, 2008, two customers accounted for 20% and 17% of accounts receivable, respectively. At December 31, 2007, two customers each accounted for 17% of accounts receivable, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2008	December 31, 2007

Amounts due to fee sharing partners	$657	$373
Deferred rent	322	374
Accrued employee compensation	483	402
Accrued lease obligations (see Note 8)	120	248
Other	12	29
	$1,594	$1,426

6. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(977)	$214	$(307)	$616
Other comprehensive income - change in unrealized gain or loss on investments	—	—	—	—
Comprehensive income (loss)	$(977)	$214	$(307)	$616

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income per share of common stock:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common stockholders	$(977)	$214	$(307)	$616

Denominator for net income (loss) per share:
Basic—weighted average shares of common stock outstanding	4,689	4,340	4,665	4,208
Dilutive effect of employee stock options	1,053	927	1,045	632
Diluted	5,742	5,267	5,710	4,840

Net income (loss) per share:
Basic—as reported	$(0.21)	$0.05	$(0.07)	$0.15
Diluted—as reported	$(0.21)	$0.04	$(0.07)	$0.13

8. Commitments and Contingencies

Leases

InsWeb is contractually obligated to make future lease payments on certain formerly occupied facilities through September 2008. As of June 30, 2008, total future obligations for these facilities amounted to $0.6 million; these obligations are offset by total contractual future sublease income of approximately $0.5 million. In connection with its lease obligations for formerly occupied facilities, InsWeb must make assumptions regarding the potential future sublease income relative to these facilities. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. Based on these assumptions, InsWeb maintains an accrual for formerly occupied facilities of $0.1 million at June 30, 2008.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Commitments and Contingencies (continued)

Securities Class Action

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. While the District Court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Because of the significant technical barriers presented by the Court’s decision, the parties withdrew the proposed settlement and the plaintiffs filed an amended complaint. Following the District Court’s denial of the defendants’ motions to dismiss the amended complaint, the parties filed briefs on plaintiff’s renewed motion for class certification. There is no assurance that a new settlement will be negotiated, and then approved. If the settlement is not negotiated and subsequently approved, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Actgroup of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of the Company’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb has again been excused from filing an answer. Consolidated motions to dismiss are expected to be filed on behalf of the issuer and underwriter defendants. InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

On March 11, 2008, InsWeb filed a complaint in the United States District Court for the Southern District of California against Autobytel, Inc., Autobytel I Corporation (formerly known as AVV, Inc.) and Dominion Enterprises. InsWeb filed an amended complaint on July 3, 2008 adding OneCommand, Inc. as a defendant.The amended complaint alleges that the defendants have infringed InsWeb’s U.S. Patent No. 6,898,597, which relates to an event logging system that monitors for the occurrence of predefined website usage events. Defendant Autobytel, through its wholly-owned subsidiary AVV, marketed and sold a product known as WebControl that embodies the invention claimed in the ‘597 patent. In January 2008, Autobytel sold AVV, including the WebControl product, to Dominion Enterprises. Autobytel also owned an asset named Retention Performance Marketing (RPM) that embodied the invention claimed in InsWeb’s patent. Autobytel sold the RPM asset to OneCommand in July 2007. The amended complaint also adds Internet Brands, Inc., Leadpoint, Inc., and Auto Internet Marketing, Inc. as co-plaintiffs with InsWeb following InsWeb’s assignment of a partial interest in the ‘597 Patent to these companies. InsWeb and its co-plaintiff are seeking monetary damages in an amount to be determined at trial from each defendant and a permanent injunction against further acts of infringement.

InsWeb intends to vigorously defend the Texas lawsuit and prosecute the California action. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

9. Subsequent Event

On July 21, 2008, InsWeb and NetQuote, Inc. entered into an Amendment to the Services Agreement (the “Amendment”) executed in July 2007. The Amendment extends the term of the Services Agreement through October 2009. The Amendment also expands the products covered by the Agreement. In addition to automobile and homeowners insurance leads, InsWeb and NetQuote will now send term life insurance leads to the other party in exchange for a share of the revenue the recipient collects from distributing the lead to its network of agents and insurance providers.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, fluctuations in revenues, anticipated and unanticipated losses, the unpredictability of consumer shopping and/or buying behavior, especially on the internet, potential increases in advertising and marketing costs on the internet, the rate of participation by insurance companies and agents, reliance on key customers, who are themselves subject to volatility in their operating cycles, reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf, competition,risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, litigation in which InsWeb is a party, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2007 and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

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

For term life insurance, the majority of our revenues prior to April 2007 consisted of commissions earned by our insurance agency subsidiary, InsWeb Insurance Services, Inc., upon the sale of a term life insurance policy. We discontinued the term life agency operation in April 2007 but continued to earn commissions throughout 2007 (in decreasing amounts) with the winding-down of the term life agency in April 2007. Beginning in 2008, substantially all of our future revenues from the term life insurance product are being generated by the sale of leads to third parties.

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

We have focused our efforts on automobile insurance, which accounted for approximately 84% of our transaction revenues in 2007, and 76% in 2006. For the six month period ending June 30, 2008, automobile insurance accounted for 85% of our transaction revenues. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

Results of Operations

Financial highlights and key metrics are as follows:

	Three months Ended		Six months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues (in thousands):
Auto	$7,266	$6,566	$18,462	$12,977
Home/Condo/Renters	1,015	373	1,947	777
Term Life	360	1,107	845	2,322
Agent Directory	105	—	456	—
Other	5	17	12	30
Total transaction fees	$8,751	$8,063	$21,722	$16,106
# of Consumers:
Auto	2,033	1,448	4,895	2,766
Home/Condo/Renters	211	70	395	147
Term Life	16	14	25	74
Agent Directory	478	N/M	1,197	N/M
Total	2,738	1,532	6,512	2,987
Transaction Revenue per Consumer:
Auto	$3.57	$4.53	$3.77	$4.69
Home/Condo/Renters	$4.81	$5.33	$4.93	$5.50

Auto Segment B Revenue per Click:	$6.26	$6.24	$6.53	$5.97
Avg. Times Lead Sold (Auto and Home):	3.7	N/M	3.7	N/M
Agent Network (Auto and Home):
AgentInsider Approved Agents	6,402	4,742	6,402	4,742

Direct Marketing Costs (in thousands):	$6,238	$4,597	$15,543	$9,125
Marketing Costs per Consumer:
Total	$2.28	$3.00	$2.39	$3.06
Excluding Agent Directory	$2.71	$3.00	$2.82	$3.06
Direct Marketing Costs as a Percent of Revenues:	71%	57%	71%	56%

Cash and Cash Equivalents (in thousands):	$10,674	$8,293	$10,674	$8,293
Account Receivable (in thousands):	$2,360	$3,658	$2,360	$3,658
Day Sales Outstanding (DSO):	31	40	31	40
Staffing:	84	64	84	64

Definitions:

“# of Consumers”	Represents consumers acquired from marketing activities

“Per Consumer Information”	Represents revenues earned or marketing costs incurred per consumer who has started an InsWeb quote form

“Segment B”	Auto Insurance consumers classified as non-standard (bad driving record, not enough experience, or not permanently insured for 3 years)

“Avg. Times Lead Sold	Total # of times a lead is sold, including leads sold by NetQuote on our behalf

“AgentInsider Approved Agents”	# of agents approved to buy leads through AgentInsider

“Direct Marketing Costs”	Represents expenses incurred by InsWeb to acquire the consumers to InsWeb’s online insurance marketplace

*N/M	Information not meaningful

Transaction Fees. Automobile insurance transaction fees (consisting of lead fees and click through fees) increased to $7.3 million and $18.5 million for the three and six months ended June 30, 2008, from $6.6 million and $12.9 million for the comparable periods in 2007. The increases in transaction fees were attributable to improvements to our lead generation program and a 40% and 77% increase in traffic from the comparable periods in 2007. With the significant increase in traffic, our agent network’s ability to absorb the traffic decreased, and as a result, our revenue per consumer decreased to $3.57 and $3.77 for the three and six months ended June 30, 2008, from $4.53 and $4.69 for the comparable periods in 2007.

Homeowners, condominium and renters transaction fees (consisting primarily of lead fees) were $1.0 million and $1.9 million for the three and six months ended June 30, 2008, as compared to $0.4 million and $0.8 million for the comparable periods in 2007. We expect revenue from the property insurance marketplace to increase during the remainder of 2008.

Term life insurance transaction fees (consisting primarily of lead fees) decreased to $0.4 million and 0.8 million for the three and six months ended June 30, 2008, from $1.1 million and $2.3 million for the comparable periods in 2007. The decrease in term life revenues is attributable to the absence of commission based revenue following our decision in April 2007 to wind-down our term life agency in order to focus on lead generation opportunities. Beginning in 2008, term life insurance products are being offered to our consumers only through our online insurance marketplace using a lead generation model.

Agent directory fees (consisting of both advertising revenues as well as subscription revenues) were $0.1 million and $0.5 million for the three and six months ended June 30, 2008, as compared to $0 for the comparable periods in 2007.

Operating Expenses

	Three months ended June 30,		Percentage change from
(in thousands, except percentages)	2008	2007	prior period

Operating expenses:
Direct marketing	$6,238	$4,597	36%
Sales and marketing	1,433	1,327	8
Technology	811	777	4
General and administrative	1,373	1,323	4

	Six months ended June 30,		Percentage change from
(in thousands, except percentages)	2008	2007	prior period

Operating expenses:
Direct marketing	$15,543	$9,125	70%
Sales and marketing	2,728	2,805	(3)
Technology	1,627	1,653	(2)
General and administrative	2,399	2,225	8

Direct Marketing. Direct marketing expenses consist of advertising, promotions and fees incurred to acquire consumer traffic to the InsWeb online marketplace. Our marketing strategy is designed to increase consumer traffic to our website and to drive awareness of our insurance products and services. We employ various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can acquire significant traffic to the InsWeb site or the sites of other online lead generators that use our network. Fees related to our online marketing are expensed in the period in which the consumer clicks through from a partner’s website to InsWeb’s website, or in some cases, when the consumer’s activity on the InsWeb website generates a lead to an insurance provider. Direct marketing expenses for the three and six months ending June 30, 2008 increased to $6.2 million and $15.5 million from $4.6 million and $9.1 million in the comparable periods in 2007. Direct marketing expense as a percent of total revenues was 71% for the three and six months ended June 30, 2008, compared to 57% and 56% for the comparable periods in 2007, which were aided in part, by revenues from the winding down of the term-life agency, with no associated marketing costs. Direct marketing expenses per consumer were $2.28 and $2.39 for the three and six months ended June 30, 2008, a decrease from $3.00 and $3.06 for the comparable periods in 2007. Direct marketing expenses for the remainder of 2008 are expected to increase, due to an increase in marketing efforts.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our sales and marketing personnel. Sales and marketing expenses increased to $1.4 million for the three months ended June 30, 2008, from $1.3 million for the comparable period in 2007 and decreased to $2.7 million for the six months ended June 30, 2008, from $2.8 million for the comparable period in 2007. The decrease for the six months ended June 30, 2008 was primarily due to the winding-down of our term life agency in April 2007. Sales and marketing expenses for the remainder of 2008 are expected to increase, due to an increase in headcount related expenses.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with our technology initiatives. Technology expenses remained level at $0.8 million for the three months ended June 30, 2008 and the comparable period in 2007 and decreased to $1.6 million for the six months ended June 30, 2008 from $1.7 million for the comparable period in 2007. Technology expenses for the remainder of 2008 are expected to increase, due to an increase in headcount related expenses.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses were $1.4 million and $2.4 million for the three and six months ended June 30, 2008, compared to $1.3 million and $2.2 million for the comparable periods in 2007. General and administrative expenses increased for the three and six months ended June 30, 2008 due to legal costs associated with patent litigation, offset by a decrease in share-based compensation expense.

Interest and Other Income

Interest Income. Interest income was $60,000 and $149,000 for the three and six months ended June 30, 2008, a decrease from $107,000 and $179,000 for the comparable periods in 2007. Interest income represents interest earned on InsWeb’s investment securities.

Other Income. Other income was $0 for the three and six months ended June 30, 2008, compared to $2,000 and $6,000 for the comparable periods in 2007.

Provision (Benefit) for Income Taxes

A benefit of $9,000 was recognized for the three months ended June 30, 2008. No benefits were recognized for the comparable period in 2007, nor for the six months ended June 30, 2007 and June 30, 2008.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Six months ended June 30,
	2008	2007
Cash provided by operating activities	$705	$495
Cash used in investing activities	(305)	(6)
Cash provided by (used in) financing activities	(503)	1,054

At June 30, 2008, InsWeb’s principal source of liquidity was $10.7 million in cash and cash equivalents. Since inception, we have financed our operations primarily through the sale of preferred and common stock.

For the six months ended June 30, 2008, net cash provided by operating activities was $0.7 million, primarily due to our net loss of $0.3 million as adjusted for non-cash share-based compensation of $0.4 million, depreciation and amortization of property, equipment and intangible assets of $74,000, a decrease in accounts receivable of $69,000, a decrease in prepaid expenses of $126,000, an increase in accounts payable of $170,000, and an increase in accrued expenses of $168,000.  For the comparable six month period ended June 30, 2007, net cash provided by operating activities primarily consisted of our net income, increased by non-cash share-based compensation of $0.6 million and depreciation and amortization of property and equipment of $84,000. An increase in accounts receivable of $0.9 million decreased cash provided by operations, while an increase in accounts payable of $94,000 increased cash provided by operations. The increase in accounts receivable was a result of the revenue growth during the year.

For the six months ended June 30, 2008 and 2007, net cash used in investing activities was $305,000 and $6,000, respectively, representing purchases of property, equipment and intangible assets.

For the six months ended June 30, 2008, net cash used by financing activities was $0.5 million, consisting of $0.9 million used for a cash settlement of equity awards in connection with the departure of the president and COO in June, 2008, offset by proceeds from exercise of stock options and stock issued from our employee stock purchase plan of $0.4 million.

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

Aggregate contractual cash obligations, net of contractual sublease income, as of June 30, 2008 is summarized as follows (in thousands):

Periods ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
Six months ending December 31, 2008	$1,163	$(632)	$531
Year ending December 31, 2009	1,078	(191)	887
Year ending December 31, 2010	1,078	(197)	881
Year ending December 31, 2011	359	(33)	326
Year ending December 31, 2012	—	—	—
	$3,678	$(1,053)	$2,625

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

(b)                                           There has been no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 4, 2008	INSWEB CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Accounting Officer