Form 10-Q
period 2008-09-30
INSWEB CORP
filed 2008-11-12
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 30, 2008 were 4,779,874 shares.

FORM 10-Q

INSWEB CORPORATION

PART I:                 FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$9,125	$10,777
Accounts receivable, net	2,410	2,428
Related party receivables	302	48
Prepaid expenses and other current assets	1,240	548
Total current assets	13,077	13,801
Property and equipment, net	284	257
Other assets	281	75
Total assets	$13,642	$14,133

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,338	$2,118
Accrued expenses	1,107	1,426
Deferred revenue	267	246
Total current liabilities	3,712	3,790

Commitments and contingencies

Stockholders’ equity:
Common stock	8	8
Paid-in capital	206,655	206,208
Treasury stock	(6,334)	(6,334)
Other comprehensive income (loss)	(1)	1
Accumulated deficit	(190,398)	(189,540)
Total stockholders’ equity	9,930	10,343
Total liabilities and stockholders’ equity	$13,642	$14,133

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Transaction fees	$8,955	$9,167	$30,677	$25,273
Other	55	64	174	197
Total revenues	9,010	9,231	30,851	25,470

Operating expenses:
Direct marketing	6,497	5,899	22,040	15,024
Sales and marketing	1,505	1,251	4,233	4,056
Technology	774	691	2,401	2,344
General and administrative	877	1,034	3,276	3,259
Total operating expenses	9,653	8,875	31,950	24,683
Income (loss) from operations	(643)	356	(1,099)	787
Interest income	47	108	196	287
Other income	—	—	—	6

Income (loss) before income taxes	(596)	464	(903)	1,080

Income tax benefit	44	—	44	—

Net income (loss)	$(552)	$464	$(859)	$1,080

Net income (loss) per share:
Basic	$(0.12)	$0.10	$(0.18)	$0.25
Diluted	$(0.12)	$0.08	$(0.18)	$0.21

Weighted-average shares used in computing per share amounts
Basic	4,703	4,495	4,677	4,331
Diluted	4,703	5,515	4,677	5,108

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(859)	$1,080
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	576	838
Depreciation and amortization	119	121
Net changes in operating assets and liabilities:
Accounts receivable	18	(2,300)
Interest receivable on notes due from employees	(2)	—
Prepaid expenses and other current assets	(356)	(50)
Other assets	—	1
Accounts payable	220	479
Accrued expenses	(319)	244
Deferred revenue	21	(46)
Net cash provided by (used in) operating activities	(582)	367

Cash flows from investing activities:
Purchases of property, equipment and intangibles	(354)	(15)
Notes receivable from employees	(252)	—
Net cash used in investing activities	(606)	(15)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	386	1,389
Settlement of equity awards	(850)	—
Net cash provided by (used in) financing activities	(464)	1,389
Net increase (decrease) in cash and cash equivalents	(1,652)	1,741
Cash and cash equivalents, beginning of period	10,777	6,750
Cash and cash equivalents, end of period	$9,125	$8,491

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

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of September 30, 2008 and the results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The September 30, 2008 condensed consolidated balance sheet was derived from unaudited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading.

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

3. Share-Based Payments

InsWeb maintains a stock option plan and an employee stock purchase plan. The following table sets forth the total share-based compensation expense relating to these plans included in InsWeb’s operating expenses in its condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Technology	$2	$21	$57	$70
Sales and marketing	21	65	152	179
General and administrative	141	178	367	589
	$164	$264	$576	$838

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Concentration of Risk — Significant Customers

For the three and nine months ended September 30, 2008, three customers accounted for 15%, 14% and 10% and 16%, 15%, and 11% of total revenues, respectively.  For the three and nine months ended September 30, 2007, two customers accounted for 17% and 16%  and three customers accounted for 16%, 13% and 12% of total revenues, respectively. At September 30, 2008 three customers each accounted for 18%, 17% and 15% of accounts receivable, respectively, At December 31, 2007, two customers each accounted for 17% of accounts receivable, respectively.

5. Related party receivables

As of September 30, 2008, related party receivables relate to promissory notes totaling $300,000 received from three non-officer employees of InsWeb in exchange for cash.  These notes are unsecured loans with a per annum rate of 2.42%.  Principal and interest are payable in full on or before July, 2011.

As of December 31, 2007, related party receivables relate to amounts paid by InsWeb to the respective governmental agencies on behalf of the Chairman and CEO to cover his portion of withholding taxes for exercises of non-qualified stock options. This amount was subsequently repaid by the Chairman and CEO to InsWeb in January 2008.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2008	December 31, 2007

Prepaid software licenses	345	28
Prepaid insurance	199	151
Prepaid rent and current portion of lease deposits	134	158
Other prepaid and current assets	562	211
	$1,240	$548

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2008	December 31, 2007

Amounts due to fee sharing partners	$494	$373
Deferred rent	290	374
Accrued employee compensation	315	402
Accrued lease obligations	—	248
Other	8	29
	$1,107	$1,426

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(552)	$464	$(859)	$1,080
Other comprehensive income - change in unrealized gain or loss on investments	(1)	1	(2)	1
Comprehensive income (loss)	$(553)	$465	$(861)	$1,081

9. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common stockholders	$(552)	$464	$(859)	$1,080

Denominator for net income (loss) per share:
Basic—weighted average shares of common stock outstanding	4,703	4,495	4,677	4,331
Dilutive effect of employee stock options	699	1,020	914	777
Diluted	5,402	5,515	5,591	5,108

Net income (loss) per share:
Basic—as reported	$(0.12)	$0.10	$(0.18)	$0.25
Diluted—as reported	$(0.12)	$0.08	$(0.18)	$0.21

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. Commitments and Contingencies

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

(unaudited)

10. Commitments and Contingencies (continued)

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

Patent Litigation

On November 30, 2007, Autobytel, Inc.filed a complaint in the United States District Court for the Eastern District of Texas against InsWeb and three other defendants. The complaint alleges that InsWeb and the other defendants infringed U.S. Patent No. 6,282,517 (the “‘517 patent”), which appears to disclose a method and apparatus to allow a potential automobile purchaser to create and submit a purchase request for a new or used automobile over a computer network. The complaint contains generic allegations that InsWeb infringed the ‘517 patent by making, using, offering to sell and selling systems and/or methods that embody the invention claimed in the ‘517 patent and/or actively inducing and/or contributing to others’ infringement of such inventions. The complaint seeks unspecified monetary damages and injunctive relief. On February 25, 2008, InsWeb filed an answer and counterclaim denying infringement of the ‘517 patent and asserting invalidity of the patent and other affirmative defenses. The court set May 2, 2011 as the trial date.

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

For term life insurance, the majority of our revenues prior to April 2007 consisted of commissions earned by our insurance agency subsidiary, InsWeb Insurance Services, Inc., upon the sale of a term life insurance policy. We discontinued the term life agency operation in April 2007 but continued to earn commissions throughout 2007  (in decreasing amounts) on a limited number of policies written prior to the discontinuation of the agency operations Beginning in 2008, substantially all of our term life insurance were being generated by the sale of leads to third parties and to local agents.

Beginning in 2008, InsWeb also generates revenue from the sale of both subscription and display advertising on its Agent Directory pages. These pages display listings of several insurance companies and not more than eight local agents for the consumer to contact.

For a variety of other insurance products, including renters and health insurance, we are paid a fee for the click through of a consumer from our website to a third party’s website.

We have focused our efforts on automobile insurance, which accounted for approximately 84% of our transaction revenues in 2007, and 76% in 2006. For the nine month period ending September 30, 2008, automobile insurance accounted for 85% of our transaction revenues. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

Results of Operations

Financial highlights and key metrics are as follows:

	Three months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues (in thousands):
Auto	$7,574	$7,995	$26,036	$20,972
Home/condo/renters	862	554	2,807	1,331
Term life	377	611	1,222	2,933
Agent Directory	134	—	590	—
Other	8	7	22	37
Total transaction fees	$8,955	$9,167	$30,677	$25,273
# of consumers (in thousands):
Auto	2,245	1,802	7,140	4,568
Home/condo/renters	212	150	607	297
Term life	17	14	42	88
Agent Directory	383	N/A	1,579	N/M
Total	2,857	1,966	9,368	4,953
Transaction revenue per consumer:
Auto	$3.37	$4.44	$3.64	$4.59
Home/condo/renters	$4.06	$3.69	$4.62	$4.48

Auto Segment B revenue per click:	$6.30	$6.49	$6.47	$6.14
Avg. times lead sold (auto and home):	3.93	N/M	3.78	N/M
Agent network (auto and home):
AgentInsider approved agents	6,775	4,902	6,775	4,902

Direct marketing costs (in thousands):	$6,497	$5,899	$22,040	$15,024
Marketing costs per consumer:
Total	$2.27	$3.00	$2.35	$3.03
Excluding Agent Directory	$2.59	$3.00	$2.75	$3.03
Direct marketing costs as a percent of revenues:	73%	64%	72%	59%

Cash and cash equivalents (in thousands):	$9,125	$8,491	$9,125	$8,491
Account receivable (in thousands):	$2,410	$5,104	$2,410	$5,104
Day sales outstanding (DSO):	24	43	24	43
Staffing:	89	59	89	59

Definitions:

“# of consumers”	Represents consumers acquired from marketing activities

“Per consumer information”	Represents revenues earned or marketing costs incurred per consumer who has started an InsWeb quote form

“Segment B”	Auto insurance consumers classified as non-standard (bad driving record, not enough experience, or not permanently insured for 3 years)

“Avg. times lead sold	Total # of times a lead is sold, including leads sold by NetQuote on our behalf

“AgentInsider approved agents”	# of agents approved to buy leads through AgentInsider

“Direct marketing costs”	Represents expenses incurred by InsWeb to acquire the consumers to InsWeb’s online insurance marketplace

“N/M” “N/A”	Information not meaningful Information not applicable

Transaction Fees. Automobile insurance transaction fees (consisting of lead fees and click through fees) decreased to $7.6 million for the three months ended September 30, 2008 from $8.0 million for the three months ended September 30, 2007 due to a reduction in leads from several direct auto carriers. Automobile insurance transaction fees for the automobile product increased to $26.0 million for the nine months ended September 30, 2008, from $21.0 million for the nine months ended September 30, 2007, due to improvements to our lead generation program and a 56% increase in traffic from the comparable period in 2007. With the significant increase in traffic, our agent network’s ability to absorb the traffic decreased, and as a result, our revenue per consumer decreased to $3.37 and $3.64 for the three and nine months ended September 30, 2008, from $4.44 and $4.59 for the comparable periods in 2007.

Homeowners, condominium and renters transaction fees (consisting primarily of lead fees) were $0.9 million and $2.8 million for the three and nine months ended September 30, 2008, as compared to $0.6 million and $1.3 million for the comparable periods in 2007. The increases for the three and nine months ended September 30, 2008 were primarily the result of our increased marketing efforts to attract more consumers for homeowners, condominium and renters. We expect revenue from the property insurance marketplace to decrease during the remainder of 2008 due to traditional seasonality factors.

Term life insurance transaction fees (consisting primarily of lead fees) decreased to $0.4 million and $1.2 million for the three and nine months ended September 30, 2008, from $0.6 million and $2.9 million for the comparable periods in 2007. The decrease in term life revenues is attributable to the absence of commission based revenue following our decision in April 2007 to wind-down our term life agency in order to focus on lead generation opportunities. Beginning in 2008, term life insurance products are being offered to our consumers only through our online insurance marketplace, using a lead generation model.

Agent directory fees (consisting of both advertising revenues as well as subscription revenues) were $0.1 million and $0.6 million for the three and nine months ended September 30, 2008, as compared to $0 for the comparable periods in 2007.

Operating Expenses

	Three months ended September 30,		Percentage change from
(in thousands, except percentages)	2008	2007	prior period

Operating expenses:
Direct marketing	$6,497	$5,899	10%
Sales and marketing	1,505	1,251	20
Technology	774	691	12
General and administrative	877	1,034	(15)

	Nine months ended September 30,		Percentage change from
(in thousands, except percentages)	2008	2007	prior period

Operating expenses:
Direct marketing	$22,040	$15,024	47%
Sales and marketing	4,233	4,056	4
Technology	2,401	2,344	2
General and administrative	3,276	3,259	1

Direct Marketing. Direct marketing expenses consist of advertising, promotions and fees incurred to acquire consumer traffic for the InsWeb online marketplace. Our marketing strategy is designed to increase consumer traffic to our website and to drive awareness of our insurance products and services. We employ various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can acquire significant traffic to the InsWeb site or the sites of other online lead generators that use our network. Fees related to our online marketing are expensed in the period in which the consumer clicks through from a partner’s website to InsWeb’s website, or in some cases, when the consumer’s activity on the InsWeb website generates a lead to an insurance provider. Direct marketing expenses for the three and nine months ending September 30, 2008 increased to $6.5 million and $22.0 million from $5.9 million and $15.0 million for the comparable periods in 2007. Direct marketing expense as a percent of total revenues was 72% and 71% for the three and nine months ended September 30, 2008, compared to 64% and 59% for the comparable periods in 2007, which were aided in part, by revenues from the winding down of the term-life agency, with no associated marketing costs. Direct marketing expenses per consumer were $2.27 and $2.35 for the three and nine months ended September 30, 2008, a decrease from $3.00 and $3.03 for the comparable periods in 2007. Direct marketing expenses for the remainder of 2008 are expected to decrease, due to traditional seasonality factors of the business.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our sales and marketing personnel. Sales and marketing expenses increased to $1.5 million and $4.2 million for the three and nine months ended September 30, 2008, from $1.3 million and $4.1 million for the comparable periods in 2007. The increase for the three and nine months ended September 30, 2008 was primarily due to an increase in headcount related expenses. Sales and marketing expenses for the remainder of 2008 are expected to remain at current levels.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with our technology initiatives. Technology expenses increased to $0.8 million and $2.4 million for the three and nine months ended September 30, 2008 from $0.7 million and $2.3 million for the comparable periods in 2007. The increase for the three and nine months ended September 30, 2008 was primarily due to an increase in headcount related expenses. Technology expenses for the remainder of 2008 are expected to remain at current levels.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses were $0.9 million and $3.3 million for the three and nine months ended September 30, 2008, compared to $1.0 million and $3.3 million for the comparable periods in 2007. General and administrative expenses decreased for the three months ended September 30, 2008 due to decrease in headcount related expenses, recruiting fees, share based compensation expense and rent, offset by legal costs associated with patent litigation.

Interest and Other Income

Interest Income. Interest income was $47,000 and $196,000 for the three and nine months ended September 30, 2008, a decrease from $108,000 and $287,000 for the comparable periods in 2007. The decrease is primarily attributed to declines in interest rates and average investment balance. Interest income represents interest earned on InsWeb’s investment securities.

Provision (Benefit) for Income Taxes

A benefit of $44,000 was recognized for the three and nine months ended September 30, 2008. No benefits were recognized for the comparable periods in 2007.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Cash provided by (used in) operating activities	$(582)	$367
Cash used in investing activities	(606)	(15)
Cash provided by (used in) financing activities	(464)	1,389

At September 30, 2008, InsWeb’s principal source of liquidity was $9.1 million in cash and cash equivalents. Since inception, we have financed our operations primarily through the sale of preferred and common stock.

For the nine months ended September 30, 2008, net cash used by operating activities was $582,000, primarily due to our net loss of $859,000 as adjusted for non-cash share-based compensation of $576,000, depreciation and amortization of property, equipment and intangible assets of $119,000, a decrease in accounts receivable of $18,000, an increase in prepaid expenses of $356,000 and accrued expenses of $319,000, offset by an increase in accounts payable of $220,000.  For the comparable nine month period ended September 30, 2007, net cash provided by operating activities was $367,000 primarily consisting of our net income of $1.1 million, increased by non-cash share-based compensation of $838,000 and depreciation and amortization of property and equipment of $121,000. An increase in accounts receivable of $2.3 million decreased cash provided by operations, while an increase in accounts payable of $479,000 increased cash provided by operations. The increase in accounts receivable was a result of the revenue growth during the year.

For the nine months ended September 30, 2008, net cash used in investing activities was $606,000 primarily due to purchases of property, equipment and intangibles of $354,000 and notes receivable from employees for $252,000. For the comparable nine month period ended September 30, 2007 net cash used in investing activities was $15,000, primarily due to purchases from property and equipment.

For the nine months ended September 30, 2008, net cash used by financing activities was $464,000, representing principally of $850,000 for the cash settlement of equity awards in connection with the departure of the president and COO in June, 2008, offset by proceeds from the exercise of stock options and stock issued from our employee stock purchase plan of $386,000. For the nine months ended September 30, 2007, net cash provided by financing activities was $1.4 million, primarily attributable to the exercise of employee stock options.

We lease office facilities under non-cancelable operating leases, which expire at various dates through April 2011, including a 10-year lease agreement through 2011 for office space in the Sacramento area which currently houses our corporate headquarters. We have options to extend the lease at the end of the lease term, and have the right of first refusal on other office space in the complex.

Aggregate contractual cash obligations, net of contractual sublease income, as of September 30, 2008 is summarized as follows (in thousands):

Periods ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
Three months ending December 31, 2008	$269	$(30)	$239
Year ending December 31, 2009	1,078	(120)	958
Year ending December 31, 2010	1,078	(120)	958
Year ending December 31, 2011	359	(20)	339
	$2,784	$(290)	$2,494

Liquidity and Capital Resources (continued)

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

(b)              There has been no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:                OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

See Part I, Item 1, “Financial Statements — Note 10 — Commitments and Contingencies.”

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

ITEM 6.                  EXHIBITS

Exhibit Number	Description of Document

10.24†	Amendment to InsWeb’s Services Agreement between registrant and NetQuote, Inc. dated as of July 21, 2008.

31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

†                                         Confidential treatment has been requested as to a portion of this Exhibit.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2008	INSWEB CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Accounting Officer