Form 10-K
period 2008-12-31
INSWEB CORP
filed 2009-03-31
CIK 1077370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2008

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

Large Accelerated Filer  ☐                                           Accelerated Filer  ☐

Non-Accelerated Filer  ☐                                           Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2008), as reported on the Nasdaq Global Market, was approximately $18,106,000. Registrant is a smaller reporting company as defined in Regulation S-K. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of March 16, 2009: 4,791,394

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement for registrant’s 2008 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Form 10-K Report.

INSWEB CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

PART I

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our” and “us” refer to InsWeb Corporation (“InsWeb”) and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

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

The InsWeb Online Insurance Marketplace

InsWeb operates an online insurance marketplace that electronically matches consumers and providers of automobile, homeowners and term life insurance. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a number of insurance companies, agents and other providers to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, and apply for and receive quotes for coverage for automobile, homeowners and term life insurance. Management believes that InsWeb provides insurance providers with pre-qualified consumers at attractive acquisition costs, with the scalable, cost-efficient distribution capabilities of InsWeb’s Internet-based model.

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website (“Sponsored Web Link” program). In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through.”

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

Data Entry. To complete a shopping session, a consumer fills out an online form that requests information such as the consumer’s age, address and coverage requirements, a process that InsWeb estimates takes approximately 10 minutes, depending on the type of insurance sought and the complexity of the consumer’s profile. The quote form captures a comprehensive set of information designed to address basic underwriting and rating criteria. To assist consumers in evaluating and fulfilling their insurance needs, InsWeb provides consumers with a variety of interactive website features and insurance-related information. In addition, InsWeb provides online help and customer service throughout the data entry process. The consumer completes only one online form for a particular type of insurance, but may receive quotes from multiple participating companies depending on which companies have qualified that consumer. This information can also be used to automatically complete portions of the quote form for other insurance products. Because the information insurance companies use to underwrite, rate and provide quotes to a consumer is entered directly by the consumer, the insurance companies can reduce or eliminate the expense associated with collecting consumer data. Moreover, information entered directly by consumers typically contains fewer errors than information provided orally to an agent or insurance company representative, who must then enter that information manually into the insurance company’s system.

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

Delivery of Leads. InsWeb earns revenues from participating insurance providers based on the delivery of qualified leads. With auto insurance providers (including insurance companies, third-party local agent networks and InsWeb’s AgentInsider network, which provides leads directly to local personal lines insurance agents), InsWeb usually is paid a transaction fee based on the delivery of a lead, whether or not the consumer actually purchases a policy. For auto and home insurance coverage, qualified leads are produced when a consumer clicks to view insurance company quotes. These leads are produced both for insurance companies providing instant online quotes and for insurance companies and local insurance agents who provide email or other offline quotes. For term life insurance coverage, until April 2007, consumer leads were sent to InsWeb’s licensed subsidiary, InsWeb Insurance Services, Inc., which earned a commission when a policy is sold.  Since April 2007, with the winding down of the term-life agency, leads are sent to insurance agents and third party providers of fulfillment services.

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

Insurance Products

Insurance companies participating in InsWeb’s online insurance marketplace currently offer automobile, homeowners, and term life insurance. In addition, InsWeb has contractual relationships with third-party providers for small business, renters, condominium insurance, home warranty, RV, motorcycle, critical illness and health insurance.

Automobile Insurance. Automobile insurance comprises the largest segment of the consumer insurance market, and, to date, has accounted for most of the consumer traffic on InsWeb’s online marketplace, and a majority of its revenues. At December 31, 2008, InsWeb’s online marketplace generated leads or clickthroughs to insurance providers in all 50 states, plus the District of Columbia.

Homeowners’ Insurance. At December 31, 2008, the InsWeb online marketplace generated leads for homeowners’ insurance to providers in all 50 states, plus the District of Columbia.

Term life Insurance. At December 31, 2008, the InsWeb online marketplace generated leads for term life insurance to providers in all 50 states, plus the District of Columbia.

Agent Directory. At December 31, 2008, the InsWeb online marketplace offered both subscription and display advertising on its agent directory pages. These pages display listings of several insurance companies and not more than eight local agents for the consumer to contact.

Other Products. InsWeb’s online marketplace also allows consumers to shop for small business, renters and condominium insurance, as well as home warranty, motorcycle and RV insurance, and health and critical illness insurance in certain states. At present, the InsWeb online marketplace does not enable consumers to view multiple providers with respect to these types of insurance; instead, consumers seeking quotes for these products are linked to a single insurance company or third party for each product in the states in which it is available.

Insurance Company Relationships

InsWeb believes that establishing long-term relationships with reputable insurance companies is essential to its ability to offer a desirable insurance marketplace on its website. InsWeb’s focus is to maintain and expand the product offerings available on the online marketplace by selling InsWeb’s services to additional companies and expanding InsWeb’s relationship with participating insurance companies and agencies. At December 31, 2008, InsWeb had relationships with 29 insurance companies for automobile, homeowners and term life insurance, including many large companies with established brand names that InsWeb believes are attractive to consumers.

Insurance Agent Network

In 2004, InsWeb launched its agent network program, which provides online auto and homeowners’ insurance consumers direct access to insurance agencies. Prior to September 2005, direct consumer access to such agencies was possible only through an intermediary, NetQuote, Inc. With the launch of InsWeb’s proprietary agent network offering (“AgentInsider”) in September 2005, InsWeb began selling leads directly to insurance agents. Through the AgentInsider platform, agents can bid for participation in InsWeb’s marketplace and receive leads for automobile, homeowners’ and term life insurance. In addition, InsWeb has entered into agreements with several large insurance companies to allow their agents to participate in AgentInsider without bidding. Whether the lead is obtained by the agent through bidding or participating through a sponsoring insurance company, InsWeb is paid a fee for each consumer lead sent to an agent, regardless of whether or not a policy is sold to the applicant. As of December 31, 2008, there are approximately 7,400 personal lines insurance agents who were approved to actively purchase consumer leads through AgentInsider. For the year ended, December 31, 2008, Agent Insider, represented 25% of auto,  homeowners’ and term life transaction fees. Separately, certain carriers purchase leads from InsWeb and redistribute them to their agents. At December 31, 2008, approximately 3,500 such agents were indirectly accessible to consumers. Consumer leads for which InsWeb has a limited offering continue to be distributed on a revenue share basis to third-party intermediaries, including NetQuote.

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

Consumer Marketing

InsWeb’s marketing strategy is designed to cost effectively increase consumer traffic to its website and to drive awareness of its insurance products and services. InsWeb employs various means of advertising, which consist primarily of online advertising, portal advertising, e-mail campaigns, strategic partnerships with high-profile online companies that can drive significant traffic to its site, and sponsored search. In addition, InsWeb operates a number of complimentary websites, including LowestPolicy.com and InsuranceRates.com, which provide consumers with a variety of free interactive tools and content to begin their research for insurance coverage.

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

Online Relationships. InsWeb seeks out relationships with companies whose websites feature a high volume of traffic or a substantive focus that is related to the purchase of insurance coverage, such as sites related to automobiles, homes or personal finances. Agreements with these online companies typically provide that InsWeb pay the online company a transaction fee (based on click-throughs or consumer leads) and in very limited cases, a fixed fee. Online companies integrate links into their websites connecting to InsWeb’s marketplace. InsWeb provides functionality to further integrate with online companies and, in some cases, provides co-branding functionality whereby the online company’s logo is presented on the InsWeb marketplace to those consumers directed to InsWeb’s marketplace from a company’s site. Finally, InsWeb has relationships with a number of companies that offer insurance shopping functionality to consumers. InsWeb’s relationship with these companies allows consumers who complete the online insurance questionnaire on the other company’s website to be transferred to InsWeb to be presented with additional insurance providers. Many of InsWeb’s online advertising and marketing agreements have a 30 to 90 day term, with either party having a right to terminate the agreement on seven days notice or less.

Traditional Consumer Marketing. Currently, InsWeb’s consumer marketing is focused on online marketing efforts. However, in the past, InsWeb has engaged in traditional advertising, including radio, television and print advertising, and may do so again in the future.

Local Insurance Agent Marketing and Acquisition

InsWeb’s local agent sales and marketing efforts seek to identify, through direct mail, email and telephone solicitation, referrals from other local agents and general advertising, personal lines insurance agents interested in participating in the AgentInsider program. In addition, sales efforts are directed toward securing carrier assistance, either through sponsored agreements, whereby insurance carriers promote and market the AgentInsider program to their participating local agents, or simply by inviting InsWeb sales personnel to agent gatherings. At December 31, 2008, InsWeb had four major insurance carriers who have contracted to promote or sponsor AgentInsider for their local agents.

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

Product Development

InsWeb devotes resources to improving the structure of its products and delivering additional tools that allow insurance providers to effectively reach consumers. InsWeb continually releases new versions of its online user interface , which may incorporate technology advances, new product features and improvements in consumer interactivity. InsWeb also invests in refining its online consumer tools and research materials, as well as developing new support products. InsWeb continues to research new methods of designing more useful insurance-related material and presenting it to the consumer in a more meaningful context.

InsWeb’s technology expenses were approximately $3.3 million in 2008, $3.1 million in 2007, and $4.5 million in 2006.

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

Government Regulation

The insurance industry is subject to extensive regulation under state laws. Insurance laws and regulations cover all aspects of the insurance process, including sales techniques, underwriting for eligibility, rates, compensation, claim payments and record keeping by licensed insurance companies and insurance agents. InsWeb performs functions for licensed insurance companies and is, therefore, required to comply with a complex set of rules and regulations that typically vary from state to state. If InsWeb fails to comply with these rules and regulations, InsWeb, an insurance company doing business with InsWeb, our officers, or agents with whom we contract could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could require changes to InsWeb’s business or otherwise harm InsWeb’s business. Furthermore, because the application of online commerce to the insurance market continues to evolve, the impact of current or future regulations on InsWeb’s business is difficult to anticipate.

In order to provide the types of services that require an insurance license, InsWeb established InsWeb Insurance Services, Inc. in 1998 and currently maintains property and casualty licenses in 50 states and the District of Columbia and life and health licenses in 45 states and the District of Columbia. InsWeb’s operations depend on the validity of and continued good standing under the licenses and approvals pursuant to which InsWeb’s subsidiaries, licensed officers and agents operate. Licensing laws and regulations vary depending on the jurisdiction. The applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion concerning the allowance, renewal and revocation of licenses and approvals. The inability to obtain the requisite agent licenses or other necessary licenses, permits, or authorizations could harm InsWeb’s business.

Intellectual Property

InsWeb regards its intellectual property as critical to its success, and relies upon patent, trademark, copyright and trade secrets laws in the United States and other jurisdictions to protect its proprietary rights. The INSWEB mark has been registered in the United States, France, Germany, South Korea, Japan and the United Kingdom, and many other countries. Other U.S. and worldwide trademark applications and registrations include, but are not limited to, AgentInsider, AgentInsider.com, InsWeb.com, Where You and Your Insurance Really Click, and Lower Your Insurance Costs, Not Your Expectations. InsWeb has applied for various patents on its core technology and related patentable subject matter; and three patents have been issued: U.S. Patent No. 6,898,597 (Event Log); U.S. Patent No. 7,107, 325 (System and method for optimizing and processing electronic pages in multiple languages); U.S Patent No. 7,389,246 (Insurance rating calculation software component architecture). InsWeb’s pending trademark registrations and patent applications may not be approved or granted; or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in some foreign countries. InsWeb also seeks to protect its proprietary rights through physical and technological security measures, and through the use of confidentiality or license agreements with its business partners, employees, consultants, advisors and others. Despite InsWeb’s efforts to protect its proprietary rights from unauthorized use or disclosure, employees, consultants, advisors or others may not maintain the confidentiality of InsWeb’s proprietary information, and this proprietary information may otherwise become known, or be independently developed, by competitors. The steps InsWeb has taken may not prevent misappropriation of its proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States.

InsWeb licenses its trademarks and similar proprietary rights to third parties. While InsWeb attempts to ensure that the quality of its brand and product offering is maintained by these companies, they may nevertheless misuse the licensed intellectual property in ways that lessen the value of InsWeb’s proprietary rights or the reputation of InsWeb or its services.

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

Employees

As of December 31, 2008, InsWeb had 88 full-time employees. InsWeb has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. InsWeb considers its relations with its employees to be good. InsWeb believes that its future success will depend in part on the continued service of its senior management and key technical personnel and its ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in InsWeb’s industry and geographical location is intense. InsWeb may not continue to be successful in attracting and retaining a sufficient number of qualified personnel to conduct its business in the future.

We have no long-term employment agreements with any of our key personnel. However, the executive officers and certain other key members of management are eligible to participate in the InsWeb Executive Retention and Severance Plan (the “Plan”) approved by the Board of Directors on June 14, 2004 and revised on December 22, 2008. Participants in the Plan are entitled to receive cash severance payments and health and medical benefits in the event their employment is terminated in connection with a change in control. Participants will also receive these benefits if InsWeb terminates their employment other than for “cause” or if the participant voluntarily terminates his employment for “good reason” following certain specified actions by InsWeb. Upon any other termination of employment, the participant will be entitled only to accrued salary through the date of termination and any other vested benefits. Benefits under the plan are reduced or eliminated if the employee obtains substitute employment.

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

We have a history of losses and we may not achieve or maintain profitability

We incurred operating losses of $2.5 million in 2008, generated operating income of $2.1 million in 2007 and incurred a $5.8 million operating loss in 2006. As of December 31, 2008, our accumulated deficit was $191.7 million. Our operating results for future periods are subject to numerous uncertainties, and we may not generate sufficient revenues to achieve or maintain profitability on a quarterly or annual basis. If we are unable to sustain profitability, we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

Depressed general economic conditions or further adverse changes in general economic conditions could adversely affect our operating results

The recent, severe economic downturn in the United States has impacted the financial services sector of which our customers (insurance companies and their agents) are a part. As a result of this downturn, insurance companies may choose to scale back the number of policies they write as they file new rates with the state insurance regulators. Similarly, many agents who purchase leads from us operate as a small business, and as such may be less prepared to withstand an extended period of recession. In addition, consumer demand for our insurance shopping service is adversely impacted by the current economic climate because fewer consumers are shopping for cars and homes.  Accordingly, the uncertainty about the impact of  economic conditions on our business makes it difficult for us to forecast operating results and to make decisions about future investments.

If we are unable to continue generating positive cash flows from operations, our ability to operate could suffer or cease

While we were profitable for 2007, our operating activities in 2008 and prior to 2007, have consumed substantial amounts of cash, cash equivalents and short-term investments: during 2008 our operations used cash of $0.8 million; in 2007 our operations provided cash of $2.5 million; and in 2006 our operations used cash of $3.6 million. At December 31, 2008, we had cash and cash equivalents of $9.2 million. In order to remain competitive, we must continue to make investments essential to our ability to operate, including in particular, investments in direct consumer marketing. In addition, we will continue to face the costs of being a public company. In the event that we are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

Our future revenues are unpredictable and our operating results are likely to fluctuate from quarter to quarter

An evaluation of our future prospects is very difficult. An investor in our common stock must consider the possibility that we may not be able to successfully address the uncertainties inherent in a relatively new and rapidly evolving business model. Moreover, due to recent changes in our business model, including the evolution of InsWeb’s agent network program, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

•
Our revenues may be harmed by inadequate levels of participation by local personal lines insurance agents in our agent network initiative, if the agent network programs offered by third-party intermediaries are unsuccessful or discontinued and we are unsuccessful in securing a replacement;

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

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 84% of our transaction revenues in 2008, approximately 84% of our transaction revenues in 2007, and approximately 76% in 2006. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

We are exposed to increased costs and risks associated with complying with the increasing regulation of corporate governance and disclosure standards

We have spent a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. This process may require us to hire additional personnel and outside advisory services which will result in significant additional accounting and legal expenses. We may be unsuccessful in obtaining an unqualified report on the effectiveness of our internal controls over financial reporting from our independent auditors. In the event that our chief executive officer or chief financial officer determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

The outcome and impact of the securities class action lawsuit involving InsWeb is uncertain

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. While the District Court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Because of the significant technical barriers presented by the Court’s decision, the parties withdrew the proposed settlement and the plaintiffs filed an amended complaint. In September 2008, all of the parties to the IPO litigation agreed in principle to a revised settlement, subject to preparation of formal documentation. As with the earlier settlement proposal, the revised settlement proposal does not require InsWeb to contribute any cash. There is no assurance that the new settlement will be finalized, and then approved. If the settlement is not finalized and subsequently approved, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

We rely on the services of our executive officers and other key personnel, whose knowledge of our business and the insurance industry and technical expertise would be extremely difficult to replace

Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, Chairman of our Board and Chief Executive Officer, and the loss of the services of any of our executive officers or other key employees could harm our business. We have no long-term employment agreements with any of our key personnel, although Kiran Rasaretnam, our Chief Financial Officer, L. Eric Loewe, our Senior Vice President and General Counsel, and Steven Yasuda, our Controller and Chief Accounting Officer and certain other key employees are entitled to certain severance benefits should their employment be involuntarily terminated. We maintain a $2 million life insurance policy on Mr. Enan that names InsWeb as the beneficiary, but we maintain no similar insurance on any of our other key employees. InsWeb has granted stock options as incentives to executive officers, new employees and certain other key personnel. As the value of these incentives is highly dependent on an increase in the market price of our common stock, we may be unable to retain such key employees, nor retain or recruit other officers and key employees in the future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

InsWeb’s corporate headquarters and its principal administrative, product development, sales and marketing operations are located in a 55,000 square foot facility in the Sacramento, California area, which InsWeb occupies under a lease expiring in 2011. InsWeb also leased approximately 75,000 square feet of office space in Redwood City, California under leases that expired in September 2008. These facilities were formerly occupied by InsWeb as its headquarters and were vacated by InsWeb in December 2000 when it consolidated its operations at its present facility.

InsWeb believes that its existing facilities are adequate to meet its needs for future growth, and there should be no need to lease additional or alternative space in the near term.

Item 3. Legal Proceedings.

Securities Class Action

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. While the District Court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Because of the significant technical barriers presented by the Court’s decision, the parties withdrew the proposed settlement and the plaintiffs filed an amended complaint.  In September 2008, all of the parties to the IPO litigation agreed in principle to a revised settlement, subject to preparation of formal documentation. As with the earlier settlement proposal, the revised settlement proposal does not require InsWeb to contribute any cash. There is no assurance that the new settlement will be finalized, and then approved. If the settlement is not finalized and subsequently approved, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again  excused from filing an answer. On March 12, 2009 the court issued an order dismissing the case with prejudice, but plaintiffs may appeal this order. If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Patent Litigation

On November 30, 2007, Autobytel, Inc.filed a complaint in the United States District Court for the Eastern District of Texas against InsWeb and three other defendants. The complaint alleges that InsWeb and the other defendants infringed U.S. Patent No. 6,282,517 (“the ‘517 patent”), which appears to disclose a method and apparatus to allow a potential automobile purchaser to create and submit a purchase request for a new or used automobile over a computer network. The complaint contains generic allegations that InsWeb infringed the ‘517 patent by making, using, offering to sell and selling systems and/or methods that embody the invention claimed in the ‘517 patent and/or actively inducing and/or contributing to others’ infringement of such inventions. The complaint seeks unspecified monetary damages and injunctive relief. On February 25, 2008, InsWeb filed an answer and counterclaim denying infringement of the ‘517 patent and asserting invalidity of the patent and other affirmative defenses. The court set May 2, 2011 as the trial date.

On March 11, 2008, InsWeb filed a complaint in the United States District Court for the Southern District of California against Autobytel, Inc., Autobytel I Corporation (formerly known as AVV, Inc.) and Dominion Enterprises. InsWeb filed an amended complaint on July 3, 2008 adding OneCommand, Inc. as a defendant. The amended complaint alleges that the defendants have infringed InsWeb’s U.S. Patent No. 6,898,597 (“the ‘597 patent”), which relates to an event logging system that monitors for the occurrence of predefined website usage events. Defendant Autobytel, through its wholly-owned subsidiary AVV, marketed and sold a product known as WebControl that embodies the invention claimed in the ‘597 patent. In January 2008, Autobytel sold AVV, including the WebControl product, to Dominion Enterprises. Autobytel also owned an asset named Retention Performance Marketing (RPM) that embodied the invention claimed in InsWeb’s patent. Autobytel sold the RPM asset to OneCommand in July 2007. The amended complaint also adds Internet Brands, Inc., Leadpoint, Inc., and Auto Internet Marketing, Inc. as co-plaintiffs with InsWeb following InsWeb’s assignment of a partial interest in the ‘597 Patent to these companies. InsWeb and its co-plaintiff are seeking monetary damages in an amount to be determined at trial from each defendant and a permanent injunction against further acts of infringement.

InsWeb intends to vigorously defend the Texas lawsuit and prosecute the California action. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

InsWeb did not submit any matters to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

InsWeb’s common stock is quoted on the Nasdaq Global Market under the symbol “INSW.” As of December 31, 2008, there were approximately 1,800 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of InsWeb’s common stock as reported on the Nasdaq Global Market:

	Price Range Quarter Ended
	High	Low
2008
December 31, 2008	$5.76	$1.57
September 30, 2008	$9.29	$4.53
June 30, 2008	$12.50	$9.00
March 31, 2008	$11.80	$6.61

2007
December 31, 2007	$11.40	$8.28
September 30, 2007	$9.15	$6.72
June 30, 2007	$8.67	$3.06
March 31, 2007	$4.71	$2.93

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	Year ended December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Revenues:
Transaction fees	$37,275	$32,940	$28,161	$24,650	$13,987
Other	222	258	340	365	673
Total revenues	37,497	33,198	28,501	25,015	14,660
Operating expenses:
Direct marketing	26,650	19,567	18,576	15,207	8,327
Sales and marketing	5,982	5,246	7,512	6,770	5,541
Technology	3,292	3,075	4,459	5,354	5,416
General and administrative	4,024	4,213	3,799	4,023	4,544
Lease loss accrual (1)	—	(985)	—	—	—
Total operating expenses	39,948	31,116	34,346	31,354	23,828
Income (loss) from operations	(2,451)	2,082	(5,845)	(6,339)	(9,168)
Interest and other income, net (2)	244	384	2,475	398	235
Income (loss) before income taxes	(2,207)	2,466	(3,370)	(5,941)	(8,933)
Provision (benefit) for income taxes	(44)	45	—	—	—
Income (loss) before income taxes	$(2,163)	$2,421	$(3,370)	$(5,941)	$(8,933)

Net income (loss) per share:
Basic	$(0.46)	$0.55	$(0.82)	$(1.40)	$(1.90)
Diluted	$(0.46)	$0.46	$(0.82)	$(1.40)	$(1.90)

Shares used in computing net income (loss) per share:
Basic	4,703	4,387	4,092	4,234	4,711
Diluted	4,703	5,295	4,092	4,234	4,711

(1)	Represents management’s change in estimate of lease loss accrual. See Note 5 of Notes to Consolidated Financial Statements.

(2)	Interest and other income, net, for 2006 includes a $2.0 million gain recorded in connection with the sale of InsWeb Insurance Services’ property and casualty agency book of business.

 CONSOLIDATED BALANCE SHEET DATA:

	As of December 31,
(in thousands)	2008	2007	2006	2005	2004
Cash and cash equivalents	$9,238	$10,777	$6,750	$9,073	$9,334
Short-term investments	—	—	—	1,233	8,145
Working capital	7,810	10,011	4,787	7,271	14,451
Total assets	12,281	14,133	10,456	14,018	20,475
Total stockholders’ equity	8,692	10,343	5,291	8,141	15,715

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report on Form 10-K and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in continued decreases in revenue and reduced participation in InsWeb’s marketplace, anticipated losses, the unpredictability of future revenues, reliance on key customers, property and casualty insurance carriers who are themselves subject to volatility in their operating cycles, competition, risks associated with system development and operation risks, uncertainty regarding the costs and revenues associated with new initiatives, management of potential growth and risks of new business areas, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in “Item 1A. Risk Factors” and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

InsWeb operates an online insurance marketplace that electronically matches consumers and providers of automobile, hoemowners and term life insurance. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace.

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned either from an insurance company based on a closed policy, from the delivery of a lead to a participating insurance provider or local agent. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website. In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through.”

Prior to September 2005, InsWeb’s agent network program was conducted exclusively through an intermediary, NetQuote, Inc. During the year ended December 31, 2008, NetQuote represented 13% of auto transaction fees, compared to 15% and 19% during the years ended December 31, 2007 and 2006 respectively. To lessen InsWeb’s reliance on this intermediary, and to maximize its revenue potential, InsWeb launched a proprietary agent network program (“AgentInsider”) to provide leads directly to local insurance agents who have registered with InsWeb. AgentInsider was launched in September 2005 and complements the offering of our intermediary. As of December 31, 2008, 7,400 local personal lines insurance agents were actively purchasing consumer leads through AgentInsider. For the year ended, December 31, 2008, AgentInsider, represented 25% of auto, homeowners’ and term life transaction fees. We expect that the sales of consumer leads to insurance agents, both through intermediaries and through our internally developed network, will continue to represent a significant percentage of auto transaction fees.

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 84% of our transaction revenues in 2008, approximately 84% in 2007 and approximately 76% in 2006. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

InsWeb has been dependent on a limited number of customers for a majority of its automobile insurance transaction fee revenues, although recent expansion of InsWeb’s offering has reduced that dependency to some extent. For the year ended December 31, 2008, NetQuote and two insurance companies (AIG, and Allstate) accounted for 16%, 14%, and 11% of total revenues, respectively.  For the year ended December 31, 2007, three customers (NetQuote, Allstate and AIG) accounted for 16%, 13% and 13% of total revenues, respectively.  For the year ended December 31, 2006, two customers (NetQuote and AIG) accounted for 17% and 10% of total revenues. At December 31, 2008, one customer (NetQuote) accounted for 17% of accounts receivable.  At December 31, 2007, two customers (AIG and NetQuote) each accounted for 17% of accounts receivable.

InsWeb incurred operating losses of $2.5 million in 2008, and as of December 31, 2008, our accumulated deficit was $191.7 million. InsWeb generated operating income of $2.1 million in 2007 and incurred operating losses of $5.8 million in 2006. InsWeb’s activities’ have consumed substantial amounts of cash, cash equivalents and short-term investments ($1.5 million in 2008 and, $2.3 million in 2006) and may require capital in the future. Cash consumption was reduced in 2007 with an increase in cash and cash equivalents of $4.0 million. At December 31, 2008, InsWeb had $9.2 million in cash and cash equivalents. The losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, InsWeb must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, InsWeb will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, among other compliance related items. As a result, InsWeb may incur operating losses in 2009. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, InsWeb may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to sustain profitability, InsWeb may need to seek additional financing to continue its business operations. InsWeb cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

Results of Operations

The following table sets forth selected statement of operations data with the respective percentage change from the prior year:

	Year ended December 31,			Percentage Change from Prior Year
(in thousands)	2008	2007	2006	2008	2007
Revenues:

Transaction fees:
Auto insurance	$31,387	$27,640	$21,426	14%	29%
Term life insurance	1,687	3,341	5,108	(50)%	(35)%
Homeowners insurance	3,420	1,915	1,524	79%	26%
Other insurance offerings	781	44	103	1,675%	(57)%
	37,275	32,940	28,161	13%	17%
Other	222	258	340	(14)%	(24)%
Total revenues	37,497	33,198	28,501	13%	16%
Operating expenses:
Direct marketing	26,650	19,567	18,576	36%	5%
Sales and marketing	5,982	5,246	7,512	14%	(30)%
Technology	3,292	3,075	4,459	7%	(31)%
General and administrative	4,024	4,213	3,799	(4%)	11%
Lease loss accrual	—	(985)	—	n/m	n/m
Total operating expenses	39,948	31,116	34,346	28%	(9)%
Income (loss) from operations	$(2,451)	$2,082	$(5,845)	(218)%	136%

The following table sets forth selected statement of operations data as a percentage of total revenues:

	Year ended December 31,
	2008	2007	2006
Revenues:

Transaction fees:
Auto insurance	83.7%	83.2%	75.2%
Term life insurance	4.5%	10.1%	17.9%
Other insurance	11.2%	5.9%	5.7%
Other	0.6%	0.8%	1.2%
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct marketing	71.1%	58.9%	65.2%
Sales and marketing	15.9%	15.8%	26.4%
Technology	8.8%	9.3%	15.7%
General and administrative	10.7%	12.7%	13.2%
Lease loss accrual	—%	(3.0)%	—%
Total operating expenses	(106.5)%	93.7%	120.5%
Income (loss) from operations	(6.5)%	6.3%	(20.5)%

Revenues

Auto insurance marketplace metrics were as follows:

	Year ended December 31,			Percentage Change from Prior Year
(In thousands, except per consumer amounts)	2008	2007	2006	2008	2007
Auto insurance transaction revenues	$31,387	$27,640	$21,426	14%	29%
Number of consumers	8,827	6,045	5,064	46%	19%
Auto insurance transaction fees per consumer	$3.56	$4.57	$4.23	(22)%	8%

Term life marketplace metrics were as follows:

	Year ended December 31,			Percentage Change from Prior Year
(In thousands, except per consumer and per policy amounts)	2008	2007	2006	2008	2007
Term life insurance transaction revenues	$1,687	$3,341	$5,108	(50)%	(35)%
Number of consumers	88	105	287	(16)%	(63)%
Term life insurance transaction fees per consumer	$19.17	$31.82	$17.80	(40)%	79%
Number of closed term life policies	—	2,580	5,444	(100)%	(53)%
Term life insurance transaction fees per closed term life policy	$—	$1,295	$938	(100)%	38%

Homeowners marketplace metrics were as follows:

	Year ended December 31,			Percentage Change from Prior Year
(In thousands, except per consumer amounts)	2008	2007	2006	2008	2007
Homeowner insurance transaction revenues	$3,420	$1,915	$1,524	79%	26%
Number of consumers	747	428	257	75%	67%
Homeowner insurance transaction fees per consumer	$4.58	$4.47	$5.93	2%	(24)%

Definitions:

“Number of consumers”	Represents consumers acquired from marketing activities.

Transaction Fees. Automobile insurance transaction fees (consisting of lead fees, commissions and Sponsored Web Link fees) increased to $31.4 million in 2008 from $27.6 million in 2007. The 14% increase in transaction fees was attributable to a 46% increase in the number of consumers shopping for automobile insurance on the InsWeb platform in 2008 compared to 2007, offset by a 22% decrease in revenue earned per consumer in 2008 compared to 2007.  Automobile insurance transaction fees (consisting of lead fees, commissions and Sponsored Web Link fees) increased to $27.6 million in 2007 from $21.4 million in 2006. The 29% increase in transaction fees was attributable to a 19% increase in the number of consumers shopping for automobile insurance on the InsWeb platform in 2007 compared to 2006, and an 8% increase in the revenue earned per consumer in 2007 compared to 2006.

Term life insurance transaction fees (consisting primarily of agency commissions and a limited amount of lead fees) decreased 50% to $1.7 million in 2008 from $3.3 million in 2007. The decrease in term life revenues resulted from the reduction in sales of new term life insurance policies following our decision in April 2007 to wind-down our term life agency in order to focus on more profitable lead generation opportunities. We will continue to offer term life insurance products to our consumers through our online insurance marketplace using a lead generation model.

Homeowners insurance transaction fees increased 79% to $3.4 million in 2008 from $1.9 million in 2007. The increase in transaction fees was attributable to a 75% increase in the number of consumers shopping for homeowners insurance on the InsWeb platform in 2008 compared to 2007. Homeowners insurance transaction fees increased to $1.9 million in 2007 from $1.5 million in 2006. The 26% increase in transaction fees was attributable to a 67% increase in the number of consumers shopping for homeowner insurance on the InsWeb platform in 2007 compared to 2006, offset by a 24% decrease in revenue earned per consumer in 2007 compared to 2006.

Included in the automobile, homeowners and term life transaction fees are revenues that we receive from other insurance shopping websites which purchase consumer leads from us to sell to their networks of agents and insurance companies.

Other insurance transaction fees consist of subscription and display advertising on agent directory pages. Agent directory revenues amounted to $0.7 million in 2008 and $0 in 2007 and 2006.

Other. Development and maintenance fees accounted for $0.2 million, or 0.6% of total revenues in 2008, compared to $0.3 million, or 0.8% of total revenues in 2007, and $0.3 million, or 1.2%, of total revenues in 2006.

Operating Expenses

	Year ended December 31,			Percentage Change from Prior Year
(In thousands, except percentages)	2008	2007	2006	2008	2007
Operating expenses:

Direct marketing	$26,650	$19,567	$18,576	36%	5%
Sales and marketing	5,982	5,246	7,512	14%	(30)%
Technology	3,292	3,075	4,459	7%	(31)%
General and administrative	4,024	4,213	3,799	(4)%	(11)%
Lease loss accrual	—	(985)	—	n/m	n/m

Direct marketing (consumer acquisition) metrics and costs were as follows:

	Year ended December 31,			Percentage Change from Prior Year
(In thousands, except percentages and per consumer amounts)	2008	2007	2006	2008	2007
Direct marketing costs	$26,650	$19,567	$18,576	36%	5%
Direct marketing costs as a percent of transaction fees	71%	59%	66%	20%	(11)%
Number of consumers	12,129	6,578	5,609	84%	17%
Direct marketing cost per consumer	$2.20	$2.97	$3.31	(26)%	(10)%
Transaction fees per consumer	$3.07	$5.01	$5.02	(39)%	0%

Direct Marketing. Direct marketing expenses consist of advertising, promotions and fees paid to online companies to drive consumer traffic to the InsWeb online marketplace. InsWeb’s marketing strategy is designed to increase consumer traffic to its website and to drive awareness of its insurance products and services. InsWeb employs various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to the InsWeb site. A growing portion of our consumer traffic comes from other insurance shopping websites for whom we operate as an additional, complimentary fulfillment program. Our agreements with these companies require us to share a portion of the revenues we earn when we are able to sell the consumer lead to additional agents or insurance companies.

Fees related to InsWeb’s online marketing are expensed in the period the related consumer click-through occurs or in some cases, when the consumer leads are generated. Direct Marketing expenses were $26.7 million in 2008, compared to $19.6 million in 2007, and $18.6 million in 2006.  The 36% increase in spending in 2008 versus 2007 resulted in an 84% increase in consumer traffic.  Much of the increase in traffic can be attributed to the Agent Directory that was launched at the beginning of 2008.  Direct marketing expense as a percent of transaction revenues was 71% in 2008, compared to 59% in 2007 and 66% in 2006. As a percent of revenues, marketing costs in 2008 were higher than in 2007 due to the fact that, in 2007, we benefitted from the run-off revenues from the term-life agency without incurring any marketing costs.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel. Sales and marketing expenses increased to $6.0 million in 2008 from $5.2 million in 2007, a 14% increase. The increase was primarily due to an increase in headcount related expenses. Sales and marketing expenses decreased to $5.2 million in 2007 from $7.5 million in 2006, a 30% decrease. This decrease was a result of the closure of our term life agency in April of 2007 and the elimination of related sales and customer support costs.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with support and maintenance of the InsWeb online insurance marketplace. Technology expenses increased to $3.3 million in 2008 from $3.1 million in 2007. The increase was primarily due to an increase in headcount related expenses. Technology expenses decreased to $3.1 million in 2007 from $4.5 million in 2006. This decrease was primarily due to initiatives completed in September 2006 to reduce headcount due to the conclusion of various major technology initiatives.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $4.0 million in 2008 from $4.2 million in 2007.  The decrease was primarily attributed to a decrease in share-based compensation expense. General and administrative expenses increased to $4.2 million in 2007 from $3.8 million in 2006. The increase was primarily due to reductions in headcount and related severance costs.

Lease Loss Accrual. The lease loss accrual of $1.0 million for 2007 represents management’s change in estimate for formerly occupied facilities.

Interest and Other Income, Net. Interest and other income for 2008 was $0.2 million compared to $0.4 million in 2007 and $2.5 million in 2006. Included in other income for 2006 was $2.0 million representing the gain recorded in connection with the sale of InsWeb Insurance Services’ property and casualty agency book of business. This transaction closed on April 28, 2006.  InsWeb’s investment portfolio consists entirely of cash and cash equivalents. InsWeb expects that returns received from its investment portfolio in the near future will be negligible given current economic conditions in the United States.

Income Taxes. InsWeb’s provision (benefit) for income taxes was ($44,000), $45,000 and $0 for the years ended December 31, 2008, 2007 and 2006 respectively.

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

Revenue Recognition. InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website (“Sponsored Web Link” program). In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through.” InsWeb recognizes revenue when (i) persuasive evidence of an arrangement between InsWeb and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectability of the sales price is reasonably assured.

Contingencies. As discussed in Part I, Item 3 (“Legal Proceedings”) and in Part II, Note 5 of Notes to Consolidated Financial Statements of this report, InsWeb is a defendant in: i) a class action lawsuit that alleges InsWeb violated certain federal securities laws at the time of its initial public offering; ii) a securities lawsuit alleging certain officers and directors and significant shareholders violated the short swing trading prohibition of Section 16(b) of the Securities Exchange Act; and iii) a patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas. InsWeb is a co-plaintiff in a patent infringement lawsuit in the U.S. District Court for the Southern District of California. InsWeb cannot accurately predict the ultimate outcome of these matters at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in any of these actions. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

Effective January 1, 2007 InsWeb adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At January 1, 2008 and December 31, 2008, InsWeb had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively (none of which, if recognized, would favorably affect InsWeb’s effective tax rate). InsWeb does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

As of December 31, 2008, InsWeb had net operating loss carry forwards of approximately $190,000,000 for federal income tax purposes and $76,000,000 for state income tax purposes, respectively. The federal net operating loss carry forwards will begin to expire in the year 2011 and state net operating loss carry forwards will begin to expire in 2012. InsWeb’s ability to utilize a portion of its net operating loss carry forwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit, on an annual basis, InsWeb’s future use of its net operating loss carry forwards.

The carrying value of our deferred tax assets, which was approximately $70 million at December 31, 2008, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Cash (used in) provided by operating activities	$(754)	$2,530	$(3,560)
Cash (used in) provided by investing activities	(656)	(20)	1,159
Cash (used in) provided by financing activities	(129)	1,517	78

At December 31, 2008, InsWeb’s principal source of liquidity was $9.2 million in cash and cash equivalents. Since inception, InsWeb has financed its operations primarily through the sale of preferred and common stock.

In 2008, net cash used by operating activities primarily consisted of InsWeb’s net loss of $2.2 million and a decrease in accrued expenses of $0.4 million. This was offset by noncash depreciation and amortization of $0.2 million, noncash share-based compensation of $0.6 million, a decrease in accounts receivable of $1.0 million, an increase of prepaid expenses and other current assets of $0.1 million, and an increase of deferred revenue of $0.2 million. In 2007, net cash provided by operating activities primarily consisted of InsWeb’s income of $2.4 million and noncash share-based compensation of $1.1 million, decrease in accrued expenses of $0.3 million and depreciation of property and equipment of $0.2 million. This was offset by reductions in the lease loss accrual of $1.0 million and accounts payable and accrued expenses of $0.4 million. In 2006, net cash used in operating activities primarily consisted of InsWeb’s net loss, partially offset by noncash share-based compensation of $0.4 million and depreciation of property and equipment of $0.2 million. An increase in accounts receivable and reductions in accounts payable and accrued expenses also contributed to cash used by operations.

Net cash used in investing activities in 2008 of $0.7 million consisted primarily of $0.4 million of purchases of property and equipment and $0.3 million in notes receivable from employees.  Net cash used in investing activities in 2007 resulted from the purchase of property, equipment, and intangible assets. Net cash provided by investing activities in 2006 resulted primarily from redemptions of short-term investments of $1.5 million, offset by purchases of short-term investments of $0.2 million and  purchase of property and equipments for $0.1 million.

Net cash used in financing activities in 2008 of $0.1 million resulted primarily from the cash settlement of an equity award of $0.9 million offset by $0.7 million in proceeds from the issuance of common stock through employee stock plans.

 Net cash provided by financing activities in 2007 and 2006, resulted primarily from the proceeds from the issuance of common stock through employee stock plans.

InsWeb leases its current office facilities under non-cancelable operating leases, which expire at various dates through April 2011, including a 10-year lease agreement through April 2011 for office space in the Sacramento area which houses its corporate headquarters. InsWeb has an option to extend the lease at the end of the lease term, and has the right of first refusal on other office space in the complex.
Aggregate contractual cash obligations, net of contractual sublease income, as of December 31, 2008 is summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2009	1,078	(110)	968
2010	1,078	(120)	958
2011	359	(20)	339
Thereafter	—	—	—
	$2,515	$(250)	$2,265

InsWeb currently anticipates that its cash and cash equivalents will be sufficient to meet its anticipated cash needs to fund operations and capital expenditures for at least the next 12 months. Although InsWeb does not anticipate the need for additional financing, InsWeb nevertheless may require additional funds to meet operating needs, or to expand its business internally or through acquisition. InsWeb cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, its business could be materially harmed. If additional funds were raised through the issuance of equity securities, the percentage ownership of InsWeb’s then-current stockholders would be reduced.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standard Board (FASB) revised Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement 141(R)”). Statement 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. InsWeb adopted Statement 141(R) at the beginning of 2009, with no material impact to InsWeb’s consolidated financial statements upon adoption.

In December 2007, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“Statement 160”). Statement 160 amends FASB Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the on controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. InsWeb adopted Statement 160 at the beginning of 2009, with no material impact to InsWeb’s consolidated financial statements upon adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, as of December 31, 2008, we have maintained our portfolio of cash equivalents in short-term and overnight investments that are subject to minimal market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2008, all of our cash equivalents mature in less than three months.

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages F-1 to F-19.

INSWEB CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of InsWeb Corporation

We have audited the accompanying consolidated balance sheets of InsWeb Corporation (“Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InsWeb Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Sacramento, California
March 31, 2009

INSWEB CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$9,238	$10,777
Accounts receivable, net of allowances of $8 at 2008 and $36 at 2007	1,450	2,428
Related party receivable	—	48
Prepaid expenses and other current assets	711	548
Total current assets	11,399	13,801
Related party receivables	304	—
Property and equipment, net	249	257
Other assets	329	75
Total assets	$12,281	$14,133

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,138	$2,118
Accrued expenses	1,014	1,426
Deferred revenue	437	246
Total current liabilities	3,589	3,790
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2008 and 2007	—	—
Common stock, $0.001 par value. Authorized: 25,000 shares; 8,004 shares issued and 4,780 shares outstanding at 2008; and 7,807 shares issued and 4,583 shares outstanding at 2007	8	8
Paid-in capital	206,719	206,208
Treasury stock, 3,224 shares at 2008 and 2007	(6,334)	(6,334)
Accumulated other comprehensive income (loss)	1	—
Accumulated deficit	(191,702)	(189,539)
Total stockholders’ equity	8,692	10,343
Total liabilities and stockholders’ equity	$12,281	$14,133

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Revenues:
Transaction fees	$37,275	$32,940	$28,161
Other	222	258	340
Total revenues	37,497	33,198	28,501
Operating expenses:
Direct marketing	26,650	19,567	18,576
Sales and marketing	5,982	5,246	7,512
Technology	3,292	3,075	4,459
General and administrative	4,024	4,213	3,799
Lease loss accrual	—	(985)	—
Total operating expenses	39,948	31,116	34,346
(Loss) income from operations	(2,451)	2,082	(5,845)
Interest income	244	378	425
Other income, net	—	6	2,050
(Loss) income before income taxes	(2,207)	2,466	(3,370)
(Benefit) provision for income taxes	(44)	45	—
Net (loss) income	$(2,163)	$2,421	$(3,370)

Net (loss) income per share:
Basic	$(0.46)	$0.55	$(0.82)

Diluted	$(0.46)	$0.46	$(0.82)

Shares used in computing net (loss) income per share:
Basic	4,703	4,387	4,092
Diluted	4,703	5,295	4,092

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except per share amounts)

	Common Stock			Treasury Stock		Accumulated Other
	Shares	Amount	Paid-in Capital	Shares	Amount	Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, December 31, 2005	7,301	$ 7	$ 203,059	(3,224)	$ (6,334)	$ (1)	$ (188,590)	$ 8,141
Issuance of shares through employee stock purchase plan and stock option plan	37	—	88	—	—	—	—	88
Share-based compensation expense	—	—	431	—	—	—	—	431
Comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(3,370)	(3,370)
Comprehensive loss	—	—	—	—	—	—	—	(3,369)

Balances, December 31, 2006	7,338	7	203,578	(3,224)	(6,334)	—	(191,960)	5,291
Issuance of shares through employee stock purchase plan and stock option plan	469	1	1,516	—	—	—	—	1,517
Share-based compensation expense	—	—	1,114	—	—	—	—	1,114
Comprehensive income:
Net income	—	—	—	—	—	—	2,421	2,421
Comprehensive income	—	—	—	—	—	—	—	2,421

Balances, December 31, 2007	7,807	8	206,208	(3,224)	(6,334)	—	(189,539)	10,343
Issuance of shares through employee stock purchase plan and stock option plan	197	—	721	—	—	—	—	721
Share-based compensation expense	—	—	640	—	—	—	—	640
Cash settlement of equity award	—	—	(850)	—	—	—	—	(850)
Comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(2,163)	(2,163)
Comprehensive loss	—	—	—	—	—	—	—	(2,162)

Balances, December 31, 2008	8,004	$8	$206,719	(3,224)	$(6,334)	$1	$(191,702)	$8,692

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
(Amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,163)	$2,421	$(3,370)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Lease loss accrual	—	(985)	—
Share-based compensation	640	1,114	431
Depreciation and amortization	170	152	210
Net changes in operating assets and liabilities:
Accounts receivable	978	376	(507)
Prepaid expenses and other current assets	(115)	(198)	147
Other assets	(59)	40	231
Accounts payable	19	(130)	(407)
Accrued expenses	(411)	(261)	(412)
Deferred revenue	191	1	117
Interest on notes receivable from employees	(4)	—	—
Net cash (used in) provided by operating activities	(754)	2,530	(3,560)
Cash flows from investing activities:
Redemptions of short-term investments	—	—	1,462
Purchases of short-term investments	—	—	(228)
Purchases of property, equipment and intangible assets	(356)	(20)	(75)
Note receivable from employees	(300)	—	—
Net cash (used in) provided by investing activities	(656)	(20)	1,159
Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	721	1,517	88
Cash settlement of equity award	(850)	—	—
Repayment of debt	—	—	(10)
Net cash (used in) provided by financing activities	(129)	1,517	78
Net (decrease) increase in cash and cash equivalents	(1,539)	4,027	(2,323)
Cash and cash equivalents, beginning of year	10,777	6,750	9,073
Cash and cash equivalents, end of year	$9,238	$10,777	$6,750

See accompanying notes.

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Business of InsWeb Corporation

InsWeb Corporation (“InsWeb”) operates an online insurance marketplace that electronically matches consumers and insurance providers. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and to receive insurance company-sponsored quotes for coverage for automobile, homeowners and term life insurance.

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. These fees are earned, generally, from the delivery of a lead to a participating insurance provider or local agent. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website. In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through.”

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, uncertain economic conditions which could result in lower growth rates, the changing nature of the electronic commerce industry, variations in the availability and cost of acquiring consumer traffic, unpredictability of future revenues, reliance on key customers –insurance carriers, agents and other providers – who are themselves subject to volatility in their operating cycles, and reliance on a third-party intermediary who provides leads to local insurance agents on InsWeb’s behalf. These risks and uncertainties, among others, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. In light of the evolving nature of InsWeb’s business to better capitalize on its position as a leading insurance portal, including the current expansion of InsWeb’s agent network program, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, there is no assurance that InsWeb will be able to achieve and sustain profitability.

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

Revenue recognition

InsWeb recognizes revenue when (i) persuasive evidence of an arrangement between InsWeb and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectability of the sales price is reasonably assured.

Transaction fee revenue from consumer leads, for both auto insurance and term life insurance, is recognized when such lead (either as a consumer click-through or after completion of the InsWeb application) is delivered to a participating

2.           Summary of Significant Accounting Policies (continued)

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

Online marketing and direct marketing expense

InsWeb’s marketing strategy is designed to increase consumer traffic to its website and to drive awareness of its insurance products and services. InsWeb employs various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to its site. Fees related to InsWeb’s online marketing are expensed in the period the related consumer click-through occurs or in some cases, when the consumer leads are generated. Online advertising payments based on per unit transactions are expensed in the period in which the consumer traffic occurred and are included in direct marketing expense.

Costs related to advertising and promotions of products are charged to sales and marketing expense as incurred. Direct marketing expense for the years ended December 31, 2008, 2007 and 2006 were $26,650,000, $19,567,000, and $18,576,000, respectively.

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

InsWeb’s customer base is dispersed across many different geographic areas, and most customers are in the insurance industry in the United States. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact InsWeb’s overall credit risk. InsWeb performs ongoing credit evaluations of its customers and generally does not require collateral. InsWeb reviews the need for allowances for potential credit losses based on historical losses, and records a provision when collectibility is uncertain. InsWeb has not experienced significant credit losses to date. Generally, receivables are due 30 days from the invoice date and are considered past due after this date.

2.           Summary of Significant Accounting Policies (continued)

Concentration of risk—significant customers

For the year ended December 31, 2008, three customers (Netquote, AIG, and Allstate) accounted for 16%, 14%, and 11% of total revenues, respectively.  For the year ended December 31, 2007, three customers (NetQuote, Allstate and AIG) accounted for 16%, 13% and 13% of total revenues, respectively.  For the year ended December 31, 2006, two customers (NetQuote and AIG) accounted for 17% and 10% of total revenues. At December 31, 2008, one customer (NetQuote) accounted for 17% of accounts receivable.  At December 31, 2007, two customers (AIG and NetQuote) each accounted for 17% of accounts receivable.

Income taxes

InsWeb uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. At December 31, 2008 and 2007, all deferred tax assets, without offsetting liabilities in the same jurisdiction, were fully offset by a valuation allowance.

In July 2006, the Financial Accounting Standards Board ( “FASB”) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the Statement of Financial Accounting Standards  (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized.

InsWeb accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. No amounts were recognized for interest and penalties upon adoption of FIN 48 on January 1, 2007 or during the years ended December 31, 2008 and 2007.

Net income (loss) per share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options had been exercised. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, for the years ended 2008 and 2006, as their effect would be antidilutive.

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Year Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006

Numerator for basic and diluted net loss per share:
Net income (loss) available to common stockholders	$(2,163)	$2,421	$(3,370)

Denominator for net income (loss) per share:
Basic—weighted average shares of common stock outstanding	4,703	4,387	4,092
Dilutive effect of employee stock options	—	908	—
Diluted	4,703	5,295	4,092

Net income (loss) per share:
Basic—as reported	$(0.46)	$0.55	$(0.82)
Diluted—as reported	$(0.46)	$0.46	$(0.82)

2.           Summary of Significant Accounting Policies (continued)

Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options to purchase shares totaling 787,000 as of December 31, 2008 and 970,000 as of December 31, 2006.

Segment information

InsWeb operates in one segment, business-to-consumer electronic insurance services. InsWeb markets its online marketplace in the United States. The Chief Executive Officer has been identified as the Chief Operating Decision Maker because he has final authority over resource allocation decisions and performance assessment.

Recently issued accounting standards

In December 2007, the Financial Accounting Standard Board (FASB) revised Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement 141(R)”). Statement 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. InsWeb adopted Statement 141(R) at the beginning of 2009, with no material impact to InsWeb’s consolidated financial statements upon adoption.

In December 2007, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“Statement 160”). Statement 160 amends FASB Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the on controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. InsWeb adopted Statement 160 at the beginning of 2009, with no material impact to InsWeb’s consolidated financial statements upon adoption.

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

The Option Plan provided for an automatic annual increase in the share reserve, to be effective on the first day of each fiscal year, by a number of shares equal to 5% of the number of common shares outstanding as of the last day of the preceding fiscal year. With the expiration of the 1997 Stock Option Plan and Senior Executive Option Plan, in July 2007, InsWeb authorized the 2008 Stock Option Plan in February 2008, and options to purchase 1,500,000 shares of common stock were authorized under this plan.

Options granted under the above plans are priced at the fair market value on the date of grant and prior to January 1, 2006 generally vested in equal monthly installments over a three-year period; options granted subsequent to January 1, 2006 generally vest ratably over a one-year period. Beginning in 2007, performance based options have also been granted. Certain options granted to members of InsWeb’s Board of Directors vest immediately.

Prior to January 1, 2006, options expired ten years from the date of grant; options granted subsequent to January 1, 2006 expire five years from the date of grant.

Options outstanding and currently exercisable by exercise price at December 31, 2008 are as follows:

	Options Outstanding		Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Number Outstanding	Weighted Average Exercise Price
(in thousands, except contractual life and exercise price amounts)
$1.40-$2.04	116	2.77	116	$2.02
$2.05-$2.05	226	2.70	200	$2.05
$2.30-$2.84	218	5.42	217	$2.74
$2.85-$3.40	185	5.29	185	$3.08
$3.41-$4.85	426	3.81	425	$3.87
$4.86-$6.30	284	3.38	284	$5.20
$6.31-$270.00	379	3.58	221	$22.19
	1,834	3.83	1,648	$5.97

InsWeb has an Employee Stock Purchase Plan (the “Purchase Plan”) under which eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month purchase period. During 2008, 2007 and 2006, 10,177, 7,861 and 8,246 shares respectively, were distributed to employees at prices ranging from $1.97 per share to $6.01 per share. The weighted average fair values of the 2008, 2007 and 2006 awards were $5.51, $2.44 and $2.26 per share, respectively. At December 31, 2008, InsWeb had 447,000 shares of its common stock reserved for future issuance under the Purchase Plan. The number of shares of common stock issuable under the 1999 Plan is increased by 50,000 shares each year until January 1, 2008 and 0 shares thereafter .

3.           Share-Based Payments (continued)

On January 1, 2006, InsWeb adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”) requiring it to recognize expense related to the fair value of its share-based compensation awards. InsWeb elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, share-based compensation expense for the year ended December 31, 2006 includes all share-based compensation awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). InsWeb recognizes compensation expense for stock option awards issued subsequent to January 1, 2006 on a straight-line basis over the requisite service period of the award. All options issued prior to January 1, 2006 were fully vested at the date of adoption of SFAS 123(R), and therefore, no compensation expense was recognized for these options for the years ended December 31, 2008, 2007 and 2006.

The following table sets forth the total share-based compensation expense resulting from stock options and the Purchase Plan included in InsWeb’s operating expenses in its condensed consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006

Sales and marketing	$170	$239	$126
Technology	59	92	32
General and administrative	411	783	273
Total share-based compensation expense	$640	$1,114	$431

The fair value of share-based awards granted pursuant to InsWeb’s stock option plans was estimated using the Black-Scholes model with the following assumptions for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

Expected term (in years)	3.44	3.00	3.68
Expected volatility	0.65	0.66	0.72
Risk-free interest rate	1.9%	4.8%	4.0%
Expected dividend	—	—	—
Weighted-average fair value at grant date	$5.05	$1.91	$1.17

The Black-Scholes model is also used to determine the fair value of the shares issued for the Purchase Plan for the years ended December 31, 2008, 2007 and 2006. In connection with the Purchase Plan, for 2008, 2007 and 2006, assumptions used for expected term (in years), volatility and risk-free interest rate were approximately 0.50, 0.66 and 0.4% for the year ended December 31, 2008 and 0.50, 0.50 and 4.0% for the years ended December 31, 2007 and 2006 respectively.

Expected term. The expected term represents the period that InsWeb’s share-based awards are expected to be outstanding. InsWeb’s expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior.

Expected volatility. InsWeb uses the trading history of its common stock in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Risk-free interest rate. InsWeb bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

Expected dividend. InsWeb has not declared dividends to date. Therefore, InsWeb uses a zero value for the expected dividend value factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

3.           Share-Based Payments (continued)

Estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. When estimating forfeitures, InsWeb considers historical voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Activity under all of InsWeb’s stock option plans is as follows:

(in thousands, except exercise price amounts)	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price

Balances, December 31, 2005	888	1,464	$6.98
Additional shares reserved	206	—	—
Granted	(652)	652	$2.19
Exercised	—	(29)	$2.39
Canceled/forfeited	164	(164)	$5.57
Balances, December 31, 2006	606	1,923	$5.88
Additional shares reserved	206	—	—
Granted	(552)	552	$3.98
Exercised	—	(460)	3.25
Canceled/forfeited	62	(62)	$3.81
Expiration of 1997 stock option plan on July 1, 2007	(322)
Balances, December 31, 2007	—	1,953	$5.70
Additional shares reserved	1,500	—	—
Granted	(326)	326	$10.94
Exercised	—	(308)	$3.13
Canceled/forfeited	137	(137)	$15.22
Balances, December 31, 2008	1,311	1,834	$6.35

The aggregate intrinsic values of options outstanding and exercisable at December 31, 2008 and 2007 were $109,000, and $9,071,000, respectively. Aggregate intrinsic value represents the total intrinsic value (the aggregate difference between the closing stock price of InsWeb’s common stock on December 31, 2008 and 2007 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on December 31, 2008 and 2007, respectively. The total intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 were $1,713,000, $1,903,000 and $15,000, respectively. The weighted-average remaining contractual terms of options outstanding and exercisable at December 31, 2008 and 2007 were 3.55 and 4.73 years, respectively.

As of December 31, 2008, there was $152,000 in unrecognized compensation cost for all stock options outstanding that were unvested. This amount is expected to be recognized over the weighted-average period of 2.6 years. InsWeb’s current practice is to issue new shares to satisfy share option exercises.

Cash received from stock option exercises and purchases under the Purchase Plan for December 31, 2008, 2007 and 2006 were $721,000, $1,517,000 and $88,000 respectively.

4.           Consolidated Financial Statement Details

Cash and cash equivalents

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2008	2007
Cash	$1,289	$2,407
Money market funds	2,006	1,343
Commercial paper	4,443	3,315
Government sponsored enterprises	1,500	3,712
	$9,238	$10,777

4.           Consolidated Financial Statement Details (continued)

InsWeb accounts for its short-term investments under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. InsWeb holds no short-term investments at December 31, 2008 and 2007.

At December 31, 2008, the contractual maturities of InsWeb’s investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

Prepaid expenses, related party receivable and other current assets

Prepaid expenses, related party receivable and other current assets consist of the following (in thousands):

	December 31,
	2008	2007
Prepaid insurance	$124	$139
Related party receivable	—	48
Other	587	409
	$711	$596

On December 27, 2007, $48,000 was paid by InsWeb to the respective governmental agencies on behalf of the Chairman and CEO to cover his portion of withholding taxes for exercises of non-qualified stock options. This amount was subsequently repaid by the Chairman and CEO to InsWeb in January 2008.

Non Current related party receivable

	December 31,
	2008	2007
Related party receivable	$304	$—
	$304	$—

As of December 31, 2008, related party receivable relates to promissory notes totaling $300,000 received from three non-officer employees of InsWeb in exchange for cash.  These notes are unsecured loans with a per annum rate of 2.42%.  Principal and interest are payable in full on or before July, 2011.

Property and equipment

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2008	2007
Computer and office equipment	$909	$819
Furniture and fixtures	450	450
Leasehold improvements	687	687
Software	621	575
	2,667	2,531
Less accumulated depreciation	(2,418)	(2,274)
	$249	$257

Depreciation expense was $169,000, $152,000, and $210,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

4.           Consolidated Financial Statement Details (continued)

Other assets

Other assets consist of the following (in thousands):

	December 31,
	2008	2007
Deposits for operating leases	$75	$75
Intangible assets	195	—
Other	59	—
	$329	$75

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007

Accrued employee compensation	$481	$402
Deferred rent	262	374
Accrued lease obligations	—	248
Other	271	402
	$1,014	$1,426

5.           Commitments and Contingencies

Leases

InsWeb leases its current office facilities under non-cancelable operating leases, which expire at various dates through April 2011, including a 10-year lease agreement through April 2011 for office space in the Sacramento area which houses its corporate headquarters. InsWeb has an option to extend the lease at the end of the lease term, and has the right of first refusal on other office space in the complex.

Net contractual lease commitments as of December 31, 2008 are summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2009	1,078	(110)	968
2010	1,078	(120)	958
2011	359	(20)	339
Thereafter	—	—	—
	$2,515	$(250)	$2,265

Rent expense for the years ended December 31, 2008, 2007, and 2006 was $785,000, $916,000, and $1,010,000 (net of sublease rental income of $1,814,000, $2,167,000, and $2,030,000), respectively.

5.           Commitments and Contingencies (continued)

Securities Class Action

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than
300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. While the District Court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Because of the significant technical barriers presented by the Court’s decision, the parties withdrew the proposed settlement and the plaintiffs filed an amended complaint.  In September 2008, all of the parties to the IPO litigation agreed in principle to a revised settlement, subject to preparation of formal documentation. As with the earlier settlement proposal, the revised settlement proposal does not require InsWeb to contribute any cash. There is no assurance that the new settlement will be finalized, and then approved. If the settlement is not finalized and subsequently approved, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Actgroup of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but the plaintiff may appeal this order.  If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

5.           Commitments and Contingencies (continued)

Patent Litigation

On November 30, 2007, Autobytel, Inc.filed a complaint in the United States District Court for the Eastern District of Texas against InsWeb and three other defendants. The complaint alleges that InsWeb and the other defendants infringed U.S. Patent No. 6,282,517 (the “ ‘517 patent”), which appears to disclose a method and apparatus to allow a potential automobile purchaser to create and submit a purchase request for a new or used automobile over a computer network. The complaint contains generic allegations that InsWeb infringed the ‘517 patent by making, using, offering to sell and selling systems and/or methods that embody the invention claimed in the ‘517 patent and/or actively inducing and/or contributing to others’ infringement of such inventions. The complaint seeks unspecified monetary damages and injunctive relief. On February 25, 2008, InsWeb filed an answer and counterclaim denying infringement of the ‘517 patent and asserting invalidity of the patent and other affirmative defenses. The court set May 2, 2011 as the trial date.

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

6.           Income Taxes

InsWeb’s provision (benefit) for income taxes was ($44,000),  $45,000 and $0 for the years ended December 31, 2008, 2007 and 2006 respectively.

As of December 31, 2008, InsWeb had net operating loss carry forwards of approximately $190,000,000 for federal income tax purposes and $76,000,000 for state income tax purposes, respectively. The federal net operating loss carry forwards will begin to expire in the year 2011 and state net operating loss carry forwards will begin to expire in 2012. InsWeb’s ability to utilize a portion of its net operating loss carry forwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit, on an annual basis, InsWeb’s future use of its net operating loss carry forwards.

The components of the net deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2008	2007
Net operating loss carry forwards	$68,969	$67,590
Tax credit carry forwards	958	958
Accruals and allowances	93	210
Other	875	1,048
	70,895	69,806
Less valuation allowance	(70,895)	(69,806)
Net deferred tax asset	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, InsWeb has recorded a valuation allowance against its net deferred tax asset. The valuation allowance recorded for the years ended December 31, 2008 and 2006 increased by $1,089,000 and $1,413,000 respectively and decreased by

6.           Income Taxes (continued)

 $5,815,000 in 2007. Deferred tax assets relating to net operating loss carry forwards for federal and state purposes includes approximately $2,700,000 associated with stock compensation activity, for which subsequent realized tax benefits, if any, will be credited directly to equity in the future.

The difference between the income tax benefit at the federal statutory rate of 34% and InsWeb’s effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2008	2007	2006
Federal tax (benefit) at statutory rate	34%	34%	34%
Share based compensation	6%	(8)%	—%
Other	15%	2%	—%
Adjustment due to change in valuation allowance	(53)%	(26)%	(34)%
Provision for income taxes	2%	2%	0%

Effective January 1, 2007 InsWeb adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At January 1, 2008 and December 31, 2008, InsWeb had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively (none of which, if recognized, would favorably affect InsWeb’s effective tax rate). InsWeb does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at January 1	$300	$300
Increases (decrease) related to prior year tax positions	—	—
Increases related to current year tax positions	—	—
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—
Balance at December 31	$300	$300

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Statements of Operations. InsWeb, however, did not recognize any interest and penalty expense related to unrecognized tax benefits for the year ended December 31, 2008 and 2007.

InsWeb files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. InsWeb is subject to U.S. federal and state examination for the calendar tax years ending 1996 through 2008.

7.           Employee Benefit Plan

InsWeb has a defined contribution plan offered to all eligible employees, which is qualified under section 401(k) of the Internal Revenue Code. InsWeb will match 50% of the first 6% of elective contributions made by each qualifying employee. Each participant is 100% vested in elective contributions and is incrementally vested one-third at the end of each of three consecutive years of service in employer contributions. Employer contributions for the years ended December 31, 2008, 2007 and 2006 were $118,000, $92,000, and $119,000 respectively.

8.           Quarterly Financial Information (unaudited)

	Quarter ended
(amounts in thousands, except per share amounts)	Mar. 31	Jun. 30	Sept. 30	Dec. 31

Fiscal 2008:
Total revenues	$13,032	$8,809	$9,010	$6,646
Operating expenses	12,442	9,855	9,653	7,998
Income (loss) from operations	590	(1,046)	(643)	(1,352)
Other income	89	60	47	48
Provision (benefit) for income taxes	9	(9)	(44)	—
Net income (loss)	$670	$(977)	$(552)	$(1,304)

Net income (loss) per share
Basic	$0.14	$(0.21)	$(0.12)	$(0.27)
Diluted	$0.12	$(0.21)	$(0.12)	$(0.27)

Fiscal 2007:
Total revenues	$8,110	$8,129	$9,231	$7,728
Operating expenses	7,784	8,024	8,875	6,433
Income from operations	326	105	356	1,295
Other income	76	109	108	91
Provision for income taxes	—	—	—	45
Net income	$402	$214	$464	$1,341
Net income per share:
Basic	$0.10	$0.05	$0.10	$0.29
Diluted	$0.09	$0.04	$0.08	$0.23

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

(b)
Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

1.      pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of InsWeb;

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation using criteria established in Internal Control – Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(c)
Changes in internal control over financial reporting. There has been no change in InsWeb’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to affect, InsWeb’s internal control over financial reporting.

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

Item 10. Directors and Executive Officers and Corporate Governance.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Certain Relationships and Related Transactions, and Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this Form:

1.           Financial Statements:

2.           Financial Statement Schedules:

The following financial statement schedule of InsWeb Corporation for the years ended December 31, 2008, 2007 and 2006 is filed as part of this report and should be read in conjunction with the consolidated financial statements of InsWeb Corporation.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

INSWEB CORPORATION

By:	/s/ KIRAN RASARETNAM
Kiran Rasaretnam Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive Officer	March 31, 2009
Hussein A. Enan

/s/ KIRAN RASARETNAM	Chief Financial Officer (Principal Financial Officer)	March 31, 2009
Kiran Rasaretnam

/s/ STEVEN J. YASUDA	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2009
Steven J. Yasuda

/s/ JAMES M. CORROON	Vice Chairman of the Board	March 31, 2009
James M. Corroon

/s/ DENNIS H. CHOOKASZIAN	Director	March 31, 2009
Dennis H. Chookaszian

/s/ THOMAS W. ORR	Director	March 31, 2009
Thomas W. Orr

/s/ ROBERT A. PUCCINELLI	Director	March 31, 2009
Robert A. Puccinelli

INSWEB CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2008

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Bylaws of Registrant. (1)
4.1	Fourth Amended and Restated Investor Rights Agreement between Registrant and certain Stockholders of Registrant, dated as of January 24, 2001. (2)
10.1*	Form of Indemnification Agreement between Registrant and Registrant’s directors and officers. (1)
10.2*	Registrant’s 1997 Stock Option Plan. (1)
10.3*	Registrant’s 1999 Employee Stock Purchase Plan. (1)
10.11	Lease Agreement between Registrant and Oates/Allegheny Venture I, LLC, dated September 29, 2000. (3)
10.12	Third Amendment to Sublease Agreement between Registrant and Seven Networks, Inc., dated May 1, 2002. (4)
10.16*	InsWeb Corporation Executive Retention and Severance Plan Revised and Restated as of December 22, 2008. (5)
10.22† 10.23† 10.24†
InsWeb Services Agreement by and between Registrant and NetQuote, Inc., dated as of September 26, 2006. (8) Services Agreement between registrant and NetQuote, Inc. effective as of July 10, 2007.(9)
Services Agreement Amendment between registrant and NetQuote, Inc. effective as of May 1, 2008.(10)

14.1	Code of Business Conduct and Ethics. (6)
21.1	Subsidiaries of Registrant. (11)
23.1	Consent of Independent Registered Public Accounting Firm. (11)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (11)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (11)
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. (11)

(1)	Incorporated by reference to identically numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-78095), as amended (the “Form S-1”).
(2)	Incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K filed on February 8, 2002.
(3)	Incorporated by reference to Exhibit 10.23 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(4)	Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(5)	Filed contemporaneously with the Annual Report on Form 10-K for the year ended December 31, 2008.
(6)	Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(7)	Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(8)	Incorporated by reference to identically numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006.
(9)	Incorporated by reference to identically numbered exhibit to Registrant’s Quarterly report on Form 10-Q for the three months ended September 30, 2007.
(10)	Incorporated by reference to identically numbered exhibit to Registrant’s Quarterly report on Form 10-Q for the three months ended September 30, 2008.
(11)	Filed herewith.

†	Confidential treatment has been granted as to a portion of this Exhibit.
*	Constitutes a management contract or a compensatory plan or arrangement.

INSWEB CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2008, 2007 and 2006

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2008:
Allowance for doubtful accounts	$36,000			$(28,000)	$8,000
Year ended December 31, 2007:
Allowance for doubtful accounts	$12,000	$—	$24,000	$—	$36,000
Year ended December 31, 2006:
Allowance for doubtful accounts	$36,000	$—	$—	$(24,000)	$12,000