Form 10-Q
period 2009-05-12
INSWEB CORP
filed 2009-05-12
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2008), as reported on the Nasdaq Capital Market, was approximately $18,106,000. Registrant is a smaller reporting company as defined in Regulation S-K. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on April 30, 2009 were 4,791,394 shares.

FORM 10-Q
INSWEB CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$4,059	$9,238
Short-term investments	1,998	—
Accounts receivable, net	3,483	1,450
Prepaid expenses and other current assets	544	711
Restricted cash	2,229	—
Total current assets	12,313	11,399
Related party receivable	306	304
Property and equipment, net	213	249
Other assets	301	329
Total assets	$13,133	$12,281

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,364	$2,138
Accrued expenses	1,033	1,014
Deferred revenue	422	437
Total current liabilities	4,819	3,589

Commitments and contingencies

Stockholders’ equity:
Common stock	8	8
Paid-in capital	206,843	206,719
Treasury stock	(6,334)	(6,334)
Unrealized gain on available-for-sale securities	1	1
Accumulated deficit	(192,204)	(191,702)
Total stockholders’ equity	8,314	8,692
Total liabilities and stockholders’ equity	$13,133	$12,281

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Transaction fees	$9,484	$12,971
Other	42	61
Total revenues	9,526	13,032

Operating expenses:
Direct marketing	6,545	9,305
Sales and marketing	1,770	1,295
Technology	958	816
General and administrative	803	1,026
Total operating expenses	10,076	12,442
Income (loss) from operations	(550)	590
Interest income	14	89

Income (loss) before income taxes	(536)	679

Provision for (benefit from) income taxes	(35)	9

Net income (loss)	$(501)	$670

Net income (loss) per share:
Basic	$(0.10)	$0.14
Diluted	$(0.10)	$0.12

Weighted-average shares used in computing per share amounts
Basic	4,787	4,641
Diluted	4,787	5,783

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(501)	$670
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Share-based compensation	101	334
Depreciation and amortization	47	34
Related party receivable	(2)	—
Net changes in operating assets and liabilities:
Accounts receivable	(2,033)	(1,120)
Prepaid expenses and other current assets	167	228
Other assets	17	—
Accounts payable	1,226	800
Accrued expenses	19	217
Deferred revenue	(15)	(17)
Net cash provided (used) by operating activities	(974)	1,146

Cash flows from investing activities:
Change in restricted cash	(2,229)	—
Purchases of short-term investments	(1,998)	—
Purchases of property and equipment	—	(68)
Net cash used in investing activities	(4,227)	(68)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	22	306
Net cash provided by financing activities	22	306
Net increase (decrease) in cash and cash equivalents	(5,179)	1,384
Cash and cash equivalents, beginning of period	9,238	10,777
Cash and cash equivalents, end of period	$4,059	$12,161

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

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, uncertain economic conditions which could result in lower growth rates, the changing nature of the electronic commerce industry, variations in the availability and cost of acquiring consumer traffic, unpredictability of future revenues, reliance on key customers —insurance carriers, agents and other providers – who are themselves subject to volatility in their operating cycles, and reliance on a third party intermediaries who provide leads to local insurance agents on InsWeb’s behalf. These risks and uncertainties, among others, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. In light of InsWeb’s ongoing modifications to its business model to better capitalize on its position as a leading insurance portal, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, there is no assurance that InsWeb will be able to attain or sustain profitability.

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. (“InsWeb” or the “Company”). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The Company believes the disclosures in its notes to the condensed consolidated financial statements are adequate to make the information presented not misleading.

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

3. Share-Based Payments

InsWeb maintains a stock option plan and an employee stock purchase plan. The following table sets forth the total share-based compensation expense relating to these plans included in InsWeb’s operating expenses in its condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008

Technology	$5	$54
Sales and marketing	28	94
General and administrative	68	186
	$101	$334

4. Concentration of Risk — Significant Customers

For the three months ended March 31, 2009, two customers accounted for 10% and 10% of total revenues, respectively. For the three months ended March 31, 2008, four customers accounted for 17%, 16%, 10%, and 10% of total revenues, respectively. At March 31, 2009, three customers accounted for 17%, 16%, and 10% of accounts receivable, respectively. At December 31, 2008, one customer accounted for 17% of accounts receivable.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.  Fair Value Measurements

The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157) for its financial assets and liabilities effective January1, 2008, and has adopted SFAS 157 for nonfinancial assets and liabilities on January 1, 2009. The two-step adoption is in accordance with Financial Accounting Standards Board Staff Position (FSP FAS 157-2), which allows for the delay of the effective date of SFAS 157 for nonfinancial assets and liabilities. There was no impact for adoption of SFAS 157 and FSP FAS 157-2 to InsWeb’s consolidated financial statements.

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

    Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Mar 31,
	2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,002	$2,002	$—	$—
Short-term investments	$1,998	$1,998	$—	$—
Restricted cash	$2,229	$2,229	$—	$—
Total	$6,229	$6,229	$—	$—

    Cash equivalents, short-term investments and restricted cash include U.S. treasury bills, money market funds and commercial paper from corporations whose credit ratings are P-1 by Moody’s or A-1 by Standard & Poor’s. For these securities, the Company uses quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments.

6. Related Party Receivables

As of March 31, 2009, related party receivables relate to promissory notes totaling $300,000 received from three non-officer employees of InsWeb in exchange for cash and the related interest accrued on these notes.  These notes are unsecured loans with a per annum rate of 2.42%.  Principal and interest are payable in full on or before July, 2011.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Prepaid software licenses	$191	$293
Tax related assets	68	120
Prepaid insurance	53	124
Prepaid rent and current portion of lease deposits	96	93
Other prepaid and current assets	136	81
	$544	$711

8. Restricted Cash

As of March 31, 2009, restricted cash consists of $2.2 million in short term investments relating to cash restricted for the use as collateral to obtain a commercial credit line. The collateral value of the securities account should be no less than $2.0 million, based upon the net margin percentage of the investment portfolio holdings. The collateral value may become unrestricted, upon notification from InsWeb to the issuing bank.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Amounts due to fee sharing partners	$364	$271
Deferred rent	234	262
Accrued employee compensation	435	481
	$1,033	$1,014

10. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (in thousands):

	Three months ended March 31,
	2009	2008

Net income (loss)	$(501)	$670
Other comprehensive income - change in unrealized gain on investments	1	2
Comprehensive income (loss)	$(500)	$672

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options had been exercised. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, for the three months ended March 31, 2009, as their effect would be anti-dilutive.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income per share of common stock:

	Three months ended March 31,
(In thousands, except per share amounts)	2009	2008

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common stockholders	$(501)	$670

Denominator for net income (loss) per share:
Basic—weighted average shares of common stock outstanding	4,787	4,641
Dilutive effect of employee stock options	—	1,142
Diluted	4,787	5,783

Net income (loss) per share:
Basic—as reported	$(0.10)	$0.14
Diluted—as reported	$(0.10)	$0.12

As a result of our net loss for the three months ended March 31, 2009, certain stock awards have been excluded from the diluted loss per share calculation as their inclusion would have been anti-dilutive. Had InsWeb reported net income for this period, an additional 55,000 shares of common stock would have been included in the number of shares used to calculate diluted earnings per share for the three months ended March 31, 2009.

Options to purchase 2.1 million shares of common stock were excluded from the computation of diluted shares for the three months ended March 31, 2009, as their inclusion would have been anti-dilutive. For the three months ended March 31, 2009, the weighted-average exercise price of these shares was $5.19 per share.

12. Commitments and Contingencies

Leases

InsWeb has a non-cancelable 10-year operating lease agreement through April 2011 for office space in the Sacramento area which houses its corporate headquarters. InsWeb has an option to extend the lease at the end of the lease term, and has the right of first refusal on other office space in the complex.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. Commitments and Contingencies (continued)

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

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Actgroup of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. Commitments and Contingencies (continued)

defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but the plaintiff has appealled this order.  If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Patent Litigation Settlements

On November 30, 2007, Autobytel, Inc.filed a complaint in the United States District Court for the Eastern District of Texas against InsWeb and three other defendants (“Autobytel Patent Litigation”). The complaint alleged that InsWeb and the other defendants infringed U.S. Patent No. 6,282,517 (the “ ‘517 patent”), which appears to disclose a method and apparatus to allow a potential automobile purchaser to create and submit a purchase request for a new or used automobile over a computer network. The complaint contained generic allegations that InsWeb infringed the ‘517 patent by making, using, offering to sell and selling systems and/or methods that embody the invention claimed in the ‘517 patent and/or actively inducing and/or contributing to others’ infringement of such inventions. The complaint sought unspecified monetary damages and injunctive relief.

On March 11, 2008, InsWeb filed a complaint in the United States District Court for the Southern District of California against Autobytel, Inc., Autobytel I Corporation (formerly known as AVV, Inc.) and Dominion Enterprises (“InsWeb Patent Litigation”). InsWeb filed an amended complaint on July 3, 2008 adding OneCommand, Inc. as a defendant.The amended complaint alleges that the defendants have infringed InsWeb’s U.S. Patent No. 6,898,597, which relates to an event logging system that monitors for the occurrence of predefined website usage events. Defendant Autobytel, through its wholly-owned subsidiary AVV, marketed and sold a product known as WebControl that embodies the invention claimed in the ‘597 patent. In January 2008, Autobytel sold AVV, including the WebControl product, to Dominion Enterprises. Autobytel also owned an asset named Retention Performance Marketing (RPM) that embodied the invention claimed in InsWeb’s patent. Autobytel sold the RPM asset to OneCommand in July 2007. The amended complaint also added Internet Brands, Inc., Leadpoint, Inc., and Auto Internet Marketing, Inc. as co-plaintiffs with InsWeb following InsWeb’s assignment of a partial interest in the ‘597 patent to these companies.

On April 23, 2009 InsWeb announced that it entered into a settlement agreement with Autobytel settling and dismissing with prejudice the Autobytel Patent Litigation and the InsWeb Patent Litigation. Under the settlement terms, Autobytel granted to Insweb, Internet Brands and Leadpoint, and Insweb, Internet Brands and Leadpoint each granted to Autobytel, a non-exclusive perpetual license to their respective patents, as well as long-term covenants not to sue any of the parties for infringement of current or future patents, and mutual releases of claims. In addition, InsWeb and Autobytel entered into a Content License Agreement pursuant to which Autobytel will receive specific auto insurance editorial content, data and interactive tools from InsWeb. The content and tools will contain links to one of InsWeb’s insurance websites, and Autobytel and InsWeb will share the revenue associated with consumer activity generated by the links. All claims against Dominion, OneCommand and RPM were also dismissed with prejudice, with Internet Brands, Leadpoint, and InsWeb each providing Dominion, OneCommand and RPM covenants not to sue for infringement of the InsWeb ‘597 Patent, and Dominion, OneCommand and RPM each granting to InsWeb, Internet Brands and Leadpoint, and InsWeb, Internet Brands and Leadpoint each granting to Dominion, OneCommand and RPM long-term mutual releases of claims.

13. Subsequent Event

As noted above, on April 23, 2009 InsWeb announced the concurrent settlement of the Autobytel Patent Litigation and the InsWeb Patent Litigation.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, fluctuations in revenues, anticipated and unanticipated losses, the unpredictability of consumer shopping and/or buying behavior, especially on the internet, potential increases in advertising and marketing costs on the internet, the rate of participation by insurance companies and agents, reliance on key customers, who are themselves subject to volatility in their operating cycles, reliance on a third party intermediary who provides leads to local insurance agents on InsWeb’s behalf, competition,risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, litigation in which InsWeb is a party, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2008 and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

InsWeb (the “Company,” “InsWeb,” “we,” “us,” or “our”) operates an online insurance marketplace that electronically matches consumers and providers of automobile, homeowners and term life insurance. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies, agents and insurance providers to develop an integrated online marketplace.

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

For term life insurance, the majority of our revenues prior to April 2007 consisted of commissions earned by our insurance agency subsidiary, InsWeb Insurance Services, Inc., upon the sale of a term life insurance policy. We discontinued the term life agency operation in April 2007 but continued to earn commissions throughout 2007 (in decreasing amounts) on a limited number of policies written prior to the discontinuation of the agency operations. Beginning in 2008, substantially all of our term life insurance were being generated by the sale of leads to third parties and to local agents.

Beginning in 2008, InsWeb began generating both subscription and display advertising from sales of advertising on its Agent Directory pages. These pages display listings of several insurance companies and not more than eight local agents for the consumer to contact.

For a variety of other insurance products, including renters and health insurance, we are paid a fee for the click through of a consumer from our website to a third party’s website.

We have focused our efforts on automobile insurance, which accounted for approximately 84% of our transaction revenues in 2008 and 2007. For the three month period ending March 31, 2009 automobile insurance accounted for 84% of our transaction revenues.  For the comparable three month period in 2008, automobile insurance accounted for approximately 86% of transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

Results of Operations

    The following financial highlights and key metrics are provided as a resource for our investors

	Three months Ended
	March 31,	March 31,
	2009	2008
Revenues:
Auto	$7,986,000	$11,197,000
Property	$895,000	$931,000
Term Life	$449,000	$485,000
Agent Directory	$111,000	$351,000
All other	$43,000	$7,000
Total transaction fees	$9,484,000	$12,971,000

Direct Marketing Costs:	$6,545,000	$9,305,000

Direct Marketing Costs as a percent of Revenues:	69%	71%

Cash, Cash Equivalents, Short term Investments and Restricted Cash :	$8,286,000	$12,161,000
Account Receivable:	$3,483,000	$3,548,000
Day Sales Outstanding (DSO):	23	21
Staffing:	89	72

Transaction Fees. Automobile insurance transaction fees (consisting of lead fees and click through fees) decreased to $8.0 million for the three months ended March 31, 2009, from $11.2 million for the comparable period in 2008. The decrease in transaction fees was primarily attributable to a decrease in revenue per auto consumer to $2.75 from $3.91 for the comparable period in 2008. The decrease in revenue per consumer is a direct result of more consumers being acquired through other lead aggregators.  Consumers acquired through other aggregators generate less revenue since we are only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators.

Property insurance transaction fees (consisting primarily of lead fees) remained level at $0.9 million for the three months ended March 31, 2008 and 2009.

Term life insurance transaction fees (consisting primarily of lead fees) decreased to $0.4 million for the three months ended March 31, 2009, from $0.5 million for the comparable period in 2008.

Agent directory revenues (consisting primarily of subscription revenue) decreased to $0.1 million for the three months ended March 31, 2009, from $0.4 million for the comparable period in 2008.  This was due primarily to lower advertising revenues (revenues generated by selling banner ads on the directory, as opposed to revenues generated by agents subscribing).

Operating Expenses

	Three months ended March 31,		Percentage change from
(in thousands, except percentages)	2009	2008	prior period

Operating expenses:
Direct marketing	$6,545	$9,305	(30	) %
Sales and marketing	1,770	1,295	37%
Technology	958	816	17%
General and administrative	803	1,026	(22	) %

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

Direct marketing expenses for the three months ending March 31, 2009 decreased to $6.5 million from $9.3 million in the comparable period in 2008. Direct marketing expense as a percent of total revenues was 69% for the three months ended March 31, 2009, compared to 71% for the comparable period in 2008. Direct marketing expenses per consumer were $1.60 for the three months ended March 31, 2009, a decrease from $2.47 for the comparable period in 2008. This decrease can be attributed to more consumers being acquired through other aggregators.  We incur marketing costs for these aggregators through revenue-sharing arrangements. As mentioned earlier, consumers acquired through other aggregators generate less revenue per consumer.  Since we are now acquiring more consumers through other aggregators, this results in lower marketing expenses per consumer.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our sales and marketing personnel. Sales and marketing expenses increased to $1.8 million for the three months ended March 31, 2009, from $1.3 million for the comparable period in 2008. The increase was primarily due to an increase in headcount related and consulting expenses. Sales and marketing expenses for the remainder of 2009 are expected to remain consistent with current spending levels.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with our technology initiatives. Technology expenses increased to $1.0 million for the three months ended March 31, 2009, from $0.8 million for the comparable period in 2008. The increase was primarily due to an increase in headcount related expenses and software licenses. Technology expenses for the remainder of 2009 are expected to remain consistent with current spending levels.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $0.8 million for the three months ended March 31, 2009, compared to $1.0 million for the comparable period in 2008. The decrease was primarily due to a decrease in share-based compensation expense. General and administrative expenses are expected to remain consistent with current spending levels for the remainder of 2009.

Income Taxes.

The benefit from income taxes was $35,000 for the three months ended March 31, 2009, compared to a provision for income taxes of $9,000 for the three months ended March 31, 2008.

Interest Income

Interest income was $14,000 for the three months ended March 31, 2009, a decrease from $89,000 for the comparable period in 2008 relating to the decrease in InsWeb’s cash and investment balances. Interest income represents interest earned on InsWeb’s investment securities.

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

Contingencies. As discussed in Part I, Item 1, “Financial Statements — Note 12 — Commitments and Contingencies.”Notes to Consolidated Financial Statements of this report, InsWeb is a defendant in: i) a class action lawsuit that alleges InsWeb violated certain federal securities laws at the time of its initial public offering; and ii) a securities lawsuit alleging certain officers and directors and significant shareholders violated the short swing trading prohibition of Section 16(b) of the Securities Exchange Act.  InsWeb cannot accurately predict the ultimate outcome of these matters at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in any of these actions. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Share-Based Compensation. InsWeb accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Under the provisions of Statement 123(R), share-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model. The BSM model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Generally, compensation cost is recognized over the requisite service period. However, to the extent performance conditions affect the vesting of an award; compensation cost will be recognized only if the performance condition is satisfied. Compensation cost will not be recognized, and any previously recognized compensation cost will be reversed, if the performance condition is not satisfied.

Critical Accounting Policies (continued)

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

InsWeb has unrecognized tax benefits of approximately $0.3 million (none of which, if recognized, would favorably affect InsWeb’s effective tax rate). InsWeb does not believe there will be material changes in its unrecognized tax positions over the next twelve months.

As of December 31, 2008, InsWeb had net operating loss carry forwards of approximately $190 million for federal income tax purposes and $76 million for state income tax purposes, respectively. The federal net operating loss carry forwards will begin to expire in the year 2011 and state net operating loss carry forwards will begin to expire in 2012. InsWeb’s ability to utilize a portion of its net operating loss carry forwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit, on an annual basis, InsWeb’s future use of its net operating loss carry forwards.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Cash provided (used) by operating activities	$(974)	$1,146
Cash used in investing activities	(4,227)	(68)
Cash provided by financing activities	22	306

At March 31, 2009, InsWeb’s principal source of liquidity was $4.1 million in cash and cash equivalents. Since inception, we have financed our operations primarily through the sale of preferred and common stock.

For the three months ended March 31, 2009, net cash used by operating activities primarily consisted of our net loss adjusted for non-cash share-based compensation of $0.1 million and depreciation and amortization of property, equipment and intangible assets of $47,000.  An increase in accounts receivable of $2.0 million decreased cash provided by operations, but was partially offset by an increase in accounts payable of $1.2 million and a decrease in prepaid expenses and other assets of $0.2 million. For the comparable three month period ended March 31, 2008, net cash provided by operating activities primarily consisted of our net income adjusted for non-cash share-based compensation of $0.3 million and depreciation and amortization of property and equipment of $34,000.  An increase in accounts receivable of $1.1 million decreased cash provided by operations, but was largely offset by an increase in accounts payable and accrued expenses of $1.0 million. The increase in accounts receivable was primarily the result of higher first quarter of 2008 revenues than the preceding 2007 fourth quarter revenues.

For the three months ended March 31, 2009 net cash used in investing activities was $4.2 million representing $2.0 million relating to purchases of short term investments and $2.2 million relating to cash restricted for the use as collateral to obtain a commercial credit line.  InsWeb uses this commercial credit line for many of its larger, recurring accounts payable, and we will earn a cash rebate of approximately 50-95 basis points, dependent upon the purchase volume during the 2009 calendar year.  For the comparable three month period ending March 31, 2008, net cash used in investing activities was $68,000, representing purchases of property and equipment.

For the three months ended March 31, 2009 and 2008, net cash provided by financing activities was $22,000 and $0.3 million respectively, and was primarily attributable to proceeds from employee stock plans.

We have a non-cancelable 10-year operating lease agreement through April 2011 for office space in the Sacramento area which currently houses our corporate headquarters. We have options to extend the lease at the end of the lease term, and have the right of first refusal on other office space in the complex.

Aggregate contractual cash obligations, net of contractual sublease income, as of March 31, 2009 is summarized as follows (in thousands):

	Gross lease commitments	Sublease income	Net lease commitment
Nine months ending December 31, 2009	$809	$(50)	$759
Year ending December 31, 2010	1,078	(15)	1,063
Year ending December 31, 2011	359	—	359
Thereafter	—	—	—
	$2,246	$(65)	$2,181

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

There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission.

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

(b)
There has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

See Part I, Item 1, “Financial Statements — Note 12 — Commitments and Contingencies.”

ITEM 1A.	RISK FACTORS.

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission. There have been no material changes to the risk factors as so disclosed.

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

Dated: May 12, 2009	INSWEB CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Accounting Officer

EXHIBIT 31.1

INSWEB CORPORATION

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Hussein A. Enan, Chairman and Chief Executive Officer of InsWeb Corporation, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of InsWeb Corporation;

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the registrant and we have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ HUSSEIN A. ENAN
Dated: May12, 2009	Hussein A. Enan
Chairman and Chief Executive Officer

EXHIBIT 31.2

INSWEB CORPORATION

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kiran Rasaretnam, Chief Financial Officer of InsWeb Corporation, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of InsWeb Corporation;

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the registrant and we have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ KIRAN RASARETNAM
Dated: May12, 2009	Kiran Rasaretnam
Chief Financial Officer

EXHIBIT 32

INSWEB CORPORATION

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of InsWeb Corporation (the “Company”) on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to InsWeb Corporation, and will be retained by InsWeb Corporation and furnished to the Securities Exchange Commission or its staff upon request.

/s/ HUSSEIN A. ENAN
Hussein A. Enan
Chairman and Chief Executive Officer
Dated: May 12, 2009

/s/ KIRAN RASARETNAM
Kiran Rasaretnam
Chief Financial Officer
Dated : May 12, 2009