Form 10-Q
period 2009-08-11
INSWEB CORP
filed 2009-08-11
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2009), as reported on the Nasdaq Capital Market, was approximately $6,945,000. Registrant is a smaller reporting company as defined in Regulation S-K. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 31, 2009 were 4,802,566 shares.

FORM 10-Q
INSWEB CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$5,772	$9,238
Accounts receivable, net	1,977	1,450
Prepaid expenses and other current assets	453	711
Restricted cash	2,105	—
Total current assets	10,307	11,399
Related party receivables	307	304
Property and equipment, net	179	249
Other assets	269	329
Total assets	$11,062	$12,281

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,064	$2,138
Accrued expenses	769	1,014
Deferred revenue	465	437
Total current liabilities	3,298	3,589

Commitments and contingencies

Stockholders’ equity:
Common stock	8	8
Paid-in capital	206,889	206,719
Treasury stock	(6,334)	(6,334)
Unrealized gain on available-for-sale securities	—	1
Accumulated deficit	(192,799)	(191,702)
Total stockholders’ equity	7,764	8,692
Total liabilities and stockholders’ equity	$11,062	$12,281

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Transaction fees	$7,941	$8,751	$17,425	$21,722
Other	42	58	84	119
Total revenues	7,983	8,809	17,509	21,841

Operating expenses:
Direct marketing	5,334	6,238	11,879	15,543
Sales and marketing	1,671	1,433	3,441	2,728
Technology	901	811	1,859	1,627
General and administrative	643	1,373	1,446	2,399
Total operating expenses	8,549	9,855	18,625	22,297
Income from operations	(566)	(1,046)	(1,116)	(456)
Interest income	6	60	20	149

Loss before income taxes	(560)	(986)	(1,096)	(307)

Income tax provision (benefit)	35	(9)	—	—

Net loss	$(595)	$(977)	$(1,096)	$(307)

Net income (loss) per share:
Basic	$(0.12)	$(0.21)	$(0.23)	$(0.07)
Diluted	$(0.12)	$(0.21)	$(0.23)	$(0.07)

Weighted-average shares used in computing per share amounts
Basic and diluted	4,791	4,689	4,789	4,665

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,096)	$(307)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Share-based compensation	148	412
Depreciation and amortization	95	74
Related party receivables	(3)	—
Net changes in operating assets and liabilities:
Accounts receivable	(527)	69
Prepaid expenses and other current assets	258	126
Other assets	35	—
Accounts payable	(74)	170
Accrued expenses	(245)	168
Deferred revenue	28	(7)
Net cash provided (used) by operating activities	(1,381)	705

Cash flows from investing activities:
Change in restricted cash	(2,105)	—
Purchases of intangible assets	—	(225)
Purchases of property and equipment	(3)	(80)
Net cash used in investing activities	(2,108)	(305)

Cash flows from financing activities:
Settlement of equity awards	—	(850)
Proceeds from issuance of common stock through stock plans	23	347
Net cash provided (used) by financing activities	23	(503)
Net decrease in cash and cash equivalents	(3,466)	(103)
Cash and cash equivalents, beginning of period	9,238	10,777
Cash and cash equivalents, end of period	$5,772	$10,674

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

For the automobile and homeowners insurance products, InsWeb’s principal source of revenues is transaction fees from participating insurance providers. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues when a qualified lead is delivered to a participating insurance provider or local agent. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, InsWeb will be paid a fee for that consumer link or click-through.

For term life insurance, the majority of InsWeb’s revenues prior to April 2007 consisted of commissions earned by InsWeb’s insurance agency subsidiary, InsWeb Insurance Services, Inc., upon the sale of a term life insurance policy. InsWeb discontinued the term life agency operation in April 2007 but continued to earn commissions throughout 2007 (in decreasing amounts) on a limited number of policies written prior to the discontinuation of the agency operations. Beginning in 2008, substantially all of InsWeb’s term life insurance revenues were being generated by the sale of leads to third parties and to local agents.

Beginning in 2008, InsWeb began generating both subscription and display advertising revenues from sales of advertising on its Agent Directory pages. These pages display listings of insurance companies and local agents for the consumer to contact.

Beginning in 2009, InsWeb’s health and small business insurance revenues were being generated by the sale of leads to third parties or agents.

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

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008 and of cash flows for the six months ended June 30, 2009 and 2008. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any future period.

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), effective for interim or annual financial periods ending after June 15, 2009 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. InsWeb has evaluated subsequent events through the time of filing these financial statements on August 11, 2009.

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

             In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification does not change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Share-Based Payments

InsWeb maintains a stock option plan and an employee stock purchase plan. The following table sets forth the total share-based compensation expense relating to these plans included in InsWeb’s operating expenses in its condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Technology	$1	$1	$7	$55
Sales and marketing	17	37	45	131
General and administrative	28	40	96	226
	$46	$78	$148	$412

4. Concentration of Risk — Significant Customers

For the three months ended June 30, 2009, three customers each accounted for 10% of total revenues, respectively.  For the six months ended June 30, 2009, one customer accounted for 10% of total revenues. For the three and six months ended June 30, 2008, three customers accounted for 16%, 13% and 11%; and 17%, 15%, and 11% of total revenues, respectively.  At June 30, 2009, four customers accounted for 15%, 11%, 11%, and 10% of accounts receivable, respectively. At December 31, 2008, one customer accounted for 17% of accounts receivable.

5.  Fair Value Measurements

The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“Statement 157”) for its financial assets and liabilities effective January 1, 2008, and has adopted Statement 157 for nonfinancial assets and liabilities as of January 1, 2009. The two-step adoption is in accordance with Financial Accounting Standards Board Staff Position, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2), which allows for the delay of the effective date of Statement 157 for nonfinancial assets and liabilities. There was no impact relating to the adoption of Statement 157 and FSP FAS 157-2 to InsWeb’s consolidated financial statements.

Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

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

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Jun 30,
	2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,129	$2,129	$—	$—
Restricted cash	2,105	2,105
Total	$4,234	$4,234	$—	$—

Cash equivalents, short-term investments and restricted cash include U.S. treasury bills, money market funds and commercial paper from corporations whose credit ratings are P-1 by Moody’s or A-1 by Standard & Poor’s. For these securities, the Company uses quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments.

6. Related Party Receivables

As of June 30, 2009 and December 31, 2008, related party receivables relate to promissory notes totaling $300,000 from three non-officer employees of InsWeb in exchange for cash and the related interest accrued on these notes.  These notes are unsecured loans with a per annum rate of 2.42%.  Principal and interest are payable in full on or before July, 2011.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2009	December 31, 2008

Prepaid software licenses	$93	$293
Tax related assets	30	120
Prepaid insurance	137	124
Prepaid rent and current portion of lease deposits	94	93
Other prepaid and current assets	99	81
	$453	$711

8. Restricted Cash

As of June 30, 2009, restricted cash consists of $2.1 million in short-term investments used as collateral to obtain a commercial credit line. Pursuant to the agreement the collateral value of the securities account should be no less than $2.0 million, based upon the net margin percentage of the investment portfolio holdings. The collateral value may become unrestricted, upon notification from InsWeb to the issuing bank.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2009	December 31, 2008

Amounts due to fee sharing partners	$16	$271
Deferred rent	206	262
Accrued employee compensation	540	481
Other	7	—
	$769	$1,014

10. Comprehensive Loss

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net loss	$(595)	$(977)	$(1,096)	$(307)
Other comprehensive income (loss) - change in unrealized gain or loss on investments	—	—	—	—
Comprehensive loss	$(595)	$(977)	$(1,096)	$(307)

11. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted loss per share is a measure of the potential dilution that would occur if stock options had been exercised. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, for the three and six months ended June 30, 2009, as their effect would be anti-dilutive.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income per share of common stock:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(595)	$(977)	$(1,096)	$(307)

Denominator for net loss per share:
Basic—weighted average shares of common stock outstanding	4,791	4,689	4,789	4,665
Dilutive effect of employee stock options	—	—	—	—
Diluted	4,791	4,689	4,789	4,665

Net loss per share:
Basic and diluted —as reported	$(0.12)	$(0.21)	$(0.23)	$(0.07)

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As a result of our net loss for the three and six months ended June 30, 2009, certain stock awards have been excluded from the diluted loss per share calculation as their inclusion would have been anti-dilutive. Had InsWeb reported net income for this period, an additional 108,000 shares and 81,000 shares of common stock would have been included in the number of shares used to calculate diluted earnings per share for the three and six months ended June 30, 2009, respectively.

Options to purchase 2.0 million shares of common stock were excluded from the computation of diluted shares for the three and six months ended June 30, 2009, as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2009, the weighted-average exercise price of these shares was $5.19 per share.

12. Commitments and Contingencies

Leases

InsWeb has a non-cancelable 10-year operating lease agreement through April 2011 for office space in the Sacramento area which houses its corporate headquarters. InsWeb has an option to extend the lease at the end of the lease term, and has the right of first refusal on other office space in the complex.

Securities Class Action

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. While the District Court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Because of the significant technical barriers presented by the Court’s decision, the parties withdrew the proposed settlement and the plaintiffs filed an amended complaint. In September 2008, representatives of all of the parties to the IPO litigation agreed in principle to a revised settlement, subject to preparation of formal documentation. As

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. Commitments and Contingencies (continued)

with the earlier settlement proposal, the revised settlement proposal does not require InsWeb to contribute any cash. There is no assurance that the new settlement will be finalized, and then approved. If the settlement is not finalized and subsequently approved, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Actgroup of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but the plaintiff has appealed this order.  If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

On March 11, 2008, InsWeb filed a complaint in the United States District Court for the Southern District of California against Autobytel, Inc., Autobytel I Corporation (formerly known as AVV, Inc.) and Dominion Enterprises (“InsWeb Patent Litigation”). InsWeb filed an amended complaint on July 3, 2008 adding OneCommand, Inc. as a defendant.The amended complaint alleged that the defendants infringed InsWeb’s U.S. Patent No. 6,898,597, which relates to an event logging system that monitors for the occurrence of predefined website usage events. Defendant Autobytel, through its wholly-owned subsidiary AVV, marketed and sold a product known as WebControl that embodies the invention claimed in the ‘597 patent. In January 2008, Autobytel sold AVV, including the WebControl product, to Dominion Enterprises. Autobytel also owned an asset named Retention Performance Marketing (RPM) that embodied the invention claimed in InsWeb’s patent. Autobytel sold the RPM asset to OneCommand in July 2007. The amended complaint also added Internet Brands, Inc., Leadpoint, Inc., and Auto Internet Marketing, Inc. as co-plaintiffs with InsWeb following InsWeb’s assignment of a partial interest in the ‘597 patent to these companies.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. Commitments and Contingencies (continued)

Patent Litigation Settlements

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

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, fluctuations in revenues, anticipated and unanticipated losses, the unpredictability of consumer shopping and/or buying behavior, especially on the internet, potential increases in advertising and marketing costs on the internet, the rate of participation by insurance companies and agents, reliance on key customers, who are themselves subject to volatility in their operating cycles, reliance on  third party lead aggregators who provide leads to their networks of insurance providers on InsWeb’s behalf, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, litigation in which InsWeb is a party, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2008 and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

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

For the automobile and homeowners insurance products, our principal source of revenues is transaction fees from participating insurance providers. While quotes obtained through our online insurance marketplace are provided to consumers free of charge, we earn revenues when a qualified lead is delivered to a participating insurance provider or local agent. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, we will be paid a fee for that consumer link or click-through.

For term life insurance, the majority of our revenues prior to April 2007 consisted of commissions earned by our insurance agency subsidiary, InsWeb Insurance Services, Inc., upon the sale of a term life insurance policy. We discontinued the term life agency operation in April 2007 but continued to earn commissions throughout 2007 (in decreasing amounts) on a limited number of policies written prior to the discontinuation of the agency operations. Beginning in 2008, substantially all of our term life insurance revenues were being generated by the sale of leads to third parties and to local agents.

Beginning in 2008, InsWeb began generating both subscription and display advertising revenues from sales of advertising on its Agent Directory pages. These pages display listings of several insurance companies and not more than eight local agents for the consumer to contact.

Beginning in 2009, our health and small business insurance revenues were being generated by the sale of leads to third parties and to local agents.

We have focused our efforts on automobile insurance, which accounted for approximately 84% of our transaction revenues in 2008 and 2007. For the six month period ending June 30, 2009 automobile insurance accounted for 83% of our transaction revenues.  For the comparable six month period in 2008, automobile insurance accounted for approximately 85% of transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

Results of Operations

The following financial highlights and key metrics are provided as a resource for our investors

	Three months Ended		Six months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues (in thousands):
Auto	$6,554	$7,266	$14,540	$18,462
Property	860	1,015	1,755	1,947
Term life	359	360	808	845
Agent directory	123	105	234	456
All other	45	5	88	12
Total transaction fees	$7,941	$8,751	$17,425	$21,722

Direct marketing costs (in thousands):	$5,334	$6,238	$11,879	$15,543

Direct marketing costs as a percent of revenues:	67%	71%	68%	71%

Cash, cash equivalents, short term investments, and restricted cash (in thousands):	$7,877	$10,674	$7,877	$10,674
Account receivable (in thousands):	$1,977	$2,360	$1,977	$2,360
Day sales outstanding (DSO):	31	31	31	31
Staffing:	87	84	87	84

Transaction Fees. Automobile insurance transaction fees (consisting of lead fees and click through fees) decreased to $6.6 million and $14.5 million for the three and six months ended June 30, 2009, from $7.3 million and $18.5 million for the comparable periods in 2008. Revenue per consumer was $2.76 and $2.73 for the three and six months ended June 30, 2009, a decrease from $3.57 and $3.77 for the comparable periods in 2008. The decrease in revenue per consumer is a direct result of more consumers being acquired through other lead aggregators.  Consumers acquired through other aggregators generate less revenue since we are only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators.

Property insurance transaction fees (consisting primarily of lead fees) decreased to $0.9 million and $1.8 million for the three and six months ended June 30, 2009, from $1.0 million and $1.9 million for the comparable periods in 2008.

Term life insurance transaction fees (consisting primarily of lead fees) remained level at $0.4 million and $0.8 million for the three and six months ended June 30, 2008 and 2009.

Auto, property and term life transaction fees are expected to remain at current levels for the third quarter, but they are expected to decrease during our traditionally slower fourth quarter.

Agent directory revenues (consisting of subscription revenue and advertising revenues) remained level at $0.1 million for the three months ended June 30, 2009 and 2008 and decreased to $0.2 million for the six months ended June 30, 2009 from $0.5 million for the comparable period in 2008.  This decrease was due primarily to lower advertising revenues generated by selling banner ads on the directory site. Agent directory revenues are expected to remain at current levels for the remainder of 2009.

Operating Expenses

	Three months ended June 30,		Percentage change from
(in thousands, except percentages)	2009	2008	prior period

Operating expenses:
Direct marketing	$5,334	$6,238	(14)%
Sales and marketing	1,671	1,433	17%
Technology	901	811	11%
General and administrative	643	1,373	(53)%

	Six months ended June 30,		Percentage change from
(in thousands, except percentages)	2009	2008	prior period

Operating expenses:
Direct marketing	$11,879	$15,543	(24)%
Sales and marketing	3,441	2,728	26%
Technology	1,859	1,627	14%
General and administrative	1,446	2,399	(40)%

       Direct Marketing. Direct marketing expenses consist of advertising, promotions and fees incurred to drive consumer traffic to the InsWeb online marketplace. Our marketing strategy is designed to increase consumer traffic to our website and to drive awareness of our insurance products and services. We employ various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies and other online lead generators that use our network to complement their network of providers. Fees related to our online marketing are expensed in the period in which the consumer clicks through from a partner’s website to InsWeb’s website, or in some cases, when the consumer’s activity on the InsWeb website generates a lead to an insurance provider.

Direct marketing expenses for the three and six months ending June 30, 2009 decreased to $5.3 million and $11.9 million from $6.2 million and $15.5 million in the comparable periods in 2008. Direct marketing expense as a percent of total revenues was 67% and 68% for the three and six months ended June 30, 2009, compared to 71% for both comparable periods in 2008. Direct marketing expenses per consumer was $1.12 and $1.34 for the three and six months ended June 30, 2009, a decrease from $2.28 and $2.39 for the comparable periods in 2008. There has also been a significant increase in consumers being acquired through the agent directory program, with minimal costs associated with the acquisition. Excluding agent directory consumers, more consumers were acquired from other aggregators with whom we have revenue sharing arrangements. As a result, direct marketing expense per consumer fell to $1.92 and $1.97 for the three and six months ending June 30, 2009 from $2.71 and $2.82 for the comparable periods in 2008.  As mentioned earlier, consumers acquired through other aggregators generate less revenue per consumer. Direct marketing expenses are expected to remain at current levels for the third quarter, but  are expected to be lower during the traditionally slower fourth quarter.  Marketing costs per consumer are expected to remain at current levels for the remainder of 2009.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our sales and marketing personnel. Sales and marketing expenses increased to $1.7 million and $3.4 million for the three and six months ended June 30, 2009, from $1.4 million and $2.7 million for the comparable periods in 2008. The increase was primarily due to an increase in headcount related and consulting expenses. Sales and marketing expenses for the remainder of 2009 are expected to remain consistent with current spending levels.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with our technology initiatives. Technology expenses increased to $0.9 million and $1.9 million for the three and six months ended June 30, 2009, from $0.8 million and $1.6 million for the comparable periods in 2008. The increase was primarily due to an increase in headcount related expenses and software licenses. Technology expenses for the remainder of 2009 are expected to remain consistent with current spending levels.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $0.6 million and $1.4 million for the three and six months ended June 30, 2009, from $1.4 million and $2.4 million for the comparable periods in 2008. The decrease was primarily due to a decrease in legal costs associated with the patent litigation settlement in April 2009, a decrease in share-based compensation expense and recognition of severance related costs associated to the departure of the chief operating officer in June 2008. General and administrative expenses are expected to remain consistent with current spending levels for the remainder of 2009.

Income Taxes.

The provision for income taxes was $35,000 for the three months ended June 30, 2009, compared to a benefit from income taxes of $9,000 for the comparable period in 2008. No provision or benefit was recognized for the six months ended June 30, 2009 and for the comparable period in 2008.

Interest Income

Interest income was $6,000 and $20,000 for the three and six months ended June 30, 2009, a decrease from $60,000 and $149,000 for the comparable periods in 2008 relating to the decrease in InsWeb’s cash and investment balances and decrease in yield on InsWeb’s investment securities. Interest income represents interest earned on InsWeb’s investment securities.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Six months ended June 30,
	2009	2008
Cash provided (used) by operating activities	$(1,381)	$705
Cash used in investing activities	(2,108)	(305)
Cash provided (used) by financing activities	23	(503)

At June 30, 2009, InsWeb’s principal source of liquidity was $5.8 million in cash and cash equivalents. Since inception, we have financed our operations primarily through the sale of preferred and common stock.

For the six months ended June 30, 2009, net cash used by operating activities was $1.4 million, primarily consisting of our net loss adjusted for non-cash share-based compensation and depreciation and amortization of property, equipment and intangible assets of $0.9 million.  An increase in accounts receivable of $0.5 million and a decrease in accrued expenses and accounts payable of $0.3 million decreased cash provided by operations, but was partially offset by a decrease in prepaid expenses and other assets of $0.3 million and an increase in deferred revenue of $28,000.  For the comparable six month period ended June 30, 2008, net cash provided by operating activities was $0.7 million, primarily due to our net loss of $0.3 million as adjusted for non-cash share-based compensation of $0.4 million, depreciation and amortization of property, equipment and intangible assets of $74,000, a decrease in accounts receivable of $69,000, a decrease in prepaid expenses of $126,000, an increase in accounts payable of $170,000, and an increase in accrued expenses of $168,000.

For the six months ended June 30, 2009, net cash used in investing activities was $2.1 million relating to cash restricted for the use as collateral to obtain a commercial credit line.  InsWeb uses this commercial credit line for many of its larger, recurring accounts payable and will earn a cash rebate of approximately 50-95 basis points, dependent upon the purchase volume during the 2009 calendar year.  For the comparable six months ended June 30, 2008, net cash used in investing activities was $305,000, representing purchases of property, equipment and intangible assets.

For the six months ended June 30, 2009, net cash provided by financing activities was $23,000, and was primarily attributable to proceeds from our employee stock purchase plan. For the comparable six month period ended June 30, 2008, net cash used by financing activities was $0.5 million, consisting of $0.9 million used for a cash settlement of equity awards in connection with the departure of the president and COO in June, 2008, offset by proceeds from exercise of stock options and stock issued from our employee stock purchase plan of $0.4 million.

We have a non-cancelable 10-year operating lease agreement through April 2011 for office space in the Sacramento area which currently houses our corporate headquarters. We have options to extend the lease at the end of the lease term, and have the right of first refusal on other office space in the complex.

Aggregate contractual cash obligations, net of contractual sublease income, as of June 30, 2009 is summarized as follows (in thousands):

	Gross lease commitments	Sublease income	Net lease commitment
Six months ending December 31, 2009	$539	$(30)	$509
Year ending December 31, 2010	1,078	(17)	1,061
Year ending December 31, 2011	359	—	359
Thereafter	—	—	—
	$1,976	$(47)	$1,929

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

(b)
There has been no change in our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 11, 2009	INSWEB CORPORATION
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ HUSSEIN A. ENAN
Dated: August11, 2009	Hussein A. Enan
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ KIRAN RASARETNAM
Dated: August 11, 2009	Kiran Rasaretnam
Chief Financial Officer

EXHIBIT 32

INSWEB CORPORATION

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of InsWeb Corporation (the “Company”) on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ HUSSEIN A. ENAN
Hussein A. Enan
Chairman and Chief Executive Officer
Dated: August 11, 2009

/s/ KIRAN RASARETNAM
Kiran Rasaretnam
Chief Financial Officer
Dated : August 11, 2009