Form 10-Q
period 2009-11-10
INSWEB CORP
filed 2009-11-10
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 30, 2009 were 4,802,566 shares.

FORM 10-Q
INSWEB CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$5,836	$9,238
Accounts receivable, net	2,286	1,450
Prepaid expenses and other current assets	588	711
Restricted cash	2,105	—
Total current assets	10,815	11,399
Related party receivables	309	304
Property and equipment, net	144	249
Other assets	247	329
Total assets	$11,515	$12,281

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,850	$2,138
Accrued expenses	609	1,014
Deferred revenue	495	437
Total current liabilities	3,954	3,589

Commitments and contingencies

Stockholders’ equity:
Common stock	8	8
Paid-in capital	207,555	206,719
Treasury stock	(6,334)	(6,334)
Unrealized gain on available-for-sale securities	—	1
Accumulated deficit	(193,668)	(191,702)
Total stockholders’ equity	7,561	8,692
Total liabilities and stockholders’ equity	$11,515	$12,281

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Transaction fees	$8,907	$8,955	$26,332	$30,677
Other	42	55	126	174
Total revenues	8,949	9,010	26,458	30,851

Operating expenses:
Direct marketing	5,834	6,497	17,713	22,040
Sales and marketing	1,865	1,505	5,306	4,233
Technology	1,092	774	2,951	2,401
General and administrative	1,031	877	2,477	3,276
Total operating expenses	9,822	9,653	28,447	31,950
Loss from operations	(873)	(643)	(1,989)	(1,099)
Interest income	3	47	23	196

Loss before income taxes	(870)	(596)	(1,966)	(903)

Income tax benefit	—	44	—	44

Net loss	$(870)	$(552)	$(1,966)	$ (859)

Net loss per share:
Basic and diluted	$(0.18)	$(0.12)	$(0.41)	$(0.18)

Weighted-average shares used in computing per share amounts
Basic and diluted	4,799	4,703	4,793	4,677

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,966)	$(859)
Adjustments to reconcile net loss to net cash used by operating activities:
Share-based compensation	792	576
Depreciation and amortization	142	119
Interest income from on related party receivables	(5)	(2)
Net changes in operating assets and liabilities:
Accounts receivable	(836)	18
Prepaid expenses and other current assets	123	(356)
Other assets	46	—
Accounts payable	712	220
Accrued expenses	(405)	(319)
Deferred revenue	58	21
Net cash used by operating activities	(1,339)	(582)

Cash flows from investing activities:
Change in restricted cash	(2,105)	—
Purchases of property, equipment, and intangibles	(3)	(354)
Notes receivable from employees	—	(252)
Net cash used in investing activities	(2,108)	(606)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	45	386
Settlement of equity awards	—	(850)
Net cash provided (used) by financing activities	45	(464)
Net decrease in cash and cash equivalents	(3,402)	(1,652)
Cash and cash equivalents, beginning of period	9,238	10,777
Cash and cash equivalents, end of period	$5,836	$9,125

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

For the automobile and homeowners insurance products, InsWeb’s principal source of revenues is transaction fees from participating insurance providers. While quotes obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues when a qualified lead is delivered to a participating insurance provider or local agent. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, InsWeb will be paid a fee for that consumer link or click-through.  InsWeb also distributes leads to (and buys leads from) other lead aggregators/lead distributors, such as NetQuote.  In these situations, InsWeb receives a share of the revenues earned by these aggregators on leads we send them (and pays them a share of revenues we earn on leads we receive from them).

Beginning in 2008, substantially all of InsWeb’s term life insurance revenues are generated by the sale of leads to third parties and to local agents.

Also beginning in 2008, InsWeb began generating both subscription and display advertising revenues from sales of advertising on its Agent Directory pages. These pages display listings of insurance companies and local agents for the consumer to contact.

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

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008 and of cash flows for the nine months ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any future period.

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

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  InsWeb’s accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to InsWeb’s consolidated financial statements have been changed to refer to the appropriate section of ASC.

In April 2009, the FASB issued ASC 855, “Subsequent Events”, which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, this standard requires an entity to disclose the date through which subsequent events have been evaluated. InsWeb has evaluated subsequent events through the time of filing these financial statements on November 10, 2009.

Effective January 1, 2009, InsWeb adopted ASC 805, “Business Combinations”.  This requires recognition of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination, this pronouncement requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings.  The adoption of ASC 805 did not have any material impact on InsWeb’s consolidated financial statements.

In December 2007, the FASB issued ASC 810 to establish accounting and reporting standards for the controlling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of ASC 810 at the beginning of 2009 did not have any material impact to InsWeb’s consolidated financial statements.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Share-Based Payments

InsWeb maintains a stock option plan and an employee stock purchase plan. The following table sets forth the total share-based compensation expense relating to these plans included in InsWeb’s operating expenses in its condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Technology	$82	$2	$89	$57
Sales and marketing	160	21	205	152
General and administrative	402	141	498	367
	$644	$164	$792	$576

4. Concentration of Risk — Significant Customers

For the three months ended September 30, 2009, three customers accounted for 11%, 11%, and 12% of total revenues, respectively.  For the nine months ended September 30, 2009, two customers accounted for 10% each of total revenues. For the three and nine months ended September 30, 2008, three customers accounted for 15%, 14% and 10%; and 16%, 15%, and 11% of total revenues, respectively.  At September 30, 2009, three customers accounted for 16%, 15%, and 11% of accounts receivable, respectively. At December 31, 2008, one customer accounted for 17% of accounts receivable.

5.  Fair Value Measurements

InsWeb adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2008.  ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There was no impact relating to the adoption of ASC 820 to InsWeb’s consolidated financial statements.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

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

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	September 30,
	2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$128	$128	$—	$—
Restricted cash	2,105	2,105
Total	$2,233	$2,233	$—	$—

Cash equivalents and restricted cash include U.S. government obligations, money market funds and commercial paper from corporations whose credit ratings are P-1 by Moody’s or A-1 by Standard & Poor’s. For these securities, the Company uses quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments.

6. Related Party Receivables

As of September 30, 2009 and December 31, 2008, related party receivables relate to promissory notes totaling $300,000 from three non-officer employees of InsWeb in exchange for cash and the related interest accrued on these notes.  These notes are unsecured loans with a per annum rate of 2.42%.  Principal and interest are payable in full on or before July, 2011.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2009	December 31, 2008

Prepaid software licenses	$59	$293
Tax related assets	29	120
Prepaid insurance	205	124
Prepaid rent and current portion of lease deposits	96	93
Other	199	81
	$588	$711

8. Restricted Cash

As of September 30, 2009, restricted cash consists of $2.1 million in short-term investments used as collateral to obtain a commercial credit line. Pursuant to the agreement the collateral value of the securities account should be no less than $2.0 million, based upon the net margin percentage of the investment portfolio holdings. The collateral value may become unrestricted, upon notification from InsWeb to the issuing bank.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2009	December 31, 2008

Amounts due to direct marketing partners	$33	$271
Deferred rent	178	262
Accrued employee compensation	392	481
Other	6	—
	$609	$1,014

10. Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net loss	$(870)	$(552)	$(1,966)	$(859)
Other comprehensive loss - change in unrealized loss on investments	—	(1)	—	(2)
Comprehensive loss	$(870)	$(553)	$(1,966)	$(861)

11. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted loss per share is a measure of the potential dilution that would occur if stock options had been exercised. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, for the three and nine months ended September 30, 2009, as their effect would be anti-dilutive.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(870)	$(552)	$(1,966)	$(859)

Denominator for net loss per share:
Basic—weighted average shares of common stock outstanding	4,799	4,703	4,793	4,677
Dilutive effect of employee stock options	—	—	—	—
Diluted	4,799	4,703	4,793	4,677

Net loss per share:
Basic and diluted —as reported	$(0.18)	$(0.12)	$(0.41)	$(0.18)

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As a result of our net loss for the three and nine months ended September 30, 2009, certain stock awards have been excluded from the diluted loss per share calculation as their inclusion would have been anti-dilutive. Had InsWeb reported net income for this period, an additional 192,000 shares and 120,000 shares of common stock would have been included in the number of shares used to calculate diluted earnings per share for the three and nine months ended September 30, 2009, respectively.

Options to purchase 2.3 million shares of common stock were excluded from the computation of diluted shares for the three and nine months ended September 30, 2009, as their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2009, the weighted-average exercise price of these shares was $4.34 per share.

12. Commitments and Contingencies

Leases

InsWeb has a non-cancelable 10-year operating lease agreement through April 2011 for office space in the Sacramento area which houses its corporate headquarters. InsWeb has an option to extend the lease at the end of the lease term, and has the right of first refusal on other office space in the complex.

Securities Class Action

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. While the District Court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Because of the significant technical barriers presented by the Court’s decision, the parties withdrew the proposed settlement and the plaintiffs filed an amended complaint. Representatives of all of the parties to the IPO litigation agreed to a revised settlement, and this settlement was approved by the District Court on October 5, 2009. As

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. Commitments and Contingencies (continued)

with the earlier settlement proposal, the revised settlement proposal does not require InsWeb to contribute any cash. There is no assurance that the new settlement will be finalized, and then approved. If the settlement is not finalized and subsequently approved, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Actgroup of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but the plaintiff has appealed this order to the Ninth Circuit Court of Appeal.  If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

For the automobile and homeowners insurance products, our principal source of revenues is transaction fees from participating insurance providers. While quotes obtained through our online insurance marketplace are provided to consumers free of charge, we earn revenues when a qualified lead is delivered to a participating insurance provider or local agent. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, we will be paid a fee for that consumer link or click-through.  InsWeb also distributes leads to (and buys leads from) other lead aggregators/lead distributors, such as NetQuote.  In these situations, InsWeb receives a share of the revenues earned by these aggregators on leads we send them (and pays them a share of revenues we earn on leads we receive from them).

Beginning in 2008, substantially all of our term life insurance revenues are generated by the sale of leads to third parties and to local agents.

Also, beginning in 2008, InsWeb began generating both subscription and display advertising revenues from sales of advertising on its Agent Directory pages. These pages display listings of several insurance companies and not more than eight local agents for the consumer to contact.

Beginning in 2009, our health and small business insurance revenues were being generated by the sale of leads to third parties and to local agents.

We have focused our efforts on automobile insurance, which accounted for approximately 84% of our transaction revenues in 2008 and 2007. For the nine month period ending September 30, 2009 automobile insurance accounted for 83% of our transaction revenues.  For the comparable nine month period in 2008, automobile insurance accounted for approximately 85% of transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

Results of Operations

The following financial highlights and key metrics are provided as a resource for our investors

	Three months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues (in thousands):
Auto	$7,296	$7,574	$21,836	$26,036
Property	896	862	2,651	2,807
Term life	562	377	1,370	1,222
Agent directory	105	134	339	590
Other	48	8	136	22
Total transaction fees	$8,907	$8,955	$26,332	$30,677

Direct marketing costs (in thousands):	$5,834	$6,497	$17,713	$22,040

Direct marketing costs as a percent of transaction revenues:	65%	73%	67%	72%

Cash, cash equivalents and restricted cash (in thousands):	$7,941	$9,125	$7,941	$9,125
Account receivable (in thousands):	$2,286	$2,410	$2,286	$2,410
Day sales outstanding (DSO):	22	24	22	24
Headcount:	61	89	61	89

Transaction Fees.

Automobile insurance transaction fees (consisting of lead fees and click through fees) decreased to $7.3 million and $21.8 million for the three and nine months ended September 30, 2009, from $7.6 million and $26.0 million for the comparable periods in 2008. Revenue per consumer was $2.68 and $2.72 for the three and nine months ended September 30, 2009, a decrease from $3.37 and $3.64 for the comparable periods in 2008. The decrease in revenue per consumer is a direct result of more consumers being acquired through other lead aggregators.  Consumers acquired through aggregators generate less revenue since we are only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators. We expect revenue per consumer to remain at current levels for the remainder of 2009 as we do not expect significant changes in our marketing sources.

Property insurance transaction fees (consisting primarily of lead fees) remained level at $0.9 million for the three months ended September 30, 2009 compared to the same period in 2008, but decreased to $2.7 million for the nine months ended September 30, 2009, from $2.8 million for the comparable period in 2008.  Revenue per consumer was $2.77 and $3.14 for the three and nine months ended September 30, 2009, a decrease from $4.06 and $4.62 for the comparable periods in 2008. The decrease in revenue per consumer can be partially attributed to more consumers being acquired through other lead aggregators. Consumers acquired through other aggregators generate less revenue since we are only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators.  We expect revenue per consumer to remain at current levels for the remainder of 2009, as we do not expect significant changes in our marketing sources.

Term life insurance transaction fees (consisting primarily of lead fees) increased to $0.6 million and $1.4 million for the three and nine months ended September 30, 2009 from $0.4 million and $1.2 million for the comparable periods in 2008.  The increase in term life transaction revenues in 2009 compared to 2008 is primarily due to expanded distribution in July 2008 of term life leads to agents through our AgentInsider program.

Compared to the third quarter, auto, property and term life transaction fees are expected to decrease during our traditionally slower fourth quarter.

Transaction Fees (continued).

Agent directory revenues (consisting of subscription revenue and advertising revenues) remained level at $0.1 million for the three months ended September 30, 2009 and 2008, and decreased to $0.3 million for nine months ended September 30, 2009, from $0.6 million for the comparable period in 2008.  This decrease was due primarily to lower advertising revenues generated from sales of banner ads on the agent directory site. Agent directory revenues are expected to remain at current levels for the remainder of 2009.

Fees from sales of leads in all other lines of business (including health and small business) were immaterial and are expected to decrease in the fourth quarter.

Operating Expenses

	Three months ended September 30,		Percentage change from
(in thousands, except percentages)	2009	2008	prior period

Operating expenses:
Direct marketing	$5,834	$6,497	(10)%
Sales and marketing	1,865	1,505	24%
Technology	1,092	774	41%
General and administrative	1,031	877	18%

	Nine months ended September 30,		Percentage change from
(in thousands, except percentages)	2009	2008	prior period

Operating expenses:
Direct marketing	$17,713	$22,040	(20)%
Sales and marketing	5,306	4,233	25%
Technology	2,951	2,401	23%
General and administrative	2,477	3,276	(24)%

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

Direct marketing expenses for the three and nine months ending September 30, 2009 decreased to $5.8 million and $17.7 million from $6.5 million and $22.0 million in the comparable periods in 2008. Direct marketing expenses as a percent of total revenues were 65% and 67% for the three and nine months ended September 30, 2009, compared to 72% and 71% for the comparable periods in 2008. Direct marketing expenses per consumer for all products were $1.30 and $1.33 for the three and nine months ended September 30, 2009, a decrease from $2.27 and $2.35 for the comparable periods in 2008. The preceding numbers reflect a significant increase in consumers acquired through InsWeb’s agent directory program, with minimal costs associated with the acquisition of these consumers. Also, more consumers were acquired from other aggregators with whom we have revenue sharing arrangements. As mentioned earlier, consumers acquired through other aggregators generate less revenue per consumer. As a result, direct marketing expenses per consumer, excluding consumers acquired through the agent directory, fell to $1.77 and $1.90 for the three and nine months ending September 30, 2009 from $2.59 and $2.75 for the comparable periods in 2008.  Compared to the third quarter, direct marketing expenses are expected to be lower during the traditionally slower fourth quarter.  Marketing costs per consumer are expected to remain at current levels for the remainder of 2009.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our sales and marketing personnel. Sales and marketing expenses increased to $1.9 million and $5.3 million for the three and nine months ended September 30, 2009, from $1.5 million and $4.2 million for the comparable periods in 2008. The increase was due to an increase in headcount related expenses in 2009 compared to 2008, and also reflects costs associated with the September 2009 staff reduction, share-based compensation expenses and consulting expenses. Sales and marketing expenses are expected to decrease for the remainder of 2009 and for the foreseeable future, primarily as a result of the September 2009 staff reduction.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with our technology initiatives. Technology expenses increased to $1.1 million and $3.0 million for the three and nine months ended September 30, 2009, from $0.8 million and $2.4 million for the comparable periods in 2008. The increase was primarily due to an increase in headcount related expenses in 2009 compared to 2008, and also reflects costs associated with the September 2009 staff reduction, share-based compensation expenses and software licenses. Technology expenses are expected to decrease for the remainder of 2009 and for the foreseeable future, primarily reflecting lower costs associated with the September 2009 staff reduction.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $1.0 million for the three months ended September 30, 2009 from $0.9 million for the comparable period in 2008, and decreased to $2.5 million for the nine months ended September 30, 2009, from $3.3 million for the comparable period in 2008. The increase in costs for the three-month period ending September 2009 was primarily due to costs associated with the staff reduction in September 2009. The decrease in costs for the nine month period ending September 2009 was primarily due to a decrease in legal costs following the patent litigation settlement in April 2009, a decrease in costs associated with accounting services, and recognition of severance related costs associated with the departure of the chief operating officer in June 2008. These decreases were offset by an increase in costs associated with the staff reduction in September 2009 and share-based compensation expense. General and administrative expenses are expected to decrease for the remainder of 2009 and for the foreseeable future.

Income Taxes.

No provision or benefit for income taxes was recognized for the three and nine months ended September 30, 2009, compared to a benefit from income taxes of $44,000 for the three and nine months ended September 30, 2008.

Interest Income

Interest income was $3,000 and $23,000 for the three and nine months ended September 30, 2009, a decrease from $47,000 and $196,000 for the comparable periods in 2008 relating to the decrease in InsWeb’s cash and investment balances and decrease in yield on InsWeb’s investment securities. Interest income represents interest earned on InsWeb’s investment securities.

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

Share-Based Compensation. InsWeb accounts for share-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” Under the provisions of ASC 718, share-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model. The BSM model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Generally, compensation cost is recognized over the requisite service period. However, to the extent performance conditions affect the vesting of an award; compensation cost will be recognized only if the performance condition is satisfied. Compensation cost will not be recognized, and any previously recognized compensation cost will be reversed, if the performance condition is not satisfied.

Critical Accounting Policies (continued)

Income Taxes. Under the asset and liability method prescribed under ASC 740, Income Taxes, InsWeb recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Cash used by operating activities	$(1,339)	$(582)
Cash used in investing activities	(2,108)	(606)
Cash provided (used) by financing activities	45	(464)

At September 30, 2009, InsWeb’s principal source of liquidity was $5.8 million in cash and cash equivalents. Since inception, we have financed our operations primarily through the sale of preferred and common stock.

For the nine months ended September 30, 2009, net cash used by operating activities was $1.3 million, primarily consisting of our net loss adjusted for non-cash share-based compensation and depreciation and amortization of property, equipment and intangible assets of $1.0 million.  An increase in accounts receivable of $0.8 million and a decrease in accrued expenses of $0.4 million decreased cash provided by operations, but were partially offset by an increase in accounts payable of $0.7 million and a decrease in prepaid expenses and other assets of $0.2 million.  For the comparable nine months ended September 30, 2008, net cash used by operating activities was $582,000, primarily due to our net loss of $859,000 as adjusted for non-cash share-based compensation of $576,000, depreciation and amortization of property, equipment and intangible assets of $119,000, an decrease in accounts receivable of $18,000, an increase in prepaid expenses of $356,000 and decrease in accrued expenses of $319,000, offset by an increase in accounts payable of $220,000.

For the nine months ended September 30, 2009, net cash used in investing activities was $2.1 million relating to cash restricted for the use as collateral to obtain a commercial credit line.  InsWeb uses this commercial credit line for many of its larger, recurring accounts payable and will earn a cash rebate of approximately 50-95 basis points, dependent upon the purchase volume during the 2009 calendar year.  For the comparable nine months ended September 30, 2008, net cash used in investing activities was $606,000 primarily due to purchases of property, equipment and intangibles of $354,000 and notes receivable from employees for $252,000.

For the nine months ended September 30, 2009, net cash provided by financing activities was $45,000, and was primarily attributable to proceeds from our employee stock purchase plan. For the comparable nine month period ended September 30, 2008, net cash used by financing activities was $464,000, representing principally of $850,000 for the cash settlement of equity awards in connection with the departure of the president and COO in June, 2008, offset by proceeds from the exercise of stock options and stock issued from our employee stock purchase plan of $386,000.

We have a non-cancelable 10-year operating lease agreement through April 2011 for office space in the Sacramento area which currently houses our corporate headquarters. We have options to extend the lease at the end of the lease term, and have the right of first refusal on other office space in the complex.

Aggregate contractual cash obligations, net of contractual sublease income, as of September 30, 2009 is summarized as follows (in thousands):

	Gross lease commitments	Sublease income	Net lease commitment
Nine months ending December 31, 2009	$269	$(15)	$254
Year ending December 31, 2010	1,078	(17)	1,061
Year ending December 31, 2011	359	—	359
Thereafter	—	—	—
	$1,706	$(32)	$1,674

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

(b)
There has been no change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2009	INSWEB CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Accounting Officer