Form 10-K
period 2009-12-31
INSWEB CORP
filed 2010-03-19
CIK 1077370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☐                                                      Accelerated Filer  ☐

Non-Accelerated Filer  ☐                                           Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2009), as reported on the Nasdaq Capital Market, was approximately $6,885,000. Registrant is a smaller reporting company as defined in Regulation S-K. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of March 12, 2010: 4,826,323

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement for registrant’s 2010 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Form 10-K Report.

INSWEB CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2009

PART I

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our” and “us” refer to InsWeb Corporation (“InsWeb”) and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

Certain information contained in this Annual Report on Form 10-K should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including our ability to generate significant revenues from our core business; our ability to achieve or maintain profitability; our reliance on automobile insurance; our ability to expand our operations; and our success in developing and maintaining cost efficient online relationships to attract consumers to our website. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in Item 1A ”Risk Factors” of this report.

The list of factors that may affect future performance and the accuracy of forward-looking statements described in Item 1A “ Risk Factors” of this report is illustrative, but by no means exhaustive. Additional risk factors may be described from time to time in our future filings with the U.S. Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.

Item 1. Business.

InsWeb was originally incorporated in California in February 1995 and re-incorporated in Delaware in October 1996, and is headquartered outside Sacramento, California. InsWeb’s headquarters mailing address is 11290 Pyrites Way, Gold River CA, 95670, and the telephone number at that location is (916) 853-3300. The InsWeb website is www.InsWeb.com.

The InsWeb Online Insurance Marketplace

InsWeb operates an online insurance marketplace that electronically matches consumers and providers of automobile, property, health, term life, and small business insurance. InsWeb has combined knowledge of the insurance industry, technological expertise and close relationships with insurance companies, agents and other providers to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, and apply for and receive quotes for coverage for automobile, property, health, term life, and small business insurance. Management believes that InsWeb provides insurance providers with pre-qualified consumers at attractive acquisition costs, with the scalable, cost-efficient distribution capabilities of InsWeb’s Internet-based model.

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

Data Entry. To complete a shopping session, a consumer fills out an online form that requests information such as the consumer’s age, address, driving history and insurance coverage requirements, a process that InsWeb estimates takes approximately 10 minutes, depending on the type of insurance sought and the complexity of the consumer’s profile. The quote form captures a comprehensive set of information designed to address basic underwriting and rating criteria. To assist consumers in evaluating and fulfilling their insurance needs, InsWeb provides consumers with a variety of interactive website features and insurance-related information. In addition, InsWeb provides online help and customer service throughout the data entry process. The consumer completes only one online form for a particular type of insurance, but may receive quotes from multiple participating companies depending on which companies have qualified that consumer. This information can also be used to automatically complete portions of the quote form for other insurance products. Because the information insurance companies use to underwrite, rate and provide quotes to a consumer is entered directly by the consumer, the insurance companies can reduce or eliminate the expense associated with collecting consumer data. Moreover, information entered directly by consumers typically contains fewer errors than information provided orally to an agent or insurance company representative, who must then enter that information manually into the insurance company’s system.

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

Delivery of Leads. InsWeb earns revenues from participating insurance providers based on the delivery of qualified leads. With auto insurance providers (including insurance companies, third-party local agent networks and InsWeb’s AgentInsider network, which provides leads directly to local personal lines insurance agents), InsWeb usually is paid a transaction fee based on the delivery of a lead, whether or not the consumer actually purchases a policy. For auto and property insurance coverage, qualified leads are produced when a consumer clicks to view insurance company quotes. These leads are produced both for insurance companies providing instant online quotes and for insurance companies and local insurance agents who provide email or other offline quotes.

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

Insurance Products

Insurance companies participating in InsWeb’s online insurance marketplace currently offer automobile, property, health, term life, and small business insurance. In addition, InsWeb has contractual relationships with third-party providers for small business, renters, condominium insurance, home warranty, RV, motorcycle, critical illness and health insurance.

Automobile Insurance. Automobile insurance comprises the largest segment of the consumer insurance market, and, to date, has accounted for most of the consumer traffic on InsWeb’s online marketplace, and a majority of its revenues. At December 31, 2009, InsWeb’s online marketplace generated leads or clickthroughs to insurance providers in all 50 states, plus the District of Columbia.

Property Insurance. At December 31, 2009, the InsWeb online marketplace generated leads for property insurance to providers in all 50 states, plus the District of Columbia.

Term life Insurance. At December 31, 2009, the InsWeb online marketplace generated leads for term life insurance to providers in all 50 states, plus the District of Columbia.

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

Agent Directory. At December 31, 2009, the InsWeb online marketplace offered both subscription and display advertising on its agent directory pages. These pages display listings of several insurance companies and not more than eight local agents for the consumer to contact.

Insurance Company Relationships

InsWeb believes that establishing long-term relationships with reputable insurance companies is essential to its ability to offer a desirable insurance marketplace on its website. InsWeb’s focus is to maintain and expand the product offerings available on the online marketplace by selling InsWeb’s services to additional companies and expanding InsWeb’s relationship with participating insurance companies and agencies. At December 31, 2009, InsWeb had relationships with 51 insurance related companies for automobile, property and term life insurance, including many large companies with established brand names that InsWeb believes are attractive to consumers.

Insurance Agent Network

In 2004, InsWeb launched its agent network program, which provides online auto and property insurance consumers direct access to local insurance agencies. Prior to September 2005, direct consumer access to such agencies was possible only through an intermediary, NetQuote, Inc. With the launch of InsWeb’s proprietary agent network offering (“AgentInsider”) in September 2005, InsWeb began selling leads directly to local insurance agents. Through the AgentInsider platform, agents can bid for participation in InsWeb’s marketplace and receive leads for automobile, property, term life, health and small business insurance. In addition, InsWeb has entered into agreements with several large insurance companies to allow their agents to participate in AgentInsider without bidding. Whether the lead is obtained by the agent through bidding or participating through a sponsoring insurance company, InsWeb is paid a fee for each consumer lead sent to an agent, regardless of whether or not a policy is sold to the applicant. As of December 31, 2009, there are approximately 11,000 personal lines insurance agents who were approved to actively purchase consumer leads through AgentInsider. For the year ended, December 31, 2009, Agent Insider represented 31% of total transaction fees. Separately, certain insurance carriers purchase leads from InsWeb and redistribute them to their agents. At December 31, 2009, approximately 3,800 such agents were indirectly accessible to consumers. Consumer leads for which InsWeb has a limited offering continue to be distributed on a revenue share basis to third-party intermediaries, including NetQuote.

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

Consumer Marketing

InsWeb’s marketing strategy is designed to cost effectively increase consumer traffic to its website and to drive awareness of its insurance products and services. InsWeb employs various means of advertising, which consist primarily of online advertising, portal advertising, e-mail campaigns, strategic partnerships with high-profile online companies that can drive significant traffic to its site, and sponsored search. In addition, InsWeb operates a number of complementary websites, including InsuranceRates.com, BestInsuranceMatch.com, LowestPolicy.com, and LocalInsuranceAgents.com, which provide consumers with a variety of free interactive tools and content to begin their research for insurance coverage.

Online Direct-Response Advertising. InsWeb’s online direct-response advertising, which drives the majority of InsWeb’s consumer traffic, is intended to create a presence for InsWeb on a wide range of websites. InsWeb’s key advertisements are delivered through content sponsorships, banners and keywords on financial, news, real estate, classifieds, automobile, directory and general interest sites. Some advertising may be done on InsWeb’s behalf by companies that excel at advertising online, with whom InsWeb has developed strategic partnerships.  InsWeb, and some of its third-party marketing providers also conduct advertising campaigns promoting InsWeb through emails and electronic newsletters. InsWeb’s advertisements are targeted primarily at consumers who may be actively seeking insurance.

Online Relationships. InsWeb seeks out relationships with companies whose websites feature a high volume of traffic or a substantive focus that is related to the purchase of insurance coverage, such as sites related to automobiles, homes,  personal finances, health or small businesses. Agreements with these online companies typically provide that InsWeb pay the online company a transaction fee (based on click-throughs or consumer leads) and in very limited cases, a fixed fee. Online companies integrate links into their websites connecting to InsWeb’s marketplace. InsWeb provides functionality to further integrate with online companies and, in some cases, provides co-branding functionality whereby the online company’s logo is presented on the InsWeb marketplace to those consumers directed to InsWeb’s marketplace from a company’s site. Finally, InsWeb has relationships with a number of companies that offer insurance shopping functionality to consumers. InsWeb’s relationship with these companies allows consumers who complete the online insurance questionnaire on the other company’s website to be transferred to InsWeb to be presented with additional insurance providers. Many of InsWeb’s online advertising and marketing agreements have a 30 to 90 day term, with either party having a right to terminate the agreement on seven days notice or less.

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

InsWeb’s software architecture facilitates interoperability among software components to maximize responsiveness, flexibility and reliability. This architecture enables InsWeb to efficiently develop and deploy new insurance company- specific modules for underwriting and data delivery. It also simplifies the process of providing InsWeb’s core marketplace functionality for use on insurance company sites. In order to speed implementation for each participating insurance company, InsWeb has developed transmission software components which allow consumer data to be custom-formatted for delivery to each insurance company based on the requirements of the insurance company’s computer system. InsWeb has developed custom communication software to provide multiple types of real-time telecommunication links to its participating insurance companies. These components provide a variety of solutions to the insurance companies to best meet their needs and interface with their legacy systems. InsWeb has devoted significant time and resources to maximize the efficiency of integrating new insurance companies into its online marketplace and to create a flexible, customizable Web interface.

InsWeb’s front-end user interface is accessible to consumers via standard Web browsers and is designed without unnecessary graphics that would increase download time.

InsWeb’s AgentInsider platform, launched in September 2005, powers a self-service web site which allows agents to manage their accounts entirely online, including registration, the choice of zip codes in which the agent wishes to receive leads, the number of leads they wish to receive, claim and receive credit for any bad leads, and their maximum bids for each of the different types of leads.  In addition, agents can also manage the financial end of the transaction, namely the entry and automatic processing of their credit card information. This platform enables InsWeb to transact with thousands of agents with only a handful of customer service representatives.

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

Security

InsWeb employs third-party firewall technology to protect its corporate network from intrusion and uses proprietary designs to isolate confidential data on its network so that only selected information is publicly available on its website. Consumer information is transmitted to InsWeb’s site using Secure Socket Layer encryption technology, a widely used technology for transmitting encoded data via a Web browser. InsWeb offers a number of other encryption methods for delivery of consumer information to insurance companies or local agents. InsWeb protects its system management functions using security models integrated with the operating system. Additionally, some sensitive software applications incorporate proprietary authentication schemes.

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

Product Development

InsWeb devotes resources to improving the structure of its products and delivering additional tools that allow insurance providers to effectively reach consumers. InsWeb continually releases new versions of its online user interface, which may incorporate technology advances, new product features and improvements in consumer interactivity. InsWeb also invests in refining its online consumer tools and research materials, as well as developing new support products. InsWeb continues to research new methods of designing more useful insurance-related material and presenting it to the consumer in a more meaningful context.

InsWeb’s technology expenses were approximately $3.4 million in 2009 and $3.3 million in 2008.

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

Competition

The online insurance distribution market, like the broader electronic commerce market, is highly competitive. InsWeb competes with other companies that provide quotes and sell insurance policies online, as well as with:

•	single insurance company websites that offer quotes for their own insurance products online or by telephone;

•	other lead generation services that provide consumer leads to insurance agents;

•	web-based information delivery services that use generic filings with state regulators to deliver estimated price quotes from various insurance companies;

•	web-assisted agency distribution services that provide an Internet-based distribution channel for traditional insurance agencies;

•	online workplace marketers that sell insurance to employees over their employer’s intranet; and

•	providers of software technology to insurance companies and other competitors that may target electronic commerce solutions for the insurance industry.

InsWeb believes the principal bases for competition in the online insurance distribution market include:

•	brand awareness;

•	variety and quality of insurance company selection;

•	strength of relationships and depth of technology integration with insurance companies;

•	accuracy of insurance quotes;

•	breadth and pricing of insurance product selection;

•	speed, accessibility and convenience;

•	quality and quantity of website content; and

•	relationships with other online companies.

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

In order to provide the types of services that require an insurance license, InsWeb established InsWeb Insurance Services, Inc. in 1997 and currently maintains property and casualty licenses in 50 states and the District of Columbia and life and health licenses in 39 states and the District of Columbia. InsWeb’s operations depend on the validity of and continued good standing under the licenses and approvals pursuant to which InsWeb’s subsidiaries, licensed officers and agents operate. Licensing laws and regulations vary depending on the jurisdiction. The applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion concerning the allowance, renewal and revocation of licenses and approvals. The inability to obtain the requisite agent licenses or other necessary licenses, permits, or authorizations could harm InsWeb’s business.

Intellectual Property

InsWeb regards its intellectual property as critical to its success, and relies upon patent, trademark, copyright and trade secrets laws in the United States and other jurisdictions to protect its proprietary rights. The INSWEB mark has been registered in the United States, France, Germany, South Korea, Japan and the United Kingdom, and many other countries. Other U.S. and worldwide trademark applications and registrations include, but are not limited to, AgentInsider, AgentInsider.com, InsWeb.com, InsuranceRates.com, BestInsuranceMatch.com, FreeInsuranceAdvice.com, LocalInsuranceAgents.com,Where You and Your Insurance Really Click, and Lower Your Insurance Costs, Not Your Expectations. InsWeb has applied for various patents on its core technology and related patentable subject matter; and four patents have been issued: U.S. Patent No. 6,898,597 (Event Log); U.S. Patent No. 7,107, 325 (System and method for optimizing and processing electronic pages in multiple languages); U.S Patent No. 7,389,246 (Insurance rating calculation software component architecture); U.S. Patent No. 7,640,176 (Insurance Agent Contact System). InsWeb’s pending trademark registrations and patent applications may not be approved or granted; or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in some foreign countries. InsWeb also seeks to protect its proprietary rights through physical and technological security measures, and through the use of confidentiality or license agreements with its business partners, employees, consultants, advisors and others. Despite InsWeb’s efforts to protect its proprietary rights from unauthorized use or disclosure, employees, consultants, advisors or others may not maintain the confidentiality of InsWeb’s proprietary information, and this proprietary information may otherwise become known, or be independently developed, by competitors. The steps InsWeb has taken may not prevent misappropriation of its proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States.

InsWeb licenses its trademarks and similar proprietary rights to third parties. While InsWeb attempts to ensure that the quality of its brand and product offering is maintained by these companies, they may nevertheless misuse the licensed intellectual property in ways that lessen the value of InsWeb’s proprietary rights or the reputation of InsWeb or its services.

From time to time, InsWeb receives notice of claims of infringement of other parties’ proprietary rights or claims that its own patents or other intellectual property rights are invalid.  In the past, InsWeb has been subject to infringement claims in the ordinary course of its business and other claims of alleged infringement of the trademark rights of third parties by InsWeb and the companies with which it does business. Any of these claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention and resources or require InsWeb to enter into royalty or licensing agreements. Licenses may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm InsWeb’s business.

Employees

As of December 31, 2009, InsWeb had 61 full-time employees. InsWeb has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. InsWeb considers its relations with its employees to be good. InsWeb believes that its future success will depend in part on the continued service of its senior management and key technical personnel and its ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in InsWeb’s industry and geographical location is intense. InsWeb may not continue to be successful in attracting and retaining a sufficient number of qualified personnel to conduct its business in the future.

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

Available Information

For further discussion concerning our business, see the information included in “Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7 Financial Statements and Supplementary Data” of this report.

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

We have a history of losses and we may not achieve or maintain profitability

We incurred operating losses of $1.3 million in 2009 and $2.5 million in 2008. As of December 31, 2009, our accumulated deficit was $193.0 million. Our operating results for future periods are subject to numerous uncertainties, and we may not generate sufficient revenues to achieve or maintain profitability on a quarterly or annual basis. If we are unable to sustain profitability, we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

Depressed general economic conditions or further adverse changes in general economic conditions could adversely affect our operating results

The recent, severe economic downturn in the United States has impacted the financial services sector of which our customers (insurance companies and their agents) are a part. As a result of this downturn, insurance companies may choose to scale back the number of policies they write as they file new rates with the state insurance regulators. Similarly, many agents who purchase leads from us operate as a small business, and as such may be less prepared to withstand an extended period of recession. In addition, consumer demand for our insurance shopping service is adversely impacted by the current economic climate because fewer consumers are shopping for cars and homes, two of the primary motivations to shop for insurance.  Accordingly, the uncertainty about the impact of economic conditions on our business makes it difficult for us to forecast operating results and to make decisions about future investments.

If we are unable to continue generating positive cash flows from operations, our ability to operate could suffer or cease

Our operating activities in 2009 and 2008 consumed substantial amounts of cash, cash equivalents and short-term investments: during 2009 and 2008 our operations used cash of $0.8 million for each year. At December 31, 2009, we had cash and cash equivalents of $8.5 million, including restricted cash of $2.1 million. Restricted cash consists of cash equivalents used as collateral to obtain a commercial credit line. Pursuant to the agreement the commercial credit agreement, the collateral value of the securities account should be no less than $2.0 million, based on investments held by the Company. As of December 31, 2009, restricted cash used as collateral for the credit line was $2.1 million. The collateral value may become unrestricted, if InsWeb elects to cancel the commercial credit agreement with the issuing bank. In order to remain competitive, we must continue to make investments essential to our ability to operate, including in particular, investments in direct consumer marketing. In addition, we will continue to face the costs of being a public company. In the event that we are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

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

Factors that may cause fluctuations in our operating results include the following, many of which are outside our control:

•	We may experience consumer dissatisfaction with our online marketplace as we add or change features, or as the insurance coverage offered by participating insurance companies varies;

•	We may experience increases in our direct marketing expenses due to unanticipated increases in the cost of online advertising for insurance;

•	Consumer traffic may also fluctuate as a result of changes in level of advertising by entities with which we have insurance marketing relationships;

•	Our revenues may be harmed if we lose one or more significant insurance company relationships or if any of our participating insurance companies merge with one another;

•	Our revenues may be harmed by inadequate levels of participation by local personal lines insurance agents in our agent network initiative;

•	Our revenues may be harmed if the agent network programs offered by third-party intermediaries are unsuccessful or discontinued and we are unsuccessful in securing a replacement;

•	Use of the Internet by consumers may fluctuate due to seasonal factors or other uncontrollable factors affecting consumer behavior;

•	Our ability to convert site visits into transaction fees and/or revenue from insurance agency activities may fluctuate due to changes in our user interface or other features on our site; and

•
Our ability to generate transaction fees and/or revenue from insurance agency activities may also be harmed due to technical difficulties on our website that hamper a consumer’s ability to start or complete a shopping session.

Seasonality affecting insurance shopping and Internet advertising may cause fluctuations in our operating results

We typically experience seasonality in our business associated with general slowness in the insurance industry during the year-end holiday period. In addition, online advertising for insurance products becomes more expensive during the holiday period as internet portals and other online firms dedicate an increasing percentage of their inventory to seasonal goods and services. Conversely, the inventory of online advertising typically expands substantially in the first quarter of the year. Because of this seasonality, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. We believe seasonality will have an ongoing impact on our business.

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 83% of our transaction revenues in 2009 and approximately 84% of our transaction revenues in 2008. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write while they await approval of rate increases from the various state insurance departments. Our business could be harmed if our participating insurance companies reduce their participation in our online marketplace.

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

If we are unable to promote our brands and expand our brand recognition, our ability to draw consumers and agents to our services will be limited

A growing number of websites offer services that are similar to and competitive with the services offered on our online insurance marketplace. Therefore, a positive recognition of our brand is critical to attracting additional consumers to our website. Our current consumer marketing program consists of the maintenance of certain network online relationships and other selective cost effective marketing campaigns, designed to maintain consumer awareness of InsWeb and our online insurance marketplace. Our contracts with companies that direct traffic to InsWeb’s website requires use of advertising materials approved by InsWeb.  Nevertheless, InsWeb is exposed to the risk that a company may generate consumer traffic to InsWeb by using unapproved content that damages the consumer perception of InsWeb or our participating insurance providers.

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

We do not have exclusive relationships or long-term contracts with insurance companies, which may limit our ability to retain these insurance companies as participants in our marketplace and maintain the attractiveness of our services to consumers

We do not have an exclusive relationship with any of the insurance companies whose insurance products are offered on our online marketplace, and thus, consumers may obtain quotes and coverage from these insurance companies without using our website. Our participating insurance companies also offer their products directly to consumers through insurance agents, mass marketing campaigns or through other traditional methods of insurance distribution. In most cases, our participating insurance companies also offer their products and services over the Internet, either directly to consumers or through one or more of our online competitors, or both. In addition, most of our agreements with our participating insurance companies are cancelable at the option of either party upon 90 days’ notice or less. Furthermore, our agreements permit the insurance company to limit its participation to certain states. We have experienced, and expect to continue to experience, reductions in the level of participation in our marketplace or complete termination by participating insurance companies.These reductions in participation, terminations, or an inability to attract additional insurance companies to our marketplace could materially affect our revenues and harm our business.

The outcome and impact of the securities class action lawsuit involving InsWeb is uncertain

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. While the District Court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied the plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Because of the significant technical barriers presented by the Court’s decision, the parties withdrew the proposed settlement and the plaintiffs filed an amended complaint. Representatives of all of the parties to the IPO litigation agreed to a revised settlement; as with the earlier settlement proposal, the revised settlement proposal does not require InsWeb to contribute any cash. The revised settlement was approved by the District court on October 5, 2009, but a number of plaintiffs appealed the approval to the Second Circuit Court of Appeals. There is no assurance that the new settlement will be upheld on appeal. If the settlement is not upheld, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

System failures or internet service failures could reduce or limit traffic on our website or interrupt our communications with individual insurance companies and harm our ability to generate revenue

Since launching our online marketplace, we have experienced occasional minor system failures or internet service failures that have resulted in all or a portion of our online marketplace being out of service for a period of time while our technicians brought backup systems online. We may experience further system failures or internet service failures in the future that could disrupt the operation of our website and could harm our business. Our revenues depend in large part on the volume of traffic on our website and, more particularly, on the number of insurance quotes generated by our website in response to consumer inquiries. Accordingly, the performance, reliability and availability of our website, quote-generating systems and network infrastructure are critical to our reputation and our ability to attract a high volume of traffic to our website and to attract and retain participating insurance companies. Moreover, we believe that consumers who have a negative experience with an electronic commerce website may be reluctant to return to that site. Thus, a significant failure or outage affecting our systems could result in severe long-term damage to our business.

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

We rely on the services of our executive officers and other key personnel, whose knowledge of our business and the insurance industry and technical expertise would be extremely difficult to replace

Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, Chairman of our Board and Chief Executive Officer.  The loss of the services of any of our executive officers or other key employees could harm our business. We have no long-term employment agreements with any of our key personnel, although Kiran Rasaretnam, our Chief Financial Officer, L. Eric Loewe, our Senior Vice President and General Counsel, and Steven Yasuda, our Controller and Chief Accounting Officer and certain other key employees are entitled to certain severance benefits should their employment be involuntarily terminated. We maintain a $2 million life insurance policy on Mr. Enan that names InsWeb as the beneficiary, but we maintain no similar insurance on any of our other key employees. InsWeb has granted stock options as incentives to executive officers, new employees and certain other key personnel. As the value of these incentives is highly dependent on an increase in the market price of our common stock, we may be unable to retain such key employees, nor retain or recruit other officers and key employees in the future.

We are subject to claims for infringement of intellectual property, which, with or without merit, could be costly to defend or settle

From time to time we have been subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. Infringement claims of this type, with or without merit, could be time-consuming to defend, result in costly litigation, divert management attention and resources or require us to enter into royalty or license agreements. License agreements may not be available on reasonable terms, if at all. InsWeb’s assertion or prosecution of any infringement claims against other entities also could be time-consuming and divert management’s attention.

Our stock price has fluctuated widely

The trading price of our common stock has been volatile and may be significantly affected by factors including actual or anticipated fluctuations in our operating results, limited trading volume, new products or new contracts by us or our competitors, loss of key insurance providers, conditions and trends in the electronic commerce and insurance industries, general market conditions and other factors. These fluctuations may continue and could harm our stock price. Any negative change in the public’s perception of the prospects of Internet or electronic commerce companies could also depress our stock price regardless of our results.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

InsWeb’s corporate headquarters and its principal administrative, product development, sales and marketing operations are located in a 55,000 square foot facility in the Sacramento, California area, which InsWeb occupies under a lease expiring in April 2011.

InsWeb believes that its existing facilities are adequate to meet its needs for future growth, and there should be no need to lease additional or alternative space in the near term.

Item 3. Legal Proceedings.

Securities Class Action

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. While the District Court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Because of the significant technical barriers presented by the Court’s decision, the parties withdrew the proposed settlement and the plaintiffs filed an amended complaint. Representatives of all of the parties to the IPO litigation agreed to a revised settlement as with the earlier settlement proposal, the revised settlement proposal does not require InsWeb to contribute any cash.The revised settlement was approved by the District Court on October 5, 2009, but a number of plaintiffs appealed the approval to the Second Circuit Court of Appeal. There is no assurance that the new settlement will be upheld on appeal. If the settlement is not upheld, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the case with prejudice, but plaintiffs may appeal this order to the Ninth Circuit Court of Appeal. If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

PART II

Item 4. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

InsWeb’s common stock is quoted on the Nasdaq Capital Market under the symbol “INSW.” As of December 31, 2009, there were approximately 1,400 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of InsWeb’s common stock as reported on the Nasdaq Capital Market:

	Price Range Quarter Ended
	High	Low
2009
December 31, 2009	$3.64	$2.60
September 30, 2009	$3.45	$2.09
June 30, 2009	$3.32	$1.90
March 31, 2009	$3.10	$1.45

2008
December 31, 2008	$5.76	$1.57
September 30, 2008	$9.29	$4.53
June 30, 2008	$12.50	$9.00
March 31, 2008	$11.80	$6.61

InsWeb has not paid any cash dividends on its capital stock. InsWeb currently intends to retain future earnings, if any, for use in the operation and expansion of our business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 5. Selected Financial Data.

Not applicable.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report on Form 10-K and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in continued decreases in revenue and reduced participation in InsWeb’s marketplace, anticipated losses, the unpredictability of future revenues, reliance on key customers, property and casualty insurance carriers who are themselves subject to volatility in their operating cycles, competition, risks associated with system development and operation risks, uncertainty regarding the costs and revenues associated with new initiatives, management of potential growth and risks of new business areas, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in Item 1A. “Risk Factors” and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

InsWeb operates an online insurance marketplace that electronically matches consumers and providers of automobile, property, health, term life, and small business insurance. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with a significant number of insurance companies to develop an integrated online marketplace.

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

Prior to September 2005, InsWeb’s agent network program was conducted exclusively through an intermediary, NetQuote, Inc. To lessen InsWeb’s reliance on this intermediary, and to maximize its revenue potential, InsWeb launched a proprietary agent network program (“AgentInsider”) to provide leads directly to local insurance agents who have registered with InsWeb. AgentInsider was launched in September 2005 and complements the offering of our intermediary. During the year ended December 31, 2009, NetQuote represented 9% of auto transaction fees, compared to 13% during the year ended December 31, 2008. As of December 31, 2009, 11,000 local personal lines insurance agents were actively purchasing consumer leads through AgentInsider. For the year ended, December 31, 2009, AgentInsider, represented 31% of total transaction fees. We expect that the sales of consumer leads to insurance agents, both through intermediaries and through our internally developed network, will continue to represent a significant percentage of auto transaction fees.

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 83% of our transaction revenues in 2009 and approximately 84% in 2008. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

InsWeb has been dependent on a limited number of customers for a majority of its automobile insurance transaction fee revenues, although recent expansion of InsWeb’s offering has reduced that dependency to some extent. For the year ended December 31, 2009, three insurance companies (Allstate, American Family, and State Farm) each accounted for 10%, of total revenues.  For the year ended December 31, 2008, NetQuote and two insurance companies (AIG, and Allstate) accounted for 16%, 14%, and 11% of total revenues, respectively. At December 31, 2009, three customers (American Family, Insurance.com, and NetQuote) accounted for 16%, 13%, and 12% of accounts receivable, respectively. At December 31, 2008, one customer (NetQuote) accounted for 17% of accounts receivable.

InsWeb incurred operating losses of $1.3 million in 2009 and $2.5 million in 2008, and as of December 31, 2009, our accumulated deficit was $193.0 million. InsWeb’s activities’ have consumed substantial amounts of cash, cash equivalents and short-term investments ($2.9 million in 2009 and $1.5 million in 2008) and may require capital in the future. At December 31, 2009, InsWeb had $8.5 million in cash and cash equivalents, including restricted cash of $2.1 million. Restricted cash consists of cash equivalents used as collateral to obtain a commercial credit line. Pursuant to the commercial credit agreement, the collateral value of the securities account should be no less than $2.0 million, based on investments held by the Company. As of December 31, 2009, restricted cash used as collateral for the credit line was $2.1 million. The collateral value may become unrestricted, if InsWeb elects to cancel the commercial credit agreement with the issuing bank. The losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, InsWeb must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, InsWeb will continue to incur the costs associated with continuing to function as a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, among other compliance related items. As a result, InsWeb may incur operating losses in 2010. In the event that InsWeb is unable to generate revenues sufficient to offset its costs, or if its costs of marketing and operations are greater than it anticipates, InsWeb may be unable to grow its business at the rate desired or may be required to delay, reduce, or cease certain of its operations, any of which could materially harm its business and financial results. In addition, if InsWeb is unable to sustain profitability, InsWeb may need to seek additional financing to continue its business operations. InsWeb cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, it may delay, significantly reduce or cease certain of its operations, which could adversely affect its results of operations and financial position.

Results of Operations

The following table sets forth selected statement of operations data with the respective percentage change from the prior year:

	Year ended December 31,		Percentage Change from Prior Year
(in thousands)	2009	2008	2009	2008
Revenues:
Transaction fees:
Auto insurance	$28,984	$31,387	(8)%	14%
Property insurance	3,551	3,420	4%	79%
Term life insurance	1,789	1,687	6%	(50)%
Agent directory	442	711	(38)%	n/m
Other insurance offerings	236	70	337%	59%
	35,002	37,275	(6)%	13%
Other	167	222	(25)%	(14)%
Total revenues	35,169	37,497	(6)%	13%
Operating expenses:
Direct marketing	23,397	26,650	(12)%	36%
Sales and marketing	6,588	5,982	10%	14%
Technology	3,418	3,292	4%	7%
General and administrative	3,055	4,024	(24)%	(4)%
Total operating expenses	36,458	39,948	(9)%	28%
Loss from operations	$(1,289)	$(2,451)	47%	(218)%

The following table sets forth selected statement of operations data as a percentage of total revenues:

	Year ended December 31,
	2009	2008
Revenues:

Transaction fees:
Auto insurance	82.4%	83.7%
Property insurance	10.1%	9.1%
Term life insurance	5.1%	4.5%
Agent directory	1.3%	1.9%
Other	1.1%	0.8%
Total revenues	100.0%	100.0%
Operating expenses:
Direct marketing	66.6%	71.1%
Sales and marketing	18.7%	15.9%
Technology	9.7%	8.8%
General and administrative	8.7%	10.7%
Total operating expenses	(103.7)%	(106.5)%
Loss from operations	(3.7)%	(6.5)%

Revenues

Auto insurance marketplace metrics were as follows:

	Year ended December 31,		Percentage Change from Prior Year
(In thousands, except per consumer amounts)	2009	2008	2009	2008
Auto insurance transaction revenues	$28,984	$31,387	(8)%	14%
Number of consumers	11,214	8,827	27%	46%
Auto insurance transaction fees per consumer	$2.58	$3.56	(28)%	(22)%

Property marketplace metrics were as follows:

	Year ended December 31,		Percentage Change from Prior Year
(In thousands, except per consumer amounts)	2009	2008	2009	2008
Property insurance transaction revenues	$3,551	$3,420	4%	79%
Number of consumers	1,143	747	53%	75%
Property insurance transaction fees per consumer	$3.11	$4.58	(32)%	2%

Term life marketplace metrics were as follows:

	Year ended December 31,		Percentage Change from Prior Year
(In thousands, except per consumer and per policy amounts)	2009	2008	2009	2008
Term life insurance transaction revenues	$1,789	$1,687	6%	(50)%
Number of consumers	153	88	74%	(16)%
Term life insurance transaction fees per consumer	$11.69	$19.17	(39)%	(40)%
Number of closed term life policies	—	—	n/m	(100)%
Term life insurance transaction fees per closed term life policy	$—	$—	n/m	(100)%

Definitions:

“Number of consumers”	Represents consumers acquired from marketing activities.

Transaction Fees. Automobile insurance transaction fees (consisting of lead fees, commissions and Sponsored Web Link fees) decreased to $29.0 million in 2009 from $31.4 million in 2008. The 8% decrease in transaction fees was attributable to a 28% decrease in revenue earned per consumer in 2009 compared to 2008, offset by a 27% increase in the number of consumers shopping for automobile insurance on the InsWeb platform in 2009 as compared to 2008. The decrease in revenue per consumer is a direct result of more consumers being acquired through other lead aggregators.  Consumers acquired through aggregators generate less revenue since InsWeb is only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators.

Property insurance transaction fees (consisting primarily of lead fees) increased 4% to $3.6 million in 2009 from $3.4 million in 2008. The increase in transaction fees was attributable to a 53% increase in the number of consumers shopping for property insurance on the InsWeb platform in 2009 compared to 2008, offset by a 32% decrease in the revenue earned per consumer in 2009 compared to 2008. The decrease in revenue per consumer can be partially attributed to more consumers being acquired through other lead aggregators. Consumers acquired through other aggregators generate less revenue since we are only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators.

Term life insurance transaction fees (consisting primarily of lead fees) increased 6% to $1.8 million in 2009 from $1.7 million in 2008. The increase in transaction fees was attributable to a 74% increase in the number of consumers shopping for term life insurance on the InsWeb platform in 2009 compared to 2008, offset by a 39% decrease in revenue earned per consumer in 2009 compared to 2008. The increase in term life transaction revenues in 2009 compared to 2008 is primarily due to expanded distribution in July 2008 of term life leads to agents through InsWeb’s AgentInsider program.

Included in the automobile, property and term life transaction fees are revenues that InsWeb receives from other insurance shopping websites which purchase consumer leads to sell to their networks of agents and insurance companies.

Agent directory revenues (consisting of subscription revenue and advertising revenues) amounted to $0.4 million in 2009 and $0.7 million in 2008. This decrease was due primarily to lower advertising revenues generated from sales of banner ads on the agent directory site.

Health and small business revenues in 2009 and 2008 were $0.2 million and $0.1 million respectively..

Other. Development and maintenance fees accounted for $0.2 million, or 0.5% of total revenues in 2009, as compared to $0.2 million, or 0.6% of total revenues in 2008.

Operating Expenses

	Year ended December 31,		Percentage Change from Prior Year
(In thousands, except percentages)	2009	2008	2009	2008
Operating expenses:

Direct marketing	$23,397	$26,650	(12)%	36%
Sales and marketing	6,588	5,982	10%	14%
Technology	3,418	3,292	4%	7%
General and administrative	3,055	4,024	(24)%	(4)%

Direct marketing (consumer acquisition) metrics and costs were as follows:

	Year ended December 31,		Percentage Change from Prior Year
(In thousands, except percentages and per consumer amounts)	2009	2008	2009	2008
Direct marketing costs	$23,397	$26,650	(12)%	36%
Direct marketing costs as a percent of transaction fees	67%	71%	(6)%	20%
Number of consumers	17,827	12,129	47%	84%
Direct marketing cost per consumer	$1.31	$2.20	(40)%	(26)%
Transaction fees per consumer	$1.96	$3.07	(36)%	(39)%

Direct Marketing. Direct marketing expenses consist of advertising, promotions and fees incurred to drive consumer traffic to the InsWeb online marketplace. InsWeb’s marketing strategy is designed to increase consumer traffic to its website and to drive awareness of its insurance products and services. InsWeb employs various means of advertising, which consist primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies and other online lead generators that use our network to complement their network of providers. Fees related to InsWeb’s online marketing are expensed in the period in which the consumer clicks through from a partner’s website to InsWeb’s website, or in some cases, when the consumer’s activity on the InsWeb website generates a lead to an insurance provider.

Fees related to InsWeb’s online marketing are expensed in the period the related consumer click-through occurs or in some cases, when the consumer leads are generated. Direct Marketing expenses were $23.4 million in 2009 as compared to $26.7 million in 2008.  The 12% decrease in spending in 2009 versus 2008 resulted in a 47% increase in consumer traffic.  The preceding numbers reflect a significant increase in consumers acquired through InsWeb’s agent directory program, with minimal costs associated with the acquisition of these consumers. Also, more consumers were acquired from other aggregators with whom we have revenue sharing arrangements. As mentioned earlier, consumers acquired through other aggregators generate less revenue per consumer.  Direct marketing expense as a percent of transaction revenues was 67% in 2009 as compared to 71% in 2008.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel. Sales and marketing expenses increased to $6.6 million in 2009 from $6.0 million in 2008, a 10% increase. The increase was primarily due to an increase in headcount related expenses in 2009 compared to 2008, and also reflects costs associated with the September 2009 staff reduction, share-based compensation expenses and consulting expenses.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with support and maintenance of the InsWeb online insurance marketplace. Technology expenses increased to $3.4 million in 2009 from $3.3 million in 2008. The increase was primarily due to an increase in headcount related expenses in 2009 compared to 2008, and also reflects costs associated with the September 2009 staff reduction, share-based compensation expenses and software licenses.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $3.1 million in 2009 from $4.0 million in 2008.  The decrease was primarily due to a decrease in legal costs following the patent litigation settlement in April 2009, a decrease in costs associated with accounting services, and recognition of severance related costs associated with the departure of the Chief Operating Officer in June 2008. These decreases were offset by an increase in costs associated with the staff reduction in September 2009 and share-based compensation expense.

Interest and Other Income, Net. Interest and other income for 2009 was $28,000 compared to $0.2 million in 2008.  InsWeb’s investment portfolio consists entirely of cash and cash equivalents. InsWeb expects that returns received from its investment portfolio in the near future will be negligible given current economic conditions in the United States.

Income Taxes. InsWeb’s benefit from income taxes was $0 and $44,000 for the years ended December 31, 2009 and 2008.

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

Contingencies. As discussed in Part I, Item 3 (“Legal Proceedings”) and in Part II, Note 6 of Notes to Consolidated Financial Statements of this report, InsWeb is a defendant in: i) a class action lawsuit that alleges InsWeb violated certain federal securities laws at the time of its initial public offering; ii) a securities lawsuit alleging certain officers and directors and significant shareholders violated the short swing trading prohibition of Section 16(b) of the Securities Exchange Act. InsWeb cannot accurately predict the ultimate outcome of these matters at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in any of these actions. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Share-Based Compensation. InsWeb accounts for share-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” Under the provisions of ASC 718, share-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model. The BSM model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Generally, compensation cost is recognized over the requisite service period. However, to the extent performance conditions affect the vesting of an award, compensation cost will be recognized only if the performance condition is satisfied. Compensation cost will not be recognized, and any previously recognized compensation cost will be reversed, if the performance condition is not satisfied.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At January 1, 2009 and December 31, 2009, InsWeb had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively (none of which, if recognized, would favorably affect InsWeb’s effective tax rate). InsWeb does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, InsWeb had net operating loss carry forwards at December 31, 2009 of approximately $193 million and $77 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $3.6 million each. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table below and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2011 and 2012, respectively.

The carrying value of our deferred tax assets, which was approximately $71 million at December 31, 2009, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Year ended December 31,
	2009	2008
Cash used in operating activities	$(806)	$(754)
Cash used in investing activities	(2,109)	(656)
Cash provided by (used in) financing activities	78	(129)

At December 31, 2009, InsWeb’s principal source of liquidity was $6.4 million in cash and cash equivalents. Since inception, InsWeb has financed its operations primarily through the sale of preferred and common stock.

In 2009 net cash used by operating activities primarily consisted of InsWeb’s net loss of $1.3 million and an increase in accounts receivable of $0.6 million.  This was offset by noncash depreciation and amortization of $0.2 million and noncash share-based compensation of $0.8 million. In 2008, net cash used by operating activities primarily consisted of InsWeb’s net loss of $2.2 million and a decrease in accrued expenses of $0.4 million. This was offset by noncash depreciation and amortization of $0.2 million, noncash share-based compensation of $0.6 million, a decrease in accounts receivable of $1.0 million, an increase of prepaid expenses and other current assets of $0.1 million, and an increase of deferred revenue of $0.2 million.

Net cash used in investing activities in 2009 of $2.1 million was due to an increase of $2.1 million in restricted cash for the use as collateral to obtain a commercial credit line. Pursuant to the commercial credit agreement, the collateral value of the securities account should be no less than $2.0 million, based on investments held by the Company. As of December 31, 2009, restricted cash used as collateral for the credit line was $2.1 million. The collateral value may become unrestricted, if InsWeb elects to cancel the commercial credit agreement with the issuing bank. Net cash used in investing activities in 2008 of $0.7 million consisted primarily of $0.4 million of purchases of property and equipment and $0.3 million in notes receivable from employees.

Net cash provided by financing activities in 2009 of $78,000 are proceeds from the issuance of common stock through employee stock plans. Net cash used in financing activities in 2008 of $0.1 million resulted primarily from the cash settlement of an equity award of $0.9 million offset by $0.7 million in proceeds from the issuance of common stock through employee stock plans.

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

Item 6A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 7. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages F-1 to F-18.

INSWEB CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of InsWeb Corporation

We have audited the accompanying consolidated balance sheets of InsWeb Corporation (“Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InsWeb Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Sacramento, California
March 18, 2010

INSWEB CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$6,401	$9,238
Accounts receivable, net of allowances of $0 at 2009 and $8 at 2008	2,014	1,450
Prepaid expenses and other current assets	710	711
Restricted cash	2,105	—
Total current assets	11,230	11,399
Related party receivables	311	304
Property and equipment, net	109	249
Other assets	230	329
Total assets	$11,880	$12,281

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,113	$2,138
Accrued expenses	635	1,014
Deferred revenue	804	437
Total current liabilities	3,552	3,589
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2009 and 2008	—	—
Common stock, $0.001 par value. Authorized: 25,000 shares; 8,043 shares issued and 4,819 shares outstanding at 2009; and 8,004 shares issued and 4,780 shares outstanding at 2008	8	8
Paid-in capital	207,617	206,719
Treasury stock, 3,224 shares at 2009 and 2008	(6,334)	(6,334)
Accumulated other comprehensive income (loss)	—	1
Accumulated deficit	(192,963)	(191,702)
Total stockholders’ equity	8,328	8,692
Total liabilities and stockholders’ equity	$11,880	$12,281

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008

Revenues:
Transaction fees	$35,002	$37,275
Other	167	222
Total revenues	35,169	37,497
Operating expenses:
Direct marketing	23,397	26,650
Sales and marketing	6,588	5,982
Technology	3,418	3,292
General and administrative	3,055	4,024
Total operating expenses	36,458	39,948
Loss from operations	(1,289)	(2,451)
Interest income	28	244

Loss before income taxes	(1,261)	(2,207)
Income tax benefit	—	(44)
Net loss	$(1,261)	$(2,163)

Net loss per share:
Basic and diluted	$(0.26)	$(0.46)

Shares used in computing net loss per share:
Basic and diluted	4,796	4,703

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2009 and 2008
(Amounts in thousands, except per share amounts)

	Common Stock			Treasury Stock		Accumulated Other
	Shares	Amount	Paid-in Capital	Shares	Amount	Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, December 31, 2007	7,807	8	$ 206,208	(3,224)	$ (6,334)	$ —	$ (189,539)	$ 10,343
Issuance of shares through employee stock purchase plan and stock option plan	197	—	721	—	—	—	—	721
Share-based compensation expense	—	—	640	—	—	—	—	640
Cash settlement of equity award	—	—	(850)	—	—	—	—	(850)
Comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(2,163)	(2,163)
Comprehensive loss	—	—	—	—	—	—	—	(2,162)

Balances, December 31, 2008	8,004	8	206,719	(3,224)	(6,334)	1	(191,702)	8,692
Issuance of shares through employee stock purchase plan and stock option plan	39	—	78	—	—	—	—	78
Share-based compensation expense	—	—	820	—	—	—	—	820
Comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(1,261)	(1,261)
Comprehensive loss	—	—	—	—	—	—	—	(1,262)

Balances, December 31, 2009	8,043	$8	$207,617	(3,224)	$(6,334)	$—	$(192,963)	$8,328

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
(Amounts in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,261)	$(2,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	820	640
Depreciation and amortization	188	170
Net changes in operating assets and liabilities:
Accounts receivable	(564)	978
Prepaid expenses and other current assets	1	(115)
Other assets	54	(59)
Accounts payable	(25)	19
Accrued expenses	(379)	(411)
Deferred revenue	367	191
Interest on notes receivable from employees	(7)	(4)
Net cash used in operating activities	(806)	(754)
Cash flows from investing activities:
Redemptions of short-term investments	(1)	—
Change in restricted cash	(2,105)	—
Purchases of property, equipment and intangible assets	(3)	(356)
Note receivable from employees	—	(300)
Net cash used in investing activities	(2,109)	(656)
Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	78	721
Cash settlement of equity award	—	(850)
Net cash provided by (used in) financing activities	78	(129)
Net decrease in cash and cash equivalents	(2,837)	(1,539)
Cash and cash equivalents, beginning of year	9,238	10,777
Cash and cash equivalents, end of year	$6,401	$9,238

See accompanying notes.

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Business of InsWeb Corporation

InsWeb Corporation (“InsWeb”) operates an online insurance marketplace that electronically matches consumers and insurance providers. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, apply for and to receive insurance company-sponsored quotes for coverage for automobile, property and term life insurance.

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

InsWeb recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made.

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

Costs related to advertising and promotions of products are charged to sales and marketing expense as incurred. Direct marketing expense for the years ended December 31, 2009 and 2008 were $23,397,000 and $26,650,000, respectively.

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

InsWeb evaluates the recoverability of its long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.” ASC 360 requires the recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds fair value. InsWeb assesses the impairment of its long-lived assets annually or when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Concentration of risk—credit

Financial instruments that potentially subject InsWeb to concentrations of credit risk, as defined by ASC 825, “Financial Instruments,” consist principally of cash, cash equivalents, and accounts receivable. InsWeb deposits its cash and cash equivalents with various domestic financial institutions. Such deposits may exceed federal deposit insurance limits.

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

2.           Summary of Significant Accounting Policies (continued)

Concentration of risk—significant customers

For the year ended December 31, 2009, three insurance companies (Allstate, American Family, and State Farm) each accounted for 10%, of total revenues.  For the year ended December 31, 2008, NetQuote and two insurance companies (AIG, and Allstate) accounted for 16%, 14%, and 11% of total revenues, respectively.  At December 31, 2009, three customers (American Family, Insurance.com, and NetQuote) accounted for 16%, 13%, and 12% of accounts receivable, respectively. At December 31, 2008, one customer (NetQuote) accounted for 17% of accounts receivable.

Income taxes

Under the asset and liability method prescribed under ASC 740, “Income Taxes,” InsWeb recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At January 1, 2009 and December 31, 2009, InsWeb had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively (none of which, if recognized, would favorably affect InsWeb’s effective tax rate). InsWeb does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

InsWeb accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. No amounts were recognized for interest and penalties during the years ended December 31, 2009 and 2008.

Net loss per share

Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options had been exercised. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effect would be antidilutive.

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Year Ended December 31,
(In thousands, except per share amounts)	2009	2008

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(1,261)	$(2,163)

Denominator for net loss per share:
Basic—weighted average shares of common stock outstanding	4,796	4,703
Dilutive effect of employee stock options	—	—
Diluted	4,796	4,703

Net loss per share:
Basic and diluted—as reported	$(0.26)	$(0.46)

2.           Summary of Significant Accounting Policies (continued)

Potentially dilutive securities that are not included in the diluted net loss calculation because they would be antidilutive are employee stock options to purchase shares totaling 149,000 as of December 31, 2009 and 787,000 as of December 31, 2008.

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

Prior to January 1, 2006, options expired ten years from the date of grant; options granted subsequent to January 1, 2006 expire five years from the date of grant and options granted subsequent to September 1, 2009 expire two years from the date of grant.

Options outstanding and currently exercisable by exercise price at December 31, 2009 are as follows:

	Options Outstanding		Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Number Outstanding	Weighted Average Exercise Price
(in thousands, except contractual life and exercise price amounts)
$1.40-$2.03	116	1.77	116	$2.02
$2.05-$2.05	218	1.71	197	$2.05
$2.10-$2.79	525	5.07	499	$2.39
$2.85-$3.25	424	2.79	424	$3.00
$3.41-$4.85	426	2.81	426	$3.87
$4.95-$6.12	280	2.37	280	$5.20
$6.70-$101.00	196	2.24	196	$14.11
	2,185	3.08	2,138	$4.20

InsWeb has an Employee Stock Purchase Plan (the “Purchase Plan”) under which eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month purchase period. During 2009 and 2008 22,692 and 10,177 shares respectively, were distributed to employees at prices ranging from $1.97 per share to $6.01 per share. The weighted average fair values of the 2009 and 2008 awards were $1.97 and $5.51 per share, respectively.

 3.           Share-Based Payments (continued)

At December 31, 2009, InsWeb had 424,000 shares of its common stock reserved for future issuance under the Purchase Plan. The number of shares of common stock issuable under the 1999 Plan is increased by 50,000 shares each year until January 1, 2008 and no shares thereafter .

InsWeb accounts for share-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” Under the provisions of ASC 718, share-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model. The BSM model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Generally, compensation cost is recognized over the requisite service period. However, to the extent performance conditions affect the vesting of an award, compensation cost will be recognized only if the performance condition is satisfied. Compensation cost will not be recognized, and any previously recognized compensation cost will be reversed, if the performance condition is not satisfied.

The following table sets forth the total share-based compensation expense resulting from stock options and the Purchase Plan included in InsWeb’s operating expenses in its condensed consolidated statements of operations for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31
	2009	2008

Sales and marketing	$205	$170
Technology	89	59
General and administrative	526	411
Total share-based compensation expense	$820	$640

The fair value of share-based awards granted pursuant to InsWeb’s stock option plans was estimated using the Black-Scholes model with the following assumptions for the years ended December 31, 2009 and 2008:

	Year Ended December 31
	2009	2008

Expected term (in years)	2.55	3.44
Expected volatility	0.92	0.65
Risk-free interest rate	1.2%	1.9%
Expected dividend	—	—
Weighted-average fair value at grant date	$1.21	$5.05

The Black-Scholes model is also used to determine the fair value of the shares issued for the Purchase Plan for the years ended December 31, 2009 and 2008. In connection with the Purchase Plan, for 2009 and 2008, assumptions used for expected term (in years), volatility and risk-free interest rate were approximately 0.50, 1.01 and 0.3% for the year ended December 31, 2009 and 0.50, 0.66 and 0.4% for the year ended December 31, 2008.

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

3.           Share-Based Payments (continued)

Estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. When estimating forfeitures, InsWeb considers historical voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Activity under all of InsWeb’s stock option plans is as follows:

(in thousands, except exercise price amounts)	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price

Balances, December 31, 2007	—	1,953	$5.70
Additional shares reserved	1,500	—	—
Granted	(326)	326	$10.94
Exercised	—	(308)	$3.13
Canceled/forfeited	137	(137)	$15.22
Balances, December 31, 2008	1,311	1,834	$6.35
Additional shares reserved	96	—	—
Granted	(718)	718	$2.46
Exercised	—	(16)	$2.08
Canceled/forfeited	351	(351)	$12.28
Balances, December 31, 2009	1,040	2,185	$4.15

The aggregate intrinsic values of options outstanding and exercisable at December 31, 2009 and 2008 were $914,000 and $109,000, respectively. Aggregate intrinsic value represents the total intrinsic value (the aggregate difference between the closing stock price of InsWeb’s common stock on December 31, 2009 and 2008 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on December 31, 2009 and 2008, respectively. The total intrinsic value of options exercised for the years ended December 31, 2009 and 2008 were $16,000 and $1,713,000, respectively. The weighted-average remaining contractual terms of options outstanding and exercisable at December 31, 2009 and 2008 were 3.08 and 3.55 years, respectively.

As of December 31, 2009, there was $10,000 in unrecognized compensation cost for all stock options outstanding that were unvested. This amount is expected to be recognized over the weighted-average period of 1.3 years. InsWeb’s current practice is to issue new shares to satisfy share option exercises.

Cash received from stock option exercises and purchases under the Purchase Plan for December 31, 2009 and 2008 were $78,000 and $721,000.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)
4.  Fair Value Measurements

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	December 31,
	2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,313	$5,313	$—	$—
Restricted cash	2,105	2,105
Total	$7,418	$7,418	$—	$—

Cash equivalents and restricted cash include U.S. government obligations, money market funds and commercial paper from corporations whose credit ratings are P-1 by Moody’s or A-1 by Standard & Poor’s. For these securities, the Company uses quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments.

5.           Consolidated Financial Statement Details

Cash and cash equivalents

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2009	2008
Cash	$1,087	$1,289
Money market funds	128	2,006
Commercial paper	5,186	4,443
Government sponsored enterprises	—	1,500
	$6,401	$9,238

5.           Consolidated Financial Statement Details (continued)

InsWeb accounts for its short-term investments under ASC 320, “Investments Debt and Equity Securities”. Management determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. InsWeb holds no short-term investments at December 31, 2009 and 2008.

At December 31, 2009, the contractual maturities of InsWeb’s investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2009	2008
Prepaid payroll taxes	$172	$92
Prepaid insurance	131	124
Prepaid software licenses	122	295
Prepaid rent	95	90
Other	190	110
	$710	$711

Restricted Cash

As of December 31, 2009, restricted cash consists of $2.1 million in short-term investments used as collateral to obtain a commercial credit line. Pursuant to the commercial credit agreement the collateral value of the securities account should be no less than $2.0 million, based on investments held by the Company. As of December 31, 2009, restricted cash used as collateral for the credit line was $2.1 million. The collateral value may become unrestricted if InsWeb elects to cancel the commercial credit agreement with the issuing bank.

Related party receivables

As of December 31, 2009 and 2008, related party receivables relates to promissory notes totaling $300,000 received from three non-officer employees of InsWeb in exchange for cash.  These notes are unsecured loans with a per annum rate of 2.42%.  Principal and interest are payable in full on or before July, 2011.  It is not practicable to estimate the fair value of these financial instruments due to the nature of these transactions and because of the significance of the cost to obtain independent appraisals for this purpose.

Property and equipment

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2009	2008
Computer and office equipment	$730	$727
Furniture and fixtures	450	450
Leasehold improvements	687	687
Software	621	621
	2,488	2,485
Less accumulated depreciation	(2,379)	(2,236)
	$109	$249

Depreciation expense was $188,000 and $170,000 for the years ended December 31, 2009 and 2008.

5.           Consolidated Financial Statement Details (continued)

Other assets

Other assets consist of the following (in thousands):

	December 31,
	2009	2008
Deposits for operating leases	$75	$75
Intangible assets	150	195
Other	5	59
	$230	$329

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008

Accrued employee compensation	$430	$481
Deferred rent	150	262
Other	55	271
	$635	$1,014

6.           Commitments and Contingencies

Leases

InsWeb has a non-cancelable 10-year operating lease agreement through April 2011 for office space in the Sacramento area which houses its corporate headquarters. InsWeb has an option to extend the lease at the end of the lease term, and has the right of first refusal on other office space in the complex.

Net contractual lease commitments as of December 31, 2009 are summarized as follows (in thousands):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitment
2010	$ 1,078	$ (43)	$ 1,035
2011	359	—	359
Thereafter	—	—	—
	$1,437	$(43)	$1,394

Rent expense for the years ended December 31, 2009 and 2008 was $999,000 and $785,000.

6.           Commitments and Contingencies (continued)

Securities Class Action

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than
300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. While the District Court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Because of the significant technical barriers presented by the Court’s decision, the parties withdrew the proposed settlement and the plaintiffs filed an amended complaint. Representatives of all of the parties to the IPO litigation agreed to a revised settlement; as with the earlier settlement, the revised settlement proposal does not require InsWeb to contribute and cash. The revised settlement was approved by the District Court on October 5, 2009, but a few plaintiffs appealed the approval to the Second Circuit Court of Appeal. There is no assurance that the new settlement will be upheld on appeal. If the settlement is not upheld, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but the plaintiff may appeal this order to the Ninth Circuit Court of Appeal. If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

7.           Income Taxes

InsWeb’s income tax benefit was $0 and $44,000for the years ended December 31, 2009 and 2008 respectively.

For tax return purposes, InsWeb had net operating loss carry forwards at December 31, 2009 of approximately $193 million and $77 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $3.6 million each. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table below and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2011 and 2012, respectively.

The components of the net deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2009	2008
Net operating loss carry forwards	$68,599	$67,529
Tax credit carry forwards	958	958
Accruals and allowances	55	93
Other	895	875
	70,507	69,455
Less valuation allowance	(70,507)	(69,455)
Net deferred tax asset	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, InsWeb has recorded a valuation allowance against its net deferred tax asset. The valuation allowance recorded for the year ended December 31, 2009 increased by $1,052,000 and decreased by $351,000 in 2008.

The valuation allowance in both 2008 and 2009 includes $2.7 million related to excess tax benefits of stock option deductions prior to the adoption of ASC Topic 718. The benefits will increase additional paid-in capital when realized.

7.           Income Taxes (continued)

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2009	2008
Federal tax (benefit) at statutory rate	34%	34%
Share based compensation	(21)%	6%
Other	(1)%	15%
Adjustment due to change in valuation allowance	(12)%	(57)%
Provision for income taxes	—%	(2)%

Under the asset and liability method prescribed under ASC 740, “Income Taxes,” InsWeb recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At January 1, 2009 and December 31, 2009, InsWeb had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively (none of which, if recognized, would favorably affect InsWeb’s effective tax rate). InsWeb does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008
Balance at January 1	$300	$300
Increases (decrease) related to prior year tax positions	—	—
Increases related to current year tax positions	—	—
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—
Balance at December 31	$300	$300

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Statements of Operations. InsWeb, however, did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2009 and 2008.

InsWeb files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. InsWeb is subject to U.S. federal and state examination for the calendar tax years ending 1996 through 2009.

8.           Employee Benefit Plan

InsWeb has a defined contribution plan offered to all eligible employees, which is qualified under section 401(k) of the Internal Revenue Code. InsWeb will match 50% of the first 8% of elective contributions made by each qualifying employee in 2009 and 50% of the first 6% in 2008 and 2007. Each participant is 100% vested in elective contributions and is incrementally vested one-third at the end of each of three consecutive years of service in employer contributions. Employer contributions for the years ended December 31, 2009 and 2008 were $137,000 and $118,000.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation using criteria established in Internal Control – Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(c)
Changes in internal control over financial reporting. There has been no change in InsWeb’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to affect, InsWeb’s internal control over financial reporting.

Item 8A(T).  Controls and Procedures.

Not applicable.

Item 8B. Other Information.

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

Item 9. Directors and Executive Officers and Corporate Governance.

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

Item 10. Executive Compensation.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Executive Compensation and Other Matters.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Certain Relationships and Related Transactions, and Director Independence.”

Item 13. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Principal Accountant Fees and Services.”

PART IV

Item 14. Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this Form:

1.           Financial Statements:

2.           Financial Statement Schedules:

The following financial statement schedule of InsWeb Corporation for the years ended December 31, 2009 and 2008 is filed as part of this report and should be read in conjunction with the consolidated financial statements of InsWeb Corporation.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2010.

INSWEB CORPORATION

By:	/s/ KIRAN RASARETNAM
Kiran Rasaretnam Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive Officer	March 18, 2010
Hussein A. Enan

/s/ KIRAN RASARETNAM	Chief Financial Officer (Principal Financial Officer)	March 18, 2010
Kiran Rasaretnam

/s/ STEVEN J. YASUDA	Chief Accounting Officer (Principal Accounting Officer)	March 18, 2010
Steven J. Yasuda

/s/ JAMES M. CORROON	Vice Chairman of the Board	March 18, 2010
James M. Corroon

/s/ DENNIS H. CHOOKASZIAN	Director	March 18, 2010
Dennis H. Chookaszian

/s/ THOMAS W. ORR	Director	March 18, 2010
Thomas W. Orr

/s/ ROBERT A. PUCCINELLI	Director	March 18, 2010
Robert A. Puccinelli

INSWEB CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2009

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

[Missing Graphic Reference]
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

INSWEB CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2009 and 2008

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2009:
Allowance for doubtful accounts	$8,000	$ —	$ —	$(8,000)	$—
Year ended December 31, 2008:
Allowance for doubtful accounts	$36,000	$—	$—	$(28,000)	$8,000