Form 10-Q
period 2010-05-12
INSWEB CORP
filed 2010-05-12
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on April 30, 2010 were 4,829,823 shares.

FORM 10-Q
INSWEB CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$7,660	$6,401
Short-term investments	1,278	-
Accounts receivable, net	2,589	2,014
Prepaid expenses and other current assets	355	710
Restricted cash and short-term investments	950	2,105
Total current assets	12,832	11,230
Related party receivables	313	311
Property and equipment, net	80	109
Other assets	216	230
Total assets	$13,441	$11,880

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,362	$2,113
Accrued expenses	451	635
Deferred revenue	1,671	804
Total current liabilities	4,484	3,552

Commitments and contingencies

Stockholders’ equity:
Common stock	8	8
Paid-in capital	207,753	207,617
Treasury stock	(6,334)	(6,334)
Unrealized loss on available-for-sale securities	(6)	-
Accumulated deficit	(192,464)	(192,963)
Total stockholders’ equity	8,957	8,328
Total liabilities and stockholders’ equity	$13,441	$11,880

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Transaction fees	$9,458	$9,484
Other	42	42
Total revenues	9,500	9,526

Operating expenses:
Direct marketing	6,428	6,545
Sales and marketing	1,334	1,770
Technology	502	958
General and administrative	738	803
Total operating expenses	9,002	10,076
Income (loss) from operations	498	(550)
Interest income	5	14

Income (loss) before income taxes	503	(536)

Provision (benefit) for income taxes	4	(35)

Net income (loss)	$499	$(501)

Net income (loss) per share:
Basic	$0.10	$(0.10)
Diluted	$0.09	$(0.10)

Weighted-average shares used in computing per share amounts
Basic	4,824	4,787
Diluted	5,382	4,787

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$499	$(501)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Share-based compensation	118	101
Depreciation and amortization	40	47
Interest income from related party receivables	(2)	(2)
Net changes in operating assets and liabilities:
Accounts receivable	(575)	(2,033)
Prepaid expenses and other current assets	357	167
Other assets	1	17
Accounts payable	249	1,226
Accrued expenses	(184)	19
Deferred revenue	867	(15)
Net cash provided (used) by operating activities	1,370	(974)

Cash flows from investing activities:
Change in restricted cash	1,155	(2,229)
Purchases of restricted and unrestricted short-term investments	(1,285)	(1,998)
Net cash used in investing activities	(130)	(4,227)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	19	22
Net cash provided by financing activities	19	22
Net increase (decrease) in cash and cash equivalents	1,259	(5,179)
Cash and cash equivalents, beginning of period	6,401	9,238
Cash and cash equivalents, end of period	$7,660	$4,059

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business of InsWeb

InsWeb operates an online insurance marketplace that electronically matches consumers and providers of automobile, property, health, term life insurance and small business insurance. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with insurance companies, agents and other providers to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, and apply for and receive quotes for coverage for automobile, property, health, term life and small business insurance. Management believes that InsWeb provides insurance providers with pre-qualified consumers at attractive acquisition costs, with the scalable, cost-efficient distribution capabilities of InsWeb’s Internet-based model.

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website (“Sponsored Web Link” program). In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through.”  InsWeb also distributes leads to (and buys leads from) other lead aggregators/lead distributors, such as NetQuote.  In these situations, InsWeb receives a share of the revenues earned by these aggregators on leads we send them (and pays them a share of revenues we earn on leads we receive from them).

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

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009 and of cash flows for the three months ended March 31, 2010 and 2009. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any future period.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The Company believes the disclosures in its notes to the condensed consolidated financial statements are adequate to make the information presented not misleading.

InsWeb has evaluated subsequent events through the time of filing these financial statements. Based upon the evaluation, there was no material impact on InsWeb’s consolidated financial statements.

3. Share-Based Payments

InsWeb maintains a stock option plan and an employee stock purchase plan. The following table sets forth the total share-based compensation expense relating to these plans included in InsWeb’s operating expenses in its condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009

Technology	$10	$5
Sales and marketing	16	28
General and administrative	92	68
	$118	$101

4. Concentration of Risk — Significant Customers

In many cases, InsWeb has separate contractual relationships with an insurance carrier and the individual agents who are appointed to produce business for that carrier. For the purpose of determining concentration of risk, we view the appointed agents as separate customers unless the insurance carrier is responsible for payment of fees generated by the agent’s lead purchases. For the three months ended March 31, 2010, three customers (State Farm, American Family, and NetQuote) accounted for 15%, 11%, and 11% of total revenues, respectively. For the three months ended March 31, 2009, two customers (American Family and NetQuote) each accounted for 10% of total revenues. At March 31, 2010, three customers (21st Century, American Family, and NetQuote) accounted for 20%, 12%, and 11% of accounts receivable, respectively. At December 31, 2009, three customers (American Family, Insurance.com, and NetQuote) accounted for 16%, 13%, and 12% of accounts receivable, respectively.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.  Fair Value Measurements

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	March 31,
	2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,988	$5,988	$—	$—
Short-term investments	1,278	1,278
Restricted cash and short-term investments	950	950
Total	$8,216	$8,216	$—	$—

Cash equivalents and restricted cash include certificates of deposit, money market funds and commercial paper from corporations whose credit ratings are P-1 by Moody’s or A-1 by Standard & Poor’s. For these securities, the Company uses quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments.

6. Related Party Receivables

As of March 31, 2010 and December 31, 2009, related party receivables relate to promissory notes totaling $300,000 from three non-officer employees of InsWeb in exchange for cash and the related interest accrued on these notes.  These notes are unsecured loans with a per annum rate of 2.42%.  Principal and interest are payable in full on or before July, 2011.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2010	December 31, 2009

Prepaid software licenses	$129	$122
Prepaid payroll taxes	-	172
Prepaid insurance	49	131
Prepaid rent and current portion of lease deposits	96	95
Other	81	190
	$355	$710

8. Restricted Cash and Short-Term Investments

As of March 31, 2010, restricted cash and short-term investments consist of $950,000 used as collateral to obtain a commercial credit line. Pursuant to the agreement the collateral value of the securities account should be no less than $900,000, based upon the net margin percentage of the investment portfolio holdings. The collateral value may become unrestricted, upon notification from InsWeb to the issuing bank.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2010	December 31, 2009

Deferred rent	$123	$150
Accrued employee compensation	267	430
Other	61	55
	$451	$635

10. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (in thousands):

	Three months ended March 31,
	2010	2009

Net income (loss)	$499	$(501)
Other comprehensive income (expense) - change in unrealized gain (loss) on investments	(6)	1
Comprehensive income (loss)	$493	$(500)

11. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income (loss) per share is a measure of the potential dilution that would occur if stock options had been exercised. Potentially dilutive securities of 55,000 shares have been excluded from the computation of diluted net loss per share, for the three months ended March 31, 2009, as their effect would be anti-dilutive.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income per share of common stock:

	Three months ended March 31,
(In thousands, except per share amounts)	2010	2009

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common stockholders	$499	$(501)

Denominator for net income (loss) per share:
Basic—weighted average shares of common stock outstanding	4,824	4,787
Dilutive effect of employee stock options	558	—
Diluted	5,382	4,787

Net income (loss) per share:
Basic	$0.10	$(0.10)
Diluted	$0.09	$(0.10)

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

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. Commitments and Contingencies (continued)

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Actgroup of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but plaintiffs may appeal this order to the Ninth Circuit Court of Appeal.  If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, fluctuations in revenues, anticipated and unanticipated losses, the unpredictability of consumer shopping and/or buying behavior, especially on the internet, potential increases in advertising and marketing costs on the internet, the rate of participation by insurance companies and agents, reliance on key customers, who are themselves subject to volatility in their operating cycles, reliance on  third party lead aggregators who provide leads to their networks of insurance providers on InsWeb’s behalf, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, litigation in which InsWeb is a party, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2009 and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

Overview

InsWeb (the “Company,” “InsWeb,” “we,” “us,” or “our”) operates an online insurance marketplace that electronically matches consumers and providers of automobile, property, health, term life and small business insurance. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with insurance companies, agents and other providers to develop an integrated online marketplace.

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

We have focused our efforts on automobile insurance, which accounted for approximately 83% and 84% of our transaction revenues in 2009 and 2008 respectively. For the three month period ending March 31, 2010, automobile insurance accounted for 82% of our transaction revenues.  For the comparable three month period in 2009, automobile insurance accounted for approximately 84% of transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

Results of Operations

The following financial highlights and key metrics are provided as a resource for our investors

	Three months Ended
	March 31,	March 31,
	2010	2009
Revenues (in thousands):
Auto	$7,769	$7,986
Property	992	895
Term life	481	449
Agent directory	101	111
Other	115	43
Total transaction fees	$9,458	$9,484

Direct marketing costs (in thousands):	$6,428	$6,545

Direct marketing costs as a percent of transaction revenues:	68%	69%

Cash, cash equivalents, short-term investments and restricted cash and short-term investments (in thousands):	$9,888	$8,286
Account receivable (in thousands):	$2,589	$3,483
Day sales outstanding (DSO):	22	23
Headcount:	62	89

Transaction Fees.

Automobile insurance transaction fees (consisting of lead fees and click through fees) decreased to $7.8 million for the three months ended March 31, 2010, from $8.0 million for the comparable period in 2009. Revenue per consumer was $1.40 for the three months ended March 31, 2010, a decrease from $2.75 for the comparable period in 2009. The decrease in revenue per consumer is a direct result of more consumers being acquired through other lead aggregators.  Consumers acquired through aggregators generate less revenue since we are only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators. We expect revenue per consumer to remain at current levels for the remainder of 2010 as we do not expect significant changes in our marketing sources.

Property insurance transaction fees (consisting primarily of lead fees) increased to $1.0 million for the three months ended March 31, 2010 compared to $0.9 million for the same period in 2009.  Revenue per consumer was $1.35 for the three months ended March 31, 2010, a decrease from $4.77 for the comparable period in 2009. The decrease in revenue per consumer can be partially attributed to more consumers being acquired through other lead aggregators. Consumers acquired through other aggregators generate less revenue since we are only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators.  We expect revenue per consumer to remain at current levels for the remainder of 2010, as we do not expect significant changes in our marketing sources.

Term life insurance transaction fees (consisting primarily of lead fees) increased to $0.5 million for the three months ended March 31, 2010 from $0.4 million for the comparable period in 2009.  Revenue per consumer was $5.66 for the three months ended March 31, 2010, a decrease from $10.37 for the comparable period in 2009. The decrease in revenue per consumer can be partially attributed to more consumers being acquired through other lead aggregators. Consumers acquired through other aggregators generate less revenue since we are only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators. The increase in term life transaction revenues in 2010 compared to 2009 is primarily due to continued expansion of term life lead distribution to agents through our AgentInsider program.

We expect auto, property and term life transaction fees to remain at current levels for the remainder of 2010.

Transaction Fees (continued).

Agent directory revenues (consisting of subscription revenue and advertising revenues) remained level at $0.1 million for the three months ended March 31, 2010 and 2009. Agent directory revenues are expected to remain at current levels for the remainder of 2010.

Fees from sales of leads in all other lines of business (including health and small business) were immaterial and are expected to decrease in the fourth quarter.

Operating Expenses

	Three months ended March 31,		Percentage change from
(in thousands, except percentages)	2010	2009	prior period

Operating expenses:
Direct marketing	$6,428	$6,545	(2)%
Sales and marketing	1,334	1,770	(25)%
Technology	502	958	(48)%
General and administrative	738	803	(8)%

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

Direct marketing expenses for the three months ending March 31, 2010 decreased to $6.4 million from $6.5 million for the comparable period in 2009. Direct marketing expenses as a percent of total revenues were 68% for the three months ended March 31, 2010, compared to 69% for the comparable period in 2009. Direct marketing expenses per consumer for all products were $0.84 for the three months ended March 31, 2010, a decrease from $1.60 for the comparable period in 2009. The preceding numbers reflect a significant increase in consumers acquired through InsWeb’s agent directory program, with minimal costs associated with the acquisition of these consumers. Also, more consumers were acquired from other aggregators with whom we have revenue sharing arrangements. As mentioned earlier, consumers acquired through other aggregators generate less revenue per consumer. As a result, direct marketing expenses per consumer, excluding consumers acquired through the agent directory, fell to $0.97 for the three months ending March 31, 2010 from $2.04 for the comparable period in 2009.

We expect direct marketing levels to remain at current levels for the remainder of 2010 as we do not expect significant changes in our marketing sources.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our sales and marketing personnel. Sales and marketing expenses decreased to $1.3 million for the three months ended March 31, 2010, from $1.8 million for the comparable period in 2009. The decrease was due to a reduction in headcount related expenses in 2010 compared to 2009. Sales and marketing expenses are expected to remain at or near current levels.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with our technology initiatives. Technology expenses decreased to $0.5 million for the three months ended March 31, 2010, from $1.0 million for the comparable period in 2009. The decrease was primarily due to a reduction in headcount related expenses in 2010 compared to 2009.  Technology expenses are expected to remain at or near current levels.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $0.7 million for the three months ended March 31, 2010 from $0.8 million for the comparable period in 2009. The decrease was primarily due to a reduction in headcount related expenses in 2010 compared to 2009. General and administrative expenses are expected to remain at or near current levels.

Income Taxes.

A provision of $4,000 for income taxes was recognized for the three months ended March 31, 2010, compared to a benefit from income taxes of $35,000 for the three months ended March 31, 2009.

Interest Income

Interest income was $5,000 for the three months ended March 31, 2010, a decrease from $14,000 for the comparable period in 2009 relating to the decrease in InsWeb’s cash and investment balances and decrease in yield on InsWeb’s investment securities. Interest income represents interest earned on InsWeb’s investment securities.

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

Revenue Recognition. InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. In some cases, the insurance company may fund the cost of these transactions in advance of the actual delivery of leads.  In these instances, InsWeb receives the cash, and shows a liability on the balance sheet in the form of deferred revenue. While quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website (“Sponsored Web Link” program). In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through.” InsWeb recognizes revenue when (i) persuasive evidence of an arrangement between InsWeb and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectability of the sales price is reasonably assured.

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

Share-Based Compensation. InsWeb accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model. The BSM model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Generally, compensation cost is recognized over the requisite service period. However, to the extent performance conditions affect the vesting of an award; compensation cost will be recognized only if the performance condition is satisfied. Compensation cost will not be recognized, and any previously recognized compensation cost will be reversed, if the performance condition is not satisfied.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2008 and December 31, 2009, InsWeb had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively (none of which, if recognized, would favorably affect InsWeb’s effective tax rate). InsWeb does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Cash provided (used) by operating activities	$1,370	$(974)
Cash used in investing activities	(130)	(4,227)
Cash provided by financing activities	19	22

At March 31, 2010, InsWeb’s principal source of liquidity was $7.7 million in cash and cash equivalents. Since inception, we have financed our operations primarily through the sale of preferred and common stock.

For the three months ended March 31, 2010, net cash provided by operating activities was $1.4 million, primarily consisting of our net income adjusted for non-cash share-based compensation and depreciation and amortization of property, equipment and intangible assets of $0.7 million.  An increase in accounts receivable of $0.6 million and a decrease in accrued expenses of $0.2 million decreased cash provided by operations, while an increase in accounts payable of $0.2 million, a decrease in prepaid expenses and other assets of $0.4 million, and an increase in deferred revenue of $0.9 million increased cash provided by operations.  For the comparable three months ended March 31, 2009, net cash used by operating activities was $1.0 million, primarily consisting of our net loss adjusted for non-cash share-based compensation and depreciation and amortization of property, equipment and intangible assets of $0.4 million.  An increase in accounts receivable of $2.0 million decreased cash provided by operations, but was partially offset by an increase in accounts payable of $1.2 million and a decrease in prepaid expenses and other assets of $0.2 million.

For the three months ended March 31, 2010, net cash used in investing activities was $0.1 million consisting of a decrease in cash restricted for the use as collateral to obtain a commercial credit line of $1.2 million offset by purchases of short term investments of $1.3 million. InsWeb uses this commercial credit line for many of its larger, recurring accounts payable and will earn a cash rebate of approximately 50-95 basis points, dependent upon the purchase volume during the 2010 calendar year.  For the comparable three months ended March 31, 2009 net cash used in investing activities was $4.2 million representing $2.0 million relating to purchases of short term investments and $2.2 million relating to cash restricted for the use as collateral to obtain a commercial credit line.

For the three months ended March 31, 2010 and 2009, net cash provided by financing activities was $19,000 and $22,000 respectively, and was primarily attributable to proceeds from employee stock plans.

We have a non-cancelable 10-year operating lease agreement through April 2011 for office space in the Sacramento area which currently houses our corporate headquarters. We have options to extend the lease at the end of the lease term, and have the right of first refusal on other office space in the complex.

Aggregate contractual cash obligations, net of contractual sublease income, as of March 31, 2010 is summarized as follows (in thousands):

	Gross lease commitments	Sublease income	Net lease commitment
Year ending December 31, 2010	809	(27)	782
Year ending December 31, 2011	359	—	359
Thereafter	—	—	—
	$1,168	$(27)	$1,141

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

Reconciliation of Non-GAAP Financial Measure

In evaluating InsWeb's business, the Company's management considers and uses Adjusted EBITDA as a supplemental measure of operating performance. Adjusted EBITDA refers to a financial measure that the Company defines as net income (loss) excluding interest, taxes, depreciation, amortization, share-based compensation, and other non-recurring gains and losses that are not related to the Company's continuing operations. This measure is an essential component of InsWeb's internal planning process because it facilitates period-to-period comparisons of the Company's operating performance by eliminating potential differences in net income (loss) caused by the existence and timing of non-cash charges and non-recurring gains and losses. Furthermore, Adjusted EBITDA reflects the key revenue and expense items for which InsWeb's operating managers are responsible.

InsWeb Corporation
NON-GAAP FINANCIAL MEASURE AND RECONCILIATION
(In thousands)
(unaudited)
	Three months ended
	March 31,	December 31,	March 31,
	2010	2009	2009
Net income (loss)	$ 499	$ 705	$ (501)
Less
Interest income	5	5	14
Add
Provision (benefit) for income taxes	4	-	(35)
Share-based compensation expense	118	28	101
Depreciation and amortization of property, equipment and intangible assets from continuing operations	40	46	47
Severance and related	-	11	-
Adjusted EBITDA from continuing operations	$ 656	$ 785	$ (402)

Adjusted EBITDA is not a measurement of the Company's financial performance under U.S. GAAP and has limitations as an analytical tool. You should not consider it in isolation or as a substitute for the Company's U.S. GAAP net income (loss). The principal limitations of this measure are that: 1) it does not reflect the Company's actual expenses and may thus have the effect of inflating or reducing the Company's net income (loss) and net income (loss) per share; and 2) it may not be comparable to Adjusted EBITDA as reported by other companies.

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

(b)
There has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The outcome of current discussions with potential acquisition targets is uncertain, and any acquisition may not improve our operating results.

We recently announced our intention to explore two acquisitions that we believe have the potential for accelerating profitable growth by expansion into other product lines and bolstering our marketing expertise. The discussions with the potential acquisition targets are in the very early stages and InsWeb is unable to predict whether either opportunity would meet our requirements; and therefore we cannot determine if an acquisition will take place. The process of evaluating acquisitions and conducting due diligence reviews is time consuming and may distract our senior managers from their other duties, which may harm our business. In addition, any acquisition that is completed may not provide the improvement to our operating results that we expect because of a variety of factors, including difficulties associated with integrating the acquired company into our existing operations. If an acquisition does not improve our operating results, our business could be harmed.

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