Form 10-Q
period 2010-08-04
INSWEB CORP
filed 2010-08-05
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2010), as reported on the Nasdaq Capital Market, was approximately $10,980,000. Registrant is a smaller reporting company as defined in Regulation S-K. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 30, 2010 were 4,848,323 shares.

FORM 10-Q
INSWEB CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	June 30,2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$8,623	$6,401
Short-term investments	1,282	-
Accounts receivable, net	3,163	2,014
Prepaid expenses and other current assets	431	710
Restricted cash equivalents and short-term investments	950	2,105
Total current assets	14,449	11,230
Related party receivables	315	311
Property and equipment, net	61	109
Other assets	204	230
Total assets	$15,029	$11,880

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,641	$2,113
Accrued expenses	480	635
Deferred revenue	1,399	804
Total current liabilities	5,520	3,552

Commitments and contingencies

Stockholders’ equity:
Common stock	8	8
Paid-in capital	208,009	207,617
Treasury stock	(6,334)	(6,334)
Unrealized loss on available-for-sale securities	(3)	-
Accumulated deficit	(192,171)	(192,963)
Total stockholders’ equity	9,509	8,328
Total liabilities and stockholders’ equity	$15,029	$11,880

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Transaction fees	$9,108	$7,941	$18,566	$17,425
Other	42	42	84	84
Total revenues	9,150	7,983	18,650	17,509

Operating expenses:
Direct marketing	6,116	5,334	12,544	11,879
Sales and marketing	1,329	1,671	2,663	3,441
Technology	568	901	1,070	1,859
General and administrative	848	643	1,586	1,446
Total operating expenses	8,861	8,549	17,863	18,625
Income (loss) from operations	289	(566)	787	(1,116)
Interest income	7	6	12	20

Income (loss) before income taxes	296	(560)	799	(1,096)

Provision for income taxes	3	35	7	—

Net income (loss)	$293	$(595)	$792	$ (1,096)

Net income (loss) per share:
Basic	$0.06	$(0.12)	$0.16	$(0.23)
Diluted	$0.05	$(0.12)	$0.14	$(0.23)

Weighted-average shares used in computing per share amounts
Basic	4,836	4,791	4,830	4,789
Diluted	5,578	4,791	5,481	4,789

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$792	$(1,096)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Share-based compensation	314	148
Depreciation and amortization	77	95
Interest income from related party receivables	(4)	(3)
Net changes in operating assets and liabilities:
Accounts receivable	(1,149)	(527)
Prepaid expenses and other current assets	279	258
Other assets	4	35
Accounts payable	1,528	(74)
Accrued expenses	(155)	(245)
Deferred revenue	595	28
Net cash provided (used) by operating activities	2,281	(1,381)

Cash flows from investing activities:
Change in restricted cash equivalents and short-term investments	1,155	(2,105)
Purchases of restricted and unrestricted short-term investments	(1,285)	-
Purchases of property and equipment	(7)	(3)
Net cash used in investing activities	(137)	(2,108)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	78	23
Net cash provided by financing activities	78	23
Net increase (decrease) in cash and cash equivalents	2,222	(3,466)
Cash and cash equivalents, beginning of period	6,401	9,238
Cash and cash equivalents, end of period	$8,623	$5,772

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

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through” or upon the completion of a application. InsWeb also distributes leads to (and buys leads from) other lead aggregators/lead distributors, such as NetQuote.  In these situations, InsWeb receives a share of the revenues earned by these aggregators on leads we send them (and pays them a share of revenues we earn on leads we receive from them).

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

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009 and of cash flows for the six months ended June 30, 2010 and 2009. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any future period.

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

3. Share-Based Payments

InsWeb maintains a stock option plan and an employee stock purchase plan. The following table sets forth the total share-based compensation expense relating to these plans included in InsWeb’s operating expenses in its condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Technology	$20	$1	$30	$7
Sales and marketing	34	17	50	45
General and administrative	142	28	234	96
	$196	$46	$314	$148

4. Concentration of Risk — Significant Customers

In many cases, InsWeb has separate contractual relationships with an insurance carrier and the individual agents who are appointed to produce business for that carrier. For the purpose of determining concentration of risk, we view the appointed agents as separate customers unless the insurance carrier is responsible for payment of fees generated by the agent’s lead purchases. For the three and six months ended June 30, 2010, three customers (State Farm, American Family, and Allstate) accounted for 16%, 12%, and 11%, and 15%, 11%, and 10% of total revenues, respectively. For the three months ended June 30, 2009, three customers (Insurance.com, State Farm, and Allstate) each accounted for 10% of total revenues, respectively.  For the six months ended June 30, 2009, one customer (Allstate) accounted for 10% of total revenues.  At June 30, 2010, three customers (21st Century, American Family, and SureHits) accounted for 17%, 13%, and 13% of accounts receivable, respectively. At December 31, 2009, three customers (American Family, Insurance.com, and NetQuote) accounted for 16%, 13%, and 12% of accounts receivable, respectively.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.  Fair Value Measurements

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$7,693	$—	$—
Short-term investments	1,282
Restricted cash equivalents and short-term investments	950
Total	$9,925	$—	$—

Cash equivalents, short-term investments, restricted cash equivalents and short-term investments include certificates of deposit, money market funds and commercial paper from corporations whose credit ratings are P-1 by Moody’s or A-1 by Standard & Poor’s. For these securities, the Company uses quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments.

6. Related Party Receivables

As of June 30, 2010 and December 31, 2009, related party receivables relate to promissory notes totaling $300,000 from three non-officer employees of InsWeb in exchange for cash and the related interest accrued on these notes.  These notes are unsecured loans with a per annum rate of 2.42%.  Principal and interest are payable in full on or before July, 2011.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2010	December 31, 2009

Prepaid software licenses	$80	$122
Prepaid payroll taxes	-	172
Prepaid insurance	146	131
Prepaid rent and current portion of lease deposits	97	95
Other	108	190
	$431	$710

8. Restricted Cash Equivalents and Short-Term Investments

As of June 30, 2010, restricted cash equivalents and short-term investments consist of $950,000 in short-term investments used as collateral to obtain a commercial credit line. Pursuant to the agreement the collateral value of the securities account should be no less than $900,000, based upon the net margin percentage of the investment portfolio holdings. The collateral value may become unrestricted, upon notification from InsWeb to the issuing bank.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)
9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2010	December 31, 2009

Deferred rent	$95	$150
Accrued employee compensation	365	430
Other	20	55
	$480	$635

10. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income (loss)	$293	$(595)	$792	$(1,096)
Other comprehensive income (loss) - change in unrealized gain or loss on investments	3	—	(3)	—
Comprehensive income (loss)	$296	$(595)	$789	$(1,096)

11. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income (loss) per share is a measure of the potential dilution that would occur if stock options had been exercised. Potentially dilutive securities of 108,000 and 81,000 shares have been excluded from the computation of diluted net loss per share, for the three and six months ended June 30, 2009, as their effect would be anti-dilutive.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income (loss) per share of common stock:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2009	2009	2010	2009

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common stockholders	$293	$(595)	$792	$(1,096)

Denominator for net income (loss) per share:
Basic—weighted average shares of common stock outstanding	4,836	4,791	4,830	4,789
Dilutive effect of employee stock options	742	—	651	—
Diluted	5,5788	4,7911	5,4811	4,7899

Net income (loss) per share:
Basic	$0.06	$(0.12)	$0.16	$(0.23)
Diluted	$0.05	$(0.12)	$0.14	$(0.23)

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

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. Commitments and Contingencies (continued)

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act group of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but plaintiffs appealed this order to the Ninth Circuit Court of Appeal.  If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

We have focused our efforts on automobile insurance, which accounted for approximately 83% and 84% of our transaction revenues in 2009 and 2008 respectively. For the six month period ending June 30, 2010, automobile insurance accounted for 82% of our transaction revenues.  For the comparable six month period in 2009, automobile insurance accounted for approximately 83% of transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

Results of Operations

The following financial highlights and key metrics are provided as a resource for our investors

	Three months Ended		Six months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues (in thousands):
Auto	$7,480	$6,554	$15,249	$14,540
Property	960	860	1,952	1,755
Term life	488	359	969	808
Agent directory	107	123	208	234
All other	73	45	188	88
Total transaction fees	$9,108	$7,941	$18,566	$17,425

Direct marketing costs (in thousands):	$6,116	$5,334	$12,544	$11,879

Direct marketing costs as a percent of revenues:	67%	67%	67%	68%

Cash, cash equivalents, short-term investments and restricted cash equivalents and short-term investments (in thousands):	$10,855	$7,877	$10,855	$7,877
Account receivable (in thousands):	$3,163	$1,977	$3,163	$1,977
Day sales outstanding (DSO):	29	31	29	31
Staffing:	61	87	61	87

Transaction Fees.

Automobile insurance transaction fees (consisting of lead fees and click through fees) increased to $7.5 million and $15.2 million for the three and six months ended June 30, 2010, from $6.6 million and $14.5 million for the comparable periods in 2009. The increase in revenue is primarily attributed to a significant increase in traffic for the three and six months ended June 30, 2010 through other lead aggregators, and also continued expansion of the AgentInsider platform (insurance agent network). Revenue per consumer was $0.57 and $0.82 for the three and six months ended June 30, 2010, a decrease from $2.76 and $2.75 for the comparable periods in 2009. The decrease in revenue per consumer is a direct result of more consumers being acquired through other lead aggregators.  Consumers acquired through other aggregators generate less revenue since we are only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators.

Property insurance transaction fees (consisting primarily of lead fees) increased to $1.0 million and $2.0 million for the three and six months ended June 30, 2010 compared to $0.9 million and $1.8 million for the same periods in 2009. The increase in revenue is primarily attributed to a significant increase in traffic for the three and six months ended June 30, 2010 through other lead aggregators. Revenue per consumer was $1.17 and $1.26 for the three and six months ended June 30, 2010, a decrease from $2.93 and $3.38 for the comparable periods in 2009. The decrease in revenue per consumer can be partially attributed to more consumers being acquired through other lead aggregators. Consumers acquired through other aggregators generate less revenue since we are only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators.  We expect revenue per consumer to remain at current levels for the remainder of 2010, as we do not expect significant changes in our marketing sources.

Term life insurance transaction fees (consisting primarily of lead fees) increased to $0.5 million and $1.0 million for the three and six months ended June 30, 2010 from $0.4 million and $0.8 million for the comparable periods in 2009.  Revenue per consumer was $3.06 and $3.97 for the three and six months ended June 30, 2010, a decrease from $20.20 and $13.24 for the comparable periods in 2009. The decrease in revenue per consumer can be partially attributed to more consumers being acquired through other lead aggregators. Consumers acquired through other aggregators generate less revenue since we are only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators. The increase in term life transaction revenues in 2010 compared to 2009 is primarily due to continued expansion of term life lead distribution to agents through our AgentInsider program.

Transaction Fees (continued).

We expect auto, property and term life transaction fees to remain at current levels for the remainder of 2010.

Agent directory revenues (consisting of subscription revenue and advertising revenues) remained level at $0.1 million and $0.2 million for the three and six months ended June 30, 2010 and 2009. Agent directory revenues are expected to remain at current levels for the remainder of 2010.

Fees from sales of leads in all other lines of business (including health and small business) were immaterial and are expected to decrease in the fourth quarter.

Operating Expenses

	Three months ended June 30,		Percentage change from
(in thousands, except percentages)	2010	2009	prior period

Operating expenses:
Direct marketing	$6,116	$5,334	15%
Sales and marketing	1,329	1,671	(20)%
Technology	568	901	(37)%
General and administrative	848	643	32%

	Six months ended June 30,		Percentage change from
(in thousands, except percentages)	2010	2009	prior period

Operating expenses:
Direct marketing	$12,544	$11,879	6%
Sales and marketing	2,663	3,441	(23)%
Technology	1,070	1,859	(42)%
General and administrative	1,586	1,446	10%

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

Direct marketing expenses for the three and six months ending June 30, 2010 increased to $6.1 million and $12.5 million from $5.3 million and $11.9 million for the comparable periods in 2009. Direct marketing expenses as a percent of total revenues were 67% for the three and six months ended June 30, 2010, compared to 67% and 68% for the comparable periods in 2009. Direct marketing expenses per consumer for all products were $0.39 and $0.54 for the three and six months ended June 30, 2010, a decrease from $1.12 and $1.34 for the comparable periods in 2009. The decrease is due to more consumers being acquired from other aggregators with whom we have revenue sharing arrangements. Consumers acquired through other aggregators cost less per consumer than those acquired through traditional means.

We expect direct marketing levels to remain at current levels for the remainder of 2010 as we do not expect significant changes in our marketing sources.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our sales and marketing personnel. Sales and marketing expenses decreased to $1.3 million and $2.7 million for the three and six months ended June 30, 2010, from $1.7 million and $3.4 million for the comparable periods in 2009. The decrease was due to a reduction in headcount related expenses in 2010 compared to 2009. Sales and marketing expenses are expected to remain at or near current levels.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with our technology initiatives. Technology expenses decreased to $0.6 million and $1.1 million for the three and six months ended June 30, 2010, from $0.9 million and $1.9 million for the comparable periods in 2009. The decrease was primarily due to a reduction in headcount related expenses in 2010 compared to 2009.  Technology expenses are expected to remain at or near current levels.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $0.8 million and $1.6 million for the three and six months ended June 30, 2010 from $0.6 million and $1.4 million for the comparable periods in 2009. The increase was primarily due to increases in share-based compensation expense, corporate overhead allocation, and other general and administrative expenses. General and administrative expenses are expected to remain at or near current levels.

Income Taxes.

A provision of $3,000 and $7,000 for income taxes was recognized for the three and six months ended June 30, 2010, compared to a provision for income taxes of $35,000 and $0 for the three and six months ended June 30, 2009.

Interest Income

Interest income was $7,000 and $12,000 for the three and six months ended June 30, 2010, compared to $6,000 and $20,000 for the comparable periods in 2009. Interest income represents interest earned on InsWeb’s investment securities.

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

Revenue Recognition. InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. In some cases, the insurance company may fund the cost of these transactions in advance of the actual delivery of leads.  In these instances, InsWeb receives the cash, and shows a liability on the balance sheet in the form of deferred revenue. While quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website. In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through” or upon completion of an application. InsWeb recognizes revenue when (i) persuasive evidence of an arrangement between InsWeb and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectability of the sales price is reasonably assured.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Six months ended June 30,
	2010	2009
Cash provided (used) by operating activities	$2,281	$(1,381)
Cash used in investing activities	(137)	(2,108)
Cash provided by financing activities	78	23

At June 30, 2010, InsWeb’s principal source of liquidity was $8.6 million in cash and cash equivalents. Since inception, we have financed our operations primarily through the sale of preferred and common stock.

For the six months ended June 30, 2010, net cash provided by operating activities was $2.3 million, primarily consisting of our net income adjusted for non-cash share-based compensation and depreciation and amortization of property, equipment and intangible assets of $1.2 million.  An increase in accounts receivable of $1.1 million and a decrease in accrued expenses of $0.2 million decreased cash provided by operations, while an increase in accounts payable of $1.5 million, a decrease in prepaid expenses and other assets of $0.3 million, and an increase in deferred revenue of $0.6 million, increased cash provided by operations.  For the comparable six months ended June 30, 2009, net cash used by operating activities was $1.4 million, primarily consisting of our net loss adjusted for non-cash share-based compensation and depreciation and amortization of property, equipment and intangible assets of $0.9 million.  An increase in accounts receivable of $0.5 million and a decrease in accrued expenses and accounts payable of $0.3 million decreased cash provided by operations, but was partially offset by a decrease in prepaid expenses and other assets of $0.3 million and an increase in deferred revenue of $28,000.

For the six months ended June 30, 2010, net cash used in investing activities was $0.1 million consisting of a decrease in cash equivalents restricted for the use as collateral to obtain a commercial credit line of $1.2 million offset by purchases of short term investments of $1.3 million. InsWeb uses this commercial credit line for many of its larger, recurring accounts payable and will earn a cash rebate of approximately 50-95 basis points, dependent upon the purchase volume during the 2010 calendar year.  For the comparable six months ended June 30, 2009, net cash used in investing activities was $2.1 million relating to cash equivalents restricted for the use as collateral to obtain a commercial credit line as previously mentioned above.

For the six months ended June 30, 2010, net cash provided by financing activities was $78,000 and was primarily attributable to proceeds from the exercise of stock options and proceeds from our employee stock purchase plan. For the comparable six month period ended June 30, 2009, net cash provided by financing activities was $23,000, and was primarily attributable to proceeds from our employee stock purchase plan.

We have a non-cancelable 10-year operating lease agreement through April 2011 for office space in the Sacramento area which currently houses our corporate headquarters. We have options to extend the lease at the end of the lease term, and have the right of first refusal on other office space in the complex.

Aggregate contractual cash obligations, net of contractual sublease income, as of June 30, 2010 is summarized as follows (in thousands):

	Gross lease commitments	Sublease income	Net lease commitment
Six months ending December 31, 2010	539	(11)	528
Year ending December 31, 2011	359	—	359
Thereafter	—	—	—
	$898	$(11)	$887

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

InsWeb Corporation
NON-GAAP FINANCIAL MEASURE AND RECONCILIATION
(In thousands)
(unaudited)
	Three months ended
	June 30,	March 31,	June 30,
	2010	2010	2009
Net income (loss)	$ 293	$ 499	$ (595)
Less: Interest income	7	5	6
Add
Provision for income taxes	3	4	35
Share-based compensation expense	196	118	46
Depreciation and amortization	37	40	47
Adjusted EBITDA from continuing operations	$ 522	$ 656	$ (473)

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

(b)
There has been no change in our internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

See Part I, Item 1, “Financial Statements — Note 12 — Commitments and Contingencies.”

ITEM 1A.	RISK FACTORS.

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the beginning of Part 1, “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this report.

We have a history of losses and we may not maintain profitability

Our business generated $792,000 in operating profit in the first six months of 2010. Our operating results for future periods, however, are subject to numerous uncertainties, and we may not generate sufficient revenues to achieve or maintain profitability on a quarterly or annual basis. If we are unable to sustain profitability, we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

If we are unable to continue generating positive cash flows from operations, our ability to operate could suffer or cease

Our operating activities in 2009 and 2008 consumed substantial amounts of cash, cash equivalents and short-term investments: during 2009 and 2008 our operations used cash of $0.8 million for each year. At December 31, 2009, we had cash and cash equivalents of $8.5 million, including restricted cash of $2.1 million. Restricted cash consists of cash equivalents used as collateral to obtain a commercial credit line. Pursuant to the agreement the commercial credit agreement, the collateral value of the securities account should be no less than $2.0 million, based on investments held by the Company. As of June 30, 2010, restricted short-term investments used as collateral for the credit line was $950,000. The collateral value may become unrestricted, if InsWeb elects to cancel the commercial credit agreement with the issuing bank. In order to remain competitive, we must continue to make investments essential to our ability to operate, including in particular, investments in direct consumer marketing. In addition, we will continue to face the costs of being a public company. In the event that we are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

The outcome of current discussions with potential acquisition targets is uncertain, and any acquisition may not improve our operating results.

We recently announced our intention to explore two acquisitions that we believe have the potential for accelerating profitable growth by expansion into other product lines and bolstering our marketing expertise. InsWeb is unable to predict whether either opportunity would meet our requirements, or whether financing, if necessary and adviseable, would be available on reasonable terms; therefore we cannot determine if an acquisition will take place. The process of evaluating acquisitions and conducting due diligence reviews is time consuming and may distract our senior managers from their other duties, which may harm our business, In addition, any acquisition that is completed may not provide the improvement to our operating results that we expect because of a variety of factors, including difficulties associated with integrating the acquired company into our existing operations. If an acquisition does not improve our operating results, our business could be harmed.

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

Factors that may cause fluctuations in our operating results include the following, many of which are outside our control:

•	We may experience consumer dissatisfaction with our online marketplace as we add or change features, or as the insurance coverage offered by participating insurance companies varies;

•	We may experience increases in our direct marketing expenses due to unanticipated increases in the cost of online advertising for insurance;

•	Consumer traffic may also fluctuate as a result of changes in level of advertising by entities with which we have insurance marketing relationships;

•	Our revenues may be harmed if we lose one or more significant insurance company relationships or if any of our participating insurance companies insist upon less favorable contract terms;

•	Our revenues may be harmed by inadequate levels of participation by local personal lines insurance agents in our agent network initiative;

•	Our revenues may be harmed if the agent network programs offered by third-party intermediaries are unsuccessful or discontinued and we are unsuccessful in securing a replacement upon reasonable terms;

•	Use of the Internet by consumers may fluctuate due to seasonal factors or other uncontrollable factors affecting consumer behavior;

•	Our ability to convert site visits into transaction fees and/or revenue from insurance agency activities may fluctuate due to changes in our user interface or other features on our site; and

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

We do not have exclusive relationships or long-term contracts with insurance companies or other customers, which may limit our ability to retain these customers as participants in our marketplace and maintain the attractiveness of our services to consumers

We do not have an exclusive relationship with any of the insurance companies or customers who participate in our online marketplace, and thus, consumers may obtain quotes and coverage from insurance companies and agents without using our website. For example, our participating insurance companies also offer their products directly to consumers through insurance agents, mass marketing campaigns or through other traditional methods of insurance distribution. In most cases, our participating insurance companies also offer their products and services over the Internet, either directly to consumers or through one or more of our online competitors, or both. In addition, most of our agreements with customers are cancelable at the option of either party upon 90 days’ notice or less. Furthermore, our agreements permit the insurance company to limit its participation to certain states. We have experienced, and expect to continue to experience, reductions in the level of participation in our marketplace or complete termination by participating insurance companies.These reductions in participation, terminations, or an inability to attract additional insurance companies to our marketplace could materially affect our revenues and harm our business.

The outcome and impact of the securities class action lawsuits involving InsWeb is uncertain

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

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act group of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but plaintiffs appealed this order to the Ninth Circuit Court of Appeal.  If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

Dated: August 4, 2010	INSWEB CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Accounting Officer