Form 10-Q
period 2010-11-10
INSWEB CORP
filed 2010-11-12
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

[

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
Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 29, 2010 were 4,991,476 shares.

FORM 10-Q
INSWEB CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$8,532	$6,401
Short-term investments	1,658	-
Accounts receivable, net	3,381	2,014
Prepaid expenses and other current assets	403	710
Restricted cash equivalents and short-term investments	580	2,105
Total current assets	14,554	11,230
Related party receivables	317	311
Property and equipment, net	117	109
Other assets	191	230
Total assets	$15,179	$11,880

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,435	$2,113
Accrued expenses	462	635
Deferred revenue	1,026	804
Total current liabilities	4,923	3,552

Commitments and contingencies

Stockholders’ equity:
Common stock	8	8
Paid-in capital	208,394	207,617
Treasury stock	(6,334)	(6,334)
Unrealized gain on available-for-sale securities	2	-
Accumulated deficit	(191,814)	(192,963)
Total stockholders’ equity	10,256	8,328
Total liabilities and stockholders’ equity	$15,179	$11,880

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Transaction fees	$10,480	$8,907	$29,046	$26,332
Other	40	42	124	126
Total revenues	10,520	8,949	29,170	26,458

Operating expenses:
Direct marketing	6,881	5,834	19,425	17,713
Sales and marketing	1,206	1,865	3,869	5,306
Technology	615	1,092	1,685	2,951
General and administrative	1,459	1,031	3,045	2,477
Total operating expenses	10,161	9,822	28,024	28,447
Income (loss) from operations	359	(873)	1,146	(1,989)
Interest income	8	3	20	23

Income (loss) before income taxes	367	(870)	1,166	(1,966)

Provision for income taxes	10	—	17	—

Net income (loss)	$357	$(870)	$1,149	$ (1,966)

Net income (loss) per share:
Basic	$0.08	$(0.18)	$0.24	$(0.41)
Diluted	$0.07	$(0.18)	$0.21	$(0.41)

Weighted-average shares used in computing per share amounts
Basic	4,856	4,799	4,839	4,793
Diluted	5,592	4,799	5,508	4,793

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,149	$(1,966)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Share-based compensation	591	792
Depreciation and amortization	111	142
Interest income from related party receivables	(6)	(5)
Net changes in operating assets and liabilities:
Accounts receivable	(1,367)	(836)
Prepaid expenses and other current assets	307	123
Other assets	4	46
Accounts payable	1,322	712
Accrued expenses	(172)	(405)
Deferred revenue	222	58
Net cash provided (used) by operating activities	2,161	(1,339)

Cash flows from investing activities:
Change in cash equivalents and short-term investments	1,525	(2,105)
Purchases of short-term investments	(1,656)	-
Purchases of property and equipment	(85)	(3)
Net cash used in investing activities	(216)	(2,108)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	186	45
Net cash provided by financing activities	186	45
Net increase (decrease) in cash and cash equivalents	2,131	(3,402)
Cash and cash equivalents, beginning of period	6,401	9,238
Cash and cash equivalents, end of period	$8,532	$5,836

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business of InsWeb

InsWeb operates an online insurance marketplace that electronically matches consumers and providers of automobile, property, health, term life insurance and small business insurance. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with insurance companies, agents and other providers to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, and be connected to insurance providers to apply for and receive quotes for coverage for automobile, property, health, term life and small business insurance. Management believes that InsWeb provides insurance providers with pre-qualified consumers at attractive acquisition costs, with the scalable, cost-efficient distribution capabilities of InsWeb’s Internet-based model.

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While information obtained through InsWeb’s online insurance marketplace is provided to consumers free of charge, InsWeb earns revenues from participating insurance companies or agents based on the delivery of qualified leads. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through” or upon the completion of a application. InsWeb also distributes leads to (and buys leads from) other lead aggregators/lead distributors, such as NetQuote.  In these situations, InsWeb receives a share of the revenues earned by these aggregators on leads we send them (and pays them a share of revenues we earn on leads we receive from them).

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

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009 and of cash flows for the nine months ended September 30, 2010 and 2009. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any future period.

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

3. Share-Based Payments

InsWeb maintains a stock option plan and an employee stock purchase plan. The following table sets forth the total share-based compensation expense relating to these plans included in InsWeb’s operating expenses in its condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Technology	$30	$82	$60	$89
Sales and marketing	31	160	81	205
General and administrative	216	402	450	498
	$277	$644	$591	$792

4. Concentration of Risk — Significant Customers

In many cases, InsWeb has separate contractual relationships with an insurance carrier and the individual agents who are appointed to produce business for that carrier. For the purpose of determining concentration of risk, we view the appointed agents as separate customers unless the insurance carrier is responsible for payment of fees generated by the agent’s lead purchases. For the three months ended September 30, 2010, five customers (State Farm, SureHits, Geico, American Family, and Allstate) accounted for 15%, 12%, 11%, 11%, and 10% of total revenues, respectively.  For the nine months ended September 30, 2010, three customers (State Farm, American Family, and Allstate) accounted for 15%, 11%, and 10% of total revenues, respectively. For the three months ended September 30, 2009, three customers (American Family, State Farm, and Allstate) accounted for 12%, 11%, and 11% of total revenues, respectively. For the nine months ended September 30, 2009, two customers (American Family and Allstate) accounted for 10% each of total revenues. At September 30, 2010, three customers (SureHits, Geico, and NetQuote) accounted for 28%, 12%, and 10% of accounts receivable, respectively. At December 31, 2009, three customers (American Family, Insurance.com, and NetQuote) accounted for 16%, 13%, and 12% of accounts receivable, respectively.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.  Fair Value Measurements

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$7,498	$—	$—
Short-term investments	1,658
Restricted cash equivalents and short-term investments	580
Total	$9,736	$—	$—

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

6. Related Party Receivables

As of September 30, 2010 and December 31, 2009, related party receivables relate to promissory notes totaling $300,000 from two non-officer employees and one former non-officer employee of InsWeb in exchange for cash and the related interest accrued on these notes.  These notes are unsecured loans with a per annum rate of 2.42%.  Principal and interest for the three promissory notes are payable in full on or before July, 2011.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2010	December 31, 2009

Prepaid software licenses	$29	$122
Prepaid payroll taxes	-	172
Prepaid insurance	200	131
Prepaid rent and current portion of lease deposits	97	95
Other	77	190
	$403	$710

8. Restricted Cash Equivalents and Short-Term Investments

As of September 30, 2010, restricted cash equivalents and short-term investments consist of $580,000 in short-term investments used as collateral to obtain a commercial credit line. Pursuant to the agreement the collateral value of the securities account should be no less than $550,000, based upon the net margin percentage of the investment portfolio holdings. The collateral value may become unrestricted, upon notification from InsWeb to the issuing bank.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)
9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2010	December 31, 2009

Deferred rent	$67	$150
Accrued employee compensation and benefits	375	430
Other	20	55
	$462	$635

10. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income (loss)	$357	$(870)	$1,149	$(1,966)
Other comprehensive income - change in unrealized gain or loss on investments	5	—	2	—
Comprehensive income (loss)	$362	$(870)	$1,151	$(1,966)

11. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income (loss) per share is a measure of the potential dilution that would occur if stock options had been exercised. Potentially dilutive securities of 192,000 and 120,000 shares have been excluded from the computation of diluted net loss per share, for the three and nine months ended September 30, 2009, as their effect would be anti-dilutive.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income (loss) per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common stockholders	$357	$(870)	$1,149	$(1,966)

Denominator for net income (loss) per share:
Basic—weighted average shares of common stock outstanding	4,856	4,799	4,839	4,793
Dilutive effect of employee stock options	736	—	669	—
Diluted	5,592	4,799	5,508	4,793

Net income (loss) per share:
Basic	$0.08	$(0.18)	$0.24	$(0.41)
Diluted	$0.07	$(0.18)	$0.21	$(0.41)

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

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. Commitments and Contingencies (continued)

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act group of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but plaintiffs appealed this order to the Ninth Circuit Court of Appeal, which held oral argument in the case on October 5, 2010.  If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

13. Subsequent Events

On October 1st, 2010, InsWeb acquired Potrero Media Corporation, a performance-based marketing agency specializing in search marketing and lead generation, primarily in the health and life insurance industries, which will help InsWeb expand its offerings to a larger consumer base. Under the terms of the Agreement, InsWeb will purchase all of the shares of Potrero for $6.0 million in cash at closing and $1.5 million in cash on the one-year anniversary of closing. InsWeb also agreed to issue to the selling shareholders shares of InsWeb common stock equal to $1.5 million, with the number of shares issued determined by the average closing price for the ten days prior to signing the Agreement. The shares of stock shall be issued at the closing and shall be held in escrow for release to the selling shareholders, of Potrero following the one-year anniversary of the closing, subject to indemnity claims by InsWeb. The selling shareholders also may be entitled to receive payments in 2011, 2012, and 2013, not to exceed $1 million per year, based on achievement of annual EBITDA targets for the acquired business.

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

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While information obtained through our online insurance marketplace is provided to consumers free of charge, we earn revenues when a qualified lead is delivered to a participating insurance provider or local agent. In certain instances, consumers are provided the opportunity to link directly to a third party insurance provider’s website. In these situations, we will be paid a fee for that consumer link or click-through.  InsWeb also distributes leads to (and buys leads from) other lead aggregators/lead distributors, such as NetQuote.  In these situations, InsWeb receives a share of the revenues earned by these aggregators on leads we send them (and pays them a share of revenues we earn on leads we receive from them).

We have focused our efforts on automobile insurance, which accounted for approximately 83% and 84% of our transaction revenues in 2009 and 2008 respectively. For the nine month period ending September 30, 2010, automobile insurance accounted for 83% of our transaction revenues.  For the comparable nine month period in 2009, automobile insurance accounted for approximately 83% of transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

Results of Operations

The following financial highlights and key metrics are provided as a resource for our investors

	Three months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues (in thousands):
Auto	$8,891	$7,296	$24,140	$21,836
Property	970	896	2,922	2,651
Term life	463	562	1,432	1,370
Agent directory	93	105	301	339
All other	63	48	251	136
Total transaction fees	$10,480	$8,907	$29,046	$26,332

Direct marketing costs (in thousands):	$6,881	$5,834	$19,425	$17,713

Direct marketing costs as a percent of revenues:	65%	65%	67%	67%

Cash, cash equivalents, short-term investments and restricted cash equivalents and short-term investments (in thousands):	$10,770	$7,941	$10,770	$7,941
Account receivable (in thousands):	$3,381	$2,286	$3,381	$2,286
Day sales outstanding (DSO):	29	22	29	22
Staffing:	61	61	61	61

Transaction Fees.

Automobile insurance transaction fees (consisting of lead fees and click through fees) increased to $8.9 million and $24.1 million for the three and nine months ended September 30, 2010, from $7.3 million and $21.8 million for the comparable periods in 2009. The increase in revenue is primarily attributed to a significant increase in traffic for the three and nine months ended September 30, 2010 through other lead aggregators, and also continued expansion of the AgentInsider platform, InsWeb’s network of local insurance agents. Revenue per consumer was $0.49 and $0.66 for the three and nine months ended September 30, 2010, a decrease from $2.68 and $2.72 for the comparable periods in 2009. The decrease in revenue per consumer is a direct result of more consumers being acquired through other lead aggregators.  Consumers acquired through other aggregators generate less revenue since we are only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators.

Property insurance transaction fees (consisting primarily of lead fees) increased to $1.0 million and $2.9 million for the three and nine months ended September 30, 2010 compared to $0.9 million and $2.7 million for the same periods in 2009. The increase in revenue is primarily attributed to a significant increase in traffic for the three and nine months ended September 30, 2010 through other lead aggregators. Revenue per consumer was $0.79 and $1.03 for the three and nine months ended September 30, 2010, a decrease from $2.77 and $3.14 for the comparable periods in 2009. The decrease in revenue per consumer can be attributed to more consumers being acquired through other lead aggregators. Consumers acquired through other aggregators generate less revenue since we are only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators.  We expect revenue per consumer to remain at current levels for the remainder of 2010, as we do not expect significant changes in our marketing sources.

Term life insurance transaction fees (consisting primarily of lead fees) decreased to $0.5 million for the three months ended September 30, 2010 from $0.6 million for the comparable period in 2009; and remained level at $1.4 million for the nine months ended September 30, 2010 and comparable period in 2009. Revenue per consumer was $1.86 and $2.90 for the three and nine months ended September 30, 2010, a decrease from $14.04 and $13.56 for the comparable periods in 2009. The decrease in revenue per consumer can be attributed to more consumers being acquired through other lead aggregators. Consumers acquired through other aggregators generate less revenue since we are only able to sell these leads to insurance companies that the consumer has not already seen from the other aggregators.

Transaction Fees (continued).

We expect auto, property and term life transaction fees to remain at current levels for the remainder of 2010.

Agent directory revenues (consisting of subscription revenue and advertising revenues) decreased to $93,000 for the three months ended September 30, 2010 from $0.1 million in the comparable period in 2009; and remained level at $0.3 million for the nine months ended September 30, 2010 and 2009. Agent directory revenues are expected to remain at current levels for the remainder of 2010.

Fees from sales of leads in all other lines of business (including health and small business) were immaterial and are expected to decrease in the fourth quarter.

Operating Expenses

	Three months ended September 30,		Percentage change from
(in thousands, except percentages)	2010	2009	prior period

Operating expenses:
Direct marketing	$6,881	$5,834	18%
Sales and marketing	1,206	1,865	(35)%
Technology	615	1,092	(44)%
General and administrative	1,459	1,031	42%

	Nine months ended September 30,		Percentage change from
(in thousands, except percentages)	2010	2009	prior period

Operating expenses:
Direct marketing	$19,425	$17,713	10%
Sales and marketing	3,869	5,306	(27)%
Technology	1,685	2,951	(43)%
General and administrative	3,045	2,477	23%

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

Direct marketing expenses for the three and nine months ending September 30, 2010 increased to $6.9 million and $19.4 million from $5.8 million and $17.7 million for the comparable periods in 2009. Direct marketing expenses as a percent of total revenues were 65% for both the three months ended September 30, 2010 and 2009 and 67% for both the nine months ended September 30, 2010 and 2009. Direct marketing expenses per consumer for all products were $0.31 and $0.43 for the three and nine months ended September 30, 2010, a decrease from $1.30 and $1.33 for the comparable periods in 2009. The decrease is due to more consumers being acquired from other aggregators with whom we have revenue sharing arrangements. Consumers acquired through other aggregators cost less per consumer than those acquired through traditional means.

We expect direct marketing levels to remain at current levels for the remainder of 2010 as we do not expect significant changes in our marketing sources for the remainder of 2010.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our sales and marketing personnel. Sales and marketing expenses decreased to $1.2 million and $3.9 million for the three and nine months ended September 30, 2010, from $1.9 million and $5.3 million for the comparable periods in 2009. The decrease was due to a reduction in headcount related expenses in 2010 compared to 2009. With the acquisition of Potrero Media Corporation in October, 2010, sales and marketing expenses are expected to increase for the remainder of the year.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with our technology initiatives. Technology expenses decreased to $0.6 million and $1.7 million for the three and nine months ended September 30, 2010, from $1.1 million and $3.0 million for the comparable periods in 2009. The decrease was primarily due to a reduction in headcount related expenses in 2010 compared to 2009.  With the acquisition of Potrero Media Corporation in October, 2010, technology expenses are expected to increase for the remainder of the year.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $1.5 million and $3.0 million for the three and nine months ended September 30, 2010 from $1.0 million and $2.5 million for the comparable periods in 2009. The increase was due to acquisition costs of $0.6 million incurred for the quarter ended
September 30, 2010 that were directly associated with the acquisition of Potrero Media in October 2010. With the acquisition of Potrero Media Corporation in October, 2010, excluding acquisition costs, general and administrative expenses are expected to increase for the remainder of the year.

Income Taxes.

A provision of $10,000 and $17,000 for income taxes was recognized for the three and nine months ended September 30, 2010, compared to no provision or benefit for income taxes for comparable periods in 2009.

Interest Income

Interest income was $8,000 and $20,000 for the three and nine months ended September 30, 2010, compared to $3,000 and $23,000 for the comparable periods in 2009. Interest income represents interest earned on InsWeb’s investment securities.

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

Business Combinations. In 2010, InsWeb adopted ASC 805, Business Combinations, which revised the accounting guidance that is required to apply for acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that InsWeb recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While InsWeb uses their best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, InsWeb’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, InsWeb will record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to InsWeb’s consolidated statements of operations. Direct transaction costs associated with a business combination are expensed as incurred (prior to fiscal 2010, direct transaction costs were included as part of the purchase price);

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

Critical Accounting Policies (continued)

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2010	2009
Cash provided (used) by operating activities	$2,161	$(1,339)
Cash used in investing activities	(216)	(2,108)
Cash provided by financing activities	186	45

At September 30, 2010, InsWeb’s principal source of liquidity was $8.5 million in cash and cash equivalents. Since inception, we have financed our operations primarily through the sale of preferred and common stock.

For the nine months ended September 30, 2010, net cash provided by operating activities was $2.2 million, primarily consisting of our net income adjusted for non-cash share-based compensation and depreciation and amortization of property, equipment and intangible assets of $1.9 million.  An increase in accounts receivable of $1.3 million and a decrease in accrued expenses of $0.2 million decreased cash provided by operations, while an increase in accounts payable of $1.3 million, a decrease in prepaid expenses and other assets of $0.3 million, and an increase in deferred revenue of $0.2 million, increased cash provided by operations. For the comparable nine months ended September 30, 2009, net cash used by operating activities was $1.3 million, primarily consisting of our net loss adjusted for non-cash share-based compensation and depreciation and amortization of property, equipment and intangible assets of $1.0 million.  An increase in accounts receivable of $0.8 million and a decrease in accrued expenses of $0.4 million decreased cash provided by operations, but were partially offset by an increase in accounts payable of $0.7 million and a decrease in prepaid expenses and other assets of $0.2 million.

For the nine months ended September 30, 2010, net cash used in investing activities was $0.2 million consisting of purchases of restricted and unrestricted short term investments of $1.7 million offset by an increase in cash equivalents of $1.5 million due to the reduction of collateral required to maintain a commercial credit line.  For the comparable nine months ended September 30, 2009, net cash used in investing activities was $2.1 million relating to cash restricted for the use as collateral to obtain a commercial credit line.  InsWeb uses this commercial credit line for many of its larger, recurring accounts payable and will earn a cash rebate of approximately 50-95 basis points, dependent upon the purchase volume during the 2010 calendar year.

For the nine months ended September 30, 2010, net cash provided by financing activities was $0.2 million and was primarily attributable to proceeds from the exercise of stock options and proceeds from our employee stock purchase plan. For the comparable nine months ended September 30, 2009, net cash provided by financing activities was $45,000, and was primarily attributable to proceeds from our employee stock purchase plan.

We have a non-cancelable 10-year operating lease agreement through April 2011 for office space in the Sacramento area which currently houses our corporate headquarters. We have options to extend the lease at the end of the lease term, and have the right of first refusal on other office space in the complex.

Aggregate contractual cash obligations, as of September 30, 2010, are summarized as follows (in thousands):

Net Lease commitments
Three months ending December 31, 2010	270
Year ending December 31, 2011	359
Thereafter	—
$629

    We currently anticipate that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. As of September 30, 2010, options to purchase approximately 2,229,969 shares of InsWeb common stock are exercisable by option holders. Included within this total are options to purchase 609,355 shares that will expire on various dates prior to December 31, 2011, most of which are currently in-the-money. As of September 30, 2010, InsWeb would receive approximately $1.4 million, if all in-the-money options were exercised prior to the various expiration dates in 2011.InsWeb believes that there will be

Liquidity and Capital Resources (continued)

an increase in the exercise of options and the sale of shares in open market transactions, including sales by officers and directors, during the remainder of 2010 and throughout 2011. Although we do not anticipate the need for additional financing, we nevertheless may require additional funds to meet operating needs, or to expand our business internally or through acquisition. We cannot be certain that additional financing will be available when required, on favorable terms or at all. If we are not successful in raising additional capital as required, our business could be materially harmed. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

InsWeb Corporation
NON-GAAP FINANCIAL MEASURE AND RECONCILIATION
(In thousands)
(unaudited)
	Three months ended
	September 30,	June 30,	September 30,
	2010	2010	2009
Net income (loss)	$ 357	$ 293	$ (870)
Less
Interest income	8	7	3
Add
Provision for income taxes	10	3	-
Share-based compensation expense	277	196	644
Depreciation and amortization of property, equipment and intangible assets from continuing operations	34	37	47
Acquisition costs	592	-	-
Severance and other	-	-	373
Adjusted EBITDA from continuing operations	$ 1,262	$ 522	$ 191

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

(b)
There has been no change in our internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and we may not maintain profitability

Our business generated $1.149 million in operating profit in the first nine months of 2010. Our operating results for future periods, however, are subject to numerous uncertainties, and we may not generate sufficient revenues to achieve or maintain profitability on a quarterly or annual basis. If we are unable to sustain profitability, we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

If we are unable to continue generating positive cash flows from operations, our ability to operate could suffer or cease

Our operating activities in 2009 and 2008 consumed substantial amounts of cash, cash equivalents and short-term investments: during 2009 and 2008 our operations used cash of $0.8 million for each year. At December 31, 2009, we had cash and cash equivalents of $8.5 million, including restricted cash of $2.1 million. Restricted cash consists of cash equivalents used as collateral to obtain a commercial credit line. Pursuant to the agreement the commercial credit agreement, the collateral value of the securities account should be no less than $2.0 million, based on investments held by the Company. As of September 30, 2010, restricted short-term investments used as collateral for the credit line was $580,000. The collateral value may become unrestricted, if InsWeb elects to cancel the commercial credit agreement with the issuing bank. In order to remain competitive, we must continue to make investments essential to our ability to operate, including in particular, investments in direct consumer marketing. In addition, we will continue to face the costs of being a public company. In the event that we are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

The integration of our acquisition, Potrero Media Corporation, is in its early stages, and the acquisition may not improve our operating results.

We recently announced our acquisition of Potrero Media Corporation, a leading a leading privately-held performance-based marketing agency specializing in search marketing and lead generation, primarily in the health insurance industry. We believe the acquisition has the potential for accelerating profitable growth by expansion into other product lines and bolstering our marketing expertise. However, the integration of Potrero’s operations may not provide the improvement to our operating results that we expect because of a variety of factors, including downturns in Potrero’s financial and operating results and difficulties associated with integrating the acquired company into our existing operations. In addition, our business could be harmed if management is distracted by the integration.

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

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act group of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but plaintiffs appealed this order to the Ninth Circuit Court of Appeal, which held oral argument in the case on October 5, 2010.  If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

Dated: November 10, 2010	INSWEB CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Accounting Officer