Form 10-K
period 2010-12-31
INSWEB CORP
filed 2011-04-01
CIK 1077370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

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

Outstanding shares of registrant’s common stock, $0.001 par value, as of March 21, 2011: 5,603,948

INSWEB CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our” and “us” refer to InsWeb Corporation (“InsWeb”) and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

Certain information contained in this Annual Report on Form 10-K should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including: our ability to generate significant revenues from our core business; our ability to achieve or maintain profitability; our ability to expand our operations; and our success in developing and maintaining cost efficient online relationships to attract consumers to our websites. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in Item 1A ”Risk Factors” of this report.

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

Item 1. Business.

General Overview of Business

InsWeb was originally incorporated in California in February 1995 and re-incorporated in Delaware in October 1996, and is headquartered outside Sacramento, California. InsWeb’s headquarters mailing address is 11290 Pyrites Way, Gold River CA, 95670, and the telephone number at that location is (916) 853-3300. The principal InsWeb website is www.InsWeb.com.

InsWeb operates an online insurance marketplace that electronically matches consumers and providers of automobile, property, health, term life, and small business insurance. InsWeb has combined knowledge of the insurance industry, marketing and technological expertise and close relationships with insurance companies, agents and other providers to develop an integrated online marketplace. InsWeb’s marketplace enables consumers to research insurance-related topics, search for, analyze and compare insurance products, and request quotes for coverage for automobile, property, health, term life, and small business insurance. Management believes that the InsWeb marketplace supplies insurance providers with pre-qualified consumers at attractive acquisition costs, with the scalable, cost-efficient lead generation capabilities of InsWeb’s Internet-based model. On October 1, 2010, InsWeb acquired Potrero Media Corporation (“Potrero Media”), which operates a complementary service focused on the health and term life insurance markets.

Reportable Segments

We have two reportable segments: InsWeb and Potrero Media. The guidance codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASC”) Topic 280-10, “Disclosure about Segments of an Enterprise and Related Information” requires that we determine our reportable business segments based on the internal organization used by management for making operating decisions and assessing performance. Although InsWeb and Potrero Media have similar products or services, production methods, distribution methods, and regulatory environments, we currently review the operating results of InsWeb and Potrero Media separately and make decisions about resources to be allocated to each based on their separate performance. Due to the similarity in their business models, however, all references to “InsWeb” in the description of our business will include Potrero Media, except as specifically noted otherwise. Additional information about InsWeb’s reportable segments can be found in Note 10 to the Consolidated Financial Statements.

The InsWeb Online Insurance Marketplace

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, which include insurance companies, national, statewide or nationwide insurance brokers, and local independent or exclusive agents (such as State Farm agents).Quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge. InsWeb earns a majority of its revenues from participating insurance providers, based on the delivery of qualified leads from consumers who have completed an insurance form. Lead revenues represented approximately 83% of total revenues in 2010, and post acquisition of Potrero Media, 87% of total revenues in Q4 2010. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website (“Cost per Click” or “CPC” program). In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through.” Click-through revenues accounted for approximately 15% of total revenues in 2010, and post acquisition of Potrero Media, 12% of total revenues in Q4 2010.

The Lead Generation Process

Qualified leads are generated by consumers visiting either an InsWeb site or the web-site of  one of our marketing partners. The lead generation process generally involves the following steps:

•           data entry by the consumer;

•	comparing the consumer’s profile with the geographic and demographic preferences of our participating insurance providers;

•           delivery of leads to one or more participating insurance providers;

•	follow-up by one or more insurance providers via email or by telephone.

Data Entry. To request an insurance quote, a consumer fills out an online form that requests information such as the consumer’s age, address, and insurance coverage requirements, a process that InsWeb estimates takes approximately 10 minutes, depending on the type of insurance sought and the complexity of the consumer’s profile. The quote request form captures information designed to address the basic underwriting and rating criteria of insurance providers as well as the consumer’s contact information. To assist consumers in evaluating and fulfilling their insurance needs, InsWeb provides consumers with a variety of interactive website features and insurance-related articles. The consumer completes only one online form for a particular type of insurance, but may receive quotes from multiple participating companies depending on which companies have qualified that consumer. This information can also be used to automatically complete portions of the quote request form for other insurance products.

For health insurance, Potrero Media also offers consumers the option of calling a customer service representative instead of using the online form. The telephonic interview collects similar information as the online process completed by a consumer, but at the completion of the interview, the customer service representative will have the opportunity to transfer the call directly to a health insurance provider. In these cases, Potrero Media is paid a fee for each transferred call.

Qualifying. InsWeb’s software uses criteria set by participating insurance providers to analyze a consumer’s data and determine whether it fits within the provider’s targeted risk profile. Electronic qualifying eliminates the expense of screening and quoting risks that an insurance provider ultimately may not want to accept. Additionally, InsWeb’s system can provide rapid feedback to an insurance provider regarding the impact that particular criteria are having on the number of leads being directed to that provider and also permits individual criteria to be easily added or removed.

Receiving Quotes. After a consumer has completed the form for a particular product, the consumer is informed about the next steps in the quote request process, which varies by type of insurance.   For some products, the consumer will be presented with a web page that contains the logos of insurance providers who are interested in presenting a quote to the consumer.  Insurance providers will contact the consumer and present a quote on a delayed basis, either via e-mail or telephone. In some cases, the consumer lead is delivered to an agent or other intermediary that will provide the consumer with a list of available insurance companies and insurance plans. The consumer will select one of the available options and begin the insurance purchasing process.

Delivery of Leads. InsWeb earns revenues from participating insurance providers based on the delivery of qualified leads, whether or not the consumer actually purchases a policy. In some cases, an insurance provider who receives a consumer lead from InsWeb is a participant in a network operated by one of InsWeb’s competitors, and InsWeb will receive a share of the revenue that the competitor earns from the sale of the lead.

Purchase of Policy. After InsWeb generates and delivers a qualified lead, insurance providers may respond directly to the interested consumer by e-mail or telephone to close the purchase of the policy. The delivery of a qualified lead to the provider does not require further involvement by InsWeb, although InsWeb monitors insurance provider responses and works with them to ensure that they are responding to leads in a timely fashion.

Interactive Website Features and Information

To assist consumers in evaluating and fulfilling their insurance needs, InsWeb provides consumers with a variety of interactive website features and insurance-related information, including:

•           tools to help consumers estimate their coverage requirements for auto and term life insurance;

•	links to companies that can help consumers estimate their coverage requirements for health and term life insurance;

•           research capabilities to help consumers review the financial strength of insurance companies nationwide;

•           answers to frequently asked questions on insurance;

•           articles on a wide variety of insurance and personal finance topics; and

•           glossaries of insurance-related terms;

Insurance Products

Insurance providers participating in InsWeb’s online insurance marketplace currently offer automobile, property, health, term life, and small business insurance in all 50 states, plus the District of Columbia. Automobile insurance comprises the largest segment of the consumer insurance market, and, to date, has accounted for most of the consumer traffic on InsWeb’s online marketplace, and a majority of its revenues.

InsWeb has contractual relationships with third-party providers for small business, renters, condominium insurance, home warranty, RV, and motorcycle insurance. At present, the InsWeb online marketplace does not enable consumers to view multiple providers with respect to these types of insurance; instead, consumers seeking quotes for these products are linked to a single insurance company or third party for each product in the states in which it is available.

In addition, the InsWeb online marketplace offers both subscription and display advertising on its agent directory pages. These pages display listings of several insurance companies and not more than eight local agents for the consumer to contact.

Sales

Insurance Company Relationships

InsWeb believes that establishing long-term relationships with reputable insurance companies is essential to its ability to offer a desirable insurance marketplace on its website. InsWeb’s focus is to maintain and expand the product offerings available on the online marketplace by selling InsWeb’s services to additional companies and expanding InsWeb’s relationship with participating insurance companies and agencies. At December 31, 2010, InsWeb and its subsidiaries had relationships with 77 insurance related companies for automobile, health, property and term life insurance, including many large companies with established brand names that InsWeb believes are attractive to consumers.

Insurance Agent Networks

 InsWeb’s two proprietary agent network offerings, AgentInsider and Producer Pipeline, allow insurance agents and brokers to purchase leads for automobile, property, term life, health and small business insurance. In addition, InsWeb has entered into agreements with several large insurance companies through which the insurance company pays some or all of the cost of the leads purchased by their agents through InsWeb’s network.  Generally, InsWeb is paid a fee for each consumer lead sent to an agent or broker, regardless of whether or not a policy is sold to the applicant. In a few cases, however, InsWeb’s contract with the lead purchaser provides that the lead fee is paid only if the consumer takes a specific action, for example, contacting the lead purchaser.

As of December 31, 2010, there were approximately 13,000 personal lines insurance agents who were approved to actively purchase consumer leads through AgentInsider. For the year ended, December 31, 2010, agents purchasing leads directly through AgentInsider represented 32% of total transaction fees. Separately, certain insurance carriers purchase leads from InsWeb and redistribute them to their agents. At December 31, 2010, approximately 2,700 such agents were indirectly accessible to consumers, due to the redistribution process mentioned previously. As of December 31, 2010, there were approximately 2,200 agents and brokers purchasing health leads through Producer Pipeline. In 2010, 44% of InsWeb’s total revenues were derived from lead purchases by agents,  including sales to carriers who redistribute leads to their agents. In Q4 2010, post acquisition of Potrero Media, 41% of InsWeb’s total revenues were derived from lead purchases by agents,  including sales to carriers who redistribute leads to their agents.

Distribution through Competitors:

 Consumer leads for which InsWeb has a limited offering continue to be distributed on a revenue share basis through InsWeb competitors, including Bankrate Insurance, as more fully explained below. Such leads accounted for 15% of InsWeb’s total revenues in 2010, and 11% in Q4 2010, post acquisition of Potrero Media.

Marketing

InsWeb’s marketing program consists of a two-pronged effort, with substantial resources directed both at attracting increased consumer traffic to the InsWeb website, and building and expanding relationships with participating insurance providers. InsWeb believes that increased traffic will encourage insurance providers to develop and expand their relationship with InsWeb, and that enhancing the comparative shopping opportunities available through increased insurance provider participation will drive further increases in consumer traffic.

Consumer Marketing

InsWeb’s consumer acquisition strategy consists of 3 distinct approaches: Form hosting relationships, direct to consumer marketing, and working with competitors to offer their consumers access to additional providers.

1) Form Hosting Relationships: InsWeb has entered into over 20 “form-hosting” marketing agreements, where the consumer fills out the quote request form on the marketing partner’s site. Once the information is collected, the partner contacts (pings) InsWeb as well as, in many cases, one or more of InsWeb’s competitors, and seeks bids for that particular lead. In “real time”, InsWeb’s systems calculate the approximate revenue that can be obtained by selling that lead, and bids according to a pre-determined gross margin requirement. If InsWeb is the winning bidder for that lead, the lead will be distributed to providers in the usual manner. If InsWeb does not win the bid, it owes nothing to the marketing partner. InsWeb believes that the form hosting platform allows greater control over its revenue and margin because its bids can be adjusted easily to accommodate InsWeb’s business needs. In 2010, leads generated by form hosting relationships accounted for 51% of InsWeb’s total revenues. In Q4 2010, post acquisition of Potrero Media, leads generated by form hosting relationships accounted for 51% of InsWeb’s total revenues.

2) Direct to Consumer Marketing:   InsWeb’s direct marketing strategy is designed to cost effectively increase consumer traffic to its websites and to drive awareness of insurance products and services available on its websites. InsWeb employs various means of marketing, which consist primarily of sponsored search (9% of total revenues in 2010, and 20% in Q4 2010, post acquisition of Potrero Media), online display advertising (10% in 2010 and 8% in Q4 2010, post acquisition of Potrero Media), e-mail campaigns (9% in 2010 and 5% in Q4 2010, post acquisition of Potrero Media), as well as partnerships with high-profile online sites, and other miscellaneous marketing efforts (5% in 2010 and 3% in Q4 2010) .

a) Search Engine Marketing:  InsWeb manages a network of websites that are specifically designed for search engine marketing purposes.  Search engine marketing is a form of online marketing designed to engage consumers after they type in a search term and land on a search engine results page. Organic search placements are achieved through search engine optimization (SEO), and paid search placements are purchased directly from a search engine on a keyword basis.  In either instance, factors such as the content, the design of the site, and the consumer experience can influence the ranking and overall performance of the site in the search engine results.  As of December 31, 2010, InsWeb’s search engine marketing, including both paid search as well as organic search, was conducted primarily by Potrero Media, which oversees more than 1,500 web sites and actively manages millions of internet search terms.

b) Email campaigns: InsWeb partners with a number of companies who will send insurance offers via email to their customer database. Typically these companies have an affinity with the consumer, and email them regularly, thereby making these programs very effective.  In addition, InsWeb markets to an internal database of millions of consumers who have shopped for insurance over the past several years.

c) Online Display Advertising: InsWeb’s online direct-response advertising, is intended to create a presence for InsWeb on a wide range of websites. InsWeb’s key advertisements are delivered through content sponsorships, banners and keywords on financial, news, real estate, classifieds, automobile, directory and general interest sites. Some advertising may be done on InsWeb’s behalf by companies that specialize in advertising online, with whom InsWeb has developed strategic partnerships.  InsWeb, and some of its third-party marketing providers also conduct advertising campaigns promoting InsWeb through emails and electronic newsletters. InsWeb’s advertisements are targeted primarily at consumers who may be actively seeking insurance. In addition, InsWeb’s websites provide consumers with a variety of free interactive tools and content to help them with their research for insurance coverage.

d) Other Sources of Traffic: InsWeb seeks out relationships with companies whose websites feature a high volume of traffic or a substantive focus that is related to the purchase of insurance coverage, such as sites related to automobiles, homes, personal finances, health or small businesses. Agreements with these online companies typically provide that InsWeb pay the online company a transaction fee (based on click-throughs or consumer leads) and in very limited cases, a fixed fee. Online companies integrate links into their websites connecting to InsWeb’s marketplace. InsWeb provides functionality to further integrate with online companies and, in some cases, provides co-branding functionality whereby the online company’s logo is presented on the InsWeb marketplace to those consumers directed to InsWeb’s marketplace from a company’s site. Finally, InsWeb receives a small amount of traffic organically, from consumers who have previously visited one of its sites, or through word of mouth.

 Many of InsWeb’s online advertising and marketing agreements have a 30 to 90 day term, with either party having a right to terminate the agreement on seven days notice or less.

3) Working with Competitors: For several years, InsWeb has been working with several of its competitors, chiefly Bankrate Insurance (comprising NetQuote.com and InsureMe.com) and InsuranceLeads.com in a two-way relationship that enables all parties to maximize their revenues from every lead generated. In real time, each party’s system determines which among its own providers are available to buy any given lead. Once that has been determined, the systems “pings” competitors with details of the lead, without personally identifiable information, to find out if they have any other buyers for that same lead. If they do have buyers from different affiliations than the original party, the parties share in the additional revenue generated. In 2010, InsWeb’s revenues from consumers acquired from competitors represented 15% of total revenues, and, post acquisition of Potrero Media, in Q4 2010, InsWeb’s revenues from consumers acquired from competitors represented 11% of total revenues.

Traditional Consumer Marketing. Currently, InsWeb’s consumer marketing is focused on online marketing efforts. However, in the past, InsWeb has engaged in traditional advertising, including radio, television and print advertising, and may do so again in the future.

Insurance Agent and Broker Marketing and Acquisition

InsWeb’s local agent sales and marketing efforts seek to identify, through direct mail, email and telephone solicitation, referrals from other local agents and general advertising, insurance agents and brokers interested in participating in the AgentInsider or Producer Pipeline programs. In addition, sales efforts are directed toward securing carrier assistance, either through sponsored agreements, whereby insurance carriers promote and market InsWeb’s agent networks to their local agents, through subsidies of a portion of the cost of leads sold to certain of the carriers’ agents, or simply by inviting InsWeb sales personnel to agent gatherings.

Technology

Architecture and Interfaces

InsWeb has invested significant resources to develop and deploy its proprietary technology platforms. InsWeb believes these platforms constitute a significant competitive advantage.

InsWeb’s software architecture facilitates interoperability among software components to maximize responsiveness, flexibility and reliability. This architecture enables InsWeb to efficiently develop and deploy new consumer qualification and data delivery modules to meet the needs of insurance companies or large agents and brokers. It also simplifies the process of providing InsWeb’s core marketplace functionality for use on insurance company sites. In order to speed implementation for each lead purchaser, InsWeb has developed transmission software components which allow consumer data to be custom-formatted for delivery based on the requirements of the lead purchaser’s computer system. InsWeb has developed custom communication software to provide multiple types of real-time telecommunication links to its lead purchasers. These components provide a variety of solutions to the lead purchaser to best meet their needs and interface with their legacy systems. InsWeb has devoted significant time and resources to maximize the efficiency of integrating lead purchasers into its online marketplace and to create a flexible, customizable Web interface.

All of InsWeb’s websites are accessible to consumers via standard Web browsers and are designed without unnecessary graphics that would increase download time.

InsWeb’s AgentInsider platform  powers a self-service web site which give agents the ability to manage their accounts entirely online, including registration, the choice of zip codes in which the agent wishes to receive leads, the number of leads they wish to receive, and claim and receive credit for any bad leads.  In addition, agents can also manage the financial end of the transaction, namely the entry and automatic processing of their credit card information. These platforms enable InsWeb to transact with thousands of agents with relatively few customer service representatives. Agents participating in the Producer Pipeline network initially register and select zip codes through an offline process, but on-going account activity is typically handled online.

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

Security

InsWeb employs third-party firewall technology to protect its corporate network from intrusion and uses proprietary designs to isolate confidential data on its network so that only selected information is publicly available on its website. Consumer information is transmitted to InsWeb’s site using Secure Socket Layer encryption technology, a widely used technology for transmitting encoded data via a Web browser. Potrero Media utilizes Secure Socket Layer encryption, but only throughout its network and between internal applications.  InsWeb offers a number of other encryption methods for delivery of consumer information to insurance companies or local agents. InsWeb protects its system management functions using security models integrated with the operating system. Additionally, some sensitive software applications incorporate proprietary authentication schemes.

Site Operations

InsWeb’s hardware servers, storage systems, Internet connections, back-up strategies and network are designed to allow its online marketplace to operate continuously. InsWeb’s main Web servers are located in a leased facility located in the Sacramento, California area. Potrero Media's main Web servers are located in a managed hosting facility located in Dallas, Texas. InsWeb uses a number of internally-developed and third-party software products to monitor the performance and availability of its website and core products. InsWeb continuously monitors consumer traffic, response times and capacity to ensure a high quality of service for consumers and insurance companies. InsWeb maintains a disaster recovery site in the Sacramento, California area to facilitate the operation of its online marketplace in case of a failure at its main facility. Potrero Media’s main application servers and databases run with redundancy in a clustered environment. If a single server fails, a duplicate instance of the server will resume normal operations with no downtime.

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

InsWeb’s technology expenses were approximately $2.6 million in 2010 and $3.4 million in 2009.

Privacy Policy

InsWeb believes that the privacy of personally identifiable information of Internet users is becoming increasingly important as the use of the Internet for electronic commerce continues to grow. InsWeb has adopted privacy policies for each of its consumer websites regarding the use and disclosure of consumer information that is collected online. For some websites, InsWeb is a licensee of the TRUSTe Privacy Program and adheres to these standards regarding the protection of the personally identifiable information of Internet users.

Competition

The online insurance lead generation market, like the broader electronic commerce market, is highly competitive. InsWeb competes with other companies that provide qualified consumer leads to insurance companies and agents, as well as with:

•	single insurance company websites that offer quotes for their own insurance products online or by telephone;

•	other lead generation services that provide consumer leads to insurance agents;

•	web-based information delivery services that use generic filings with state regulators to deliver estimated price quotes from various insurance companies;

•	web-assisted agency distribution services that provide an Internet-based distribution channel for traditional insurance agencies;

•	online workplace marketers that sell insurance to employees over their employer’s intranet; and

•	providers of software technology to insurance companies and other competitors that may target electronic commerce solutions for the insurance industry.

InsWeb believes the principal bases for competition in the online insurance lead generation market include:

•	brand awareness;

•	variety and quality of providers, including a combination of insurance providers;

•	strength of relationships and depth of technology integration with insurance companies;

•	breadth and pricing of insurance product selection;

•	speed, accessibility and convenience;

•	quality and quantity of website content; and

•	relationships with other online companies.

Government Regulation

The insurance industry is subject to extensive regulation under state laws. Insurance laws and regulations cover all aspects of the insurance process, including sales techniques, underwriting for eligibility, rates, compensation, claim payments and record keeping by licensed insurance companies and insurance agents. InsWeb generates consumer leads for  licensed insurance companies and agents and we, therefore, may be required to comply with a complex set of rules and regulations that typically vary from state to state. If InsWeb fails to comply with a rule or regulation, InsWeb, any insurance company doing business with InsWeb, our officers, or agents with whom we contract could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could require changes to InsWeb’s business or otherwise harm InsWeb’s business. Furthermore, because the application of online commerce to the insurance market continues to evolve, the impact of current or future regulations on InsWeb’s business is difficult to anticipate.

In order to provide the types of services that require an insurance license, InsWeb established InsWeb Insurance Services, Inc. in 1997 and currently maintains property and casualty licenses in 50 states and the District of Columbia and a life and health license in California. Licensing laws and regulations vary depending on the jurisdiction. The applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Such authorities generally are vested with broad discretion concerning the allowance, renewal and revocation of licenses and approvals. The inability to obtain or maintain the requisite agent licenses or other necessary licenses, permits, or authorizations could harm InsWeb’s business.

Intellectual Property

InsWeb regards its intellectual property as critical to its success, and relies upon patent, trademark, copyright and trade secrets laws in the United States and other jurisdictions to protect its proprietary rights. The INSWEB mark has been registered in the United States, France, Germany, South Korea, Japan and the United Kingdom, and many other countries. Other U.S. and worldwide trademark applications and registrations include, but are not limited to, AgentInsider, AgentInsider.com, InsWeb.com, InsuranceRates.com, BestInsuranceMatch.com, FreeInsuranceAdvice.com, LocalInsuranceAgents.com,Where You and Your Insurance Really Click,  Lower Your Insurance Costs, Not Your Expectations, Potrero Media, Producer Pipeline, and MedHealthInsurance. InsWeb has applied for various patents on its core technology and related patentable subject matter; and five patents have been issued: U.S. Patent No. 6,898,597 (Event Log); U.S. Patent No. 7,107, 325 (System and method for optimizing and processing electronic pages in multiple languages); U.S. Patent No. 7,707,505 (Dynamic tabs for a graphical user interface); U.S Patent No. 7,389,246 (Insurance rating calculation software component architecture); U.S. Patent No. 7,640,176 (Insurance Agent Contact System). InsWeb’s pending trademark registrations and patent applications may not be approved or granted; or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in some foreign countries. InsWeb also seeks to protect its proprietary rights through physical and technological security measures, and through the use of confidentiality or license agreements with its business partners, employees, consultants, advisors and others. Despite InsWeb’s efforts to protect its proprietary rights from unauthorized use or disclosure, employees, consultants, advisors or others may not maintain the confidentiality of InsWeb’s proprietary information, and this proprietary information may otherwise become known, or be independently developed, by competitors. The steps InsWeb has taken may not prevent misappropriation of its proprietaryrights, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States.

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

Employees

As of December 31, 2010, InsWeb had 86 full-time employees. InsWeb has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. InsWeb considers its relations with its employees to be good. InsWeb believes that its future success will depend in part on the continued service of its senior management and key technical personnel and its ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in InsWeb’s industry and geographical location is intense. InsWeb may not continue to be successful in attracting and retaining a sufficient number of qualified personnel to conduct its business in the future.

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

We have a history of losses and we may not maintain profitability

While we achieved profitability in all quarters of 2010, we incurred operating losses of $1.3 million in 2009 and $2.5 million in 2008. As of December 31, 2010, our accumulated deficit was $192.0 million. Our operating results for future periods are subject to numerous uncertainties, and we may not generate sufficient revenues to achieve or maintain profitability on a quarterly or annual basis. If we are unable to sustain profitability, we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to our existing stockholders or could involve the issuance of securities that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable to us, we could be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

Depressed general economic conditions or further adverse changes in general economic conditions could adversely affect our operating results

The severe economic downturn in the United States has impacted the financial services sector of which our customers (insurance companies and their agents) are a part. As a result of this downturn, insurance companies may choose to scale back the number of policies they write as they file new rates with the state insurance regulators. Similarly, many agents who purchase leads from us operate as a small business, and as such may be less prepared to withstand an extended period of recession. In addition, consumer demand for our insurance shopping service is adversely impacted by the current economic climate because fewer consumers are shopping for cars and homes, two of the primary motivations to shop for insurance.  Accordingly, the uncertainty about the impact of economic conditions on our business makes it difficult for us to forecast operating results and to make decisions about future investments.

Health insurance companies and their agents may purchase fewer health insurance leads because of uncertainty about the impact of recent health care reform legislation and new regulations

A substantial portion of the revenues of our subsidiary, Potrero Media, is derived from the sale of health insurance leads. In September 2010, certain provisions of the Patient Protection and Affordable Care Act (“Act”) became effective which required health insurance companies to include additional benefits in their plans and to remove annual limits in order to be compliant.  This, combined with the medical loss ratio (“MLR”) requirement that went into effect in January 2011, had an impact on the percentage of insurance premiums that insurance companies were able to spend on administrative costs, including broker compensation. A number of insurance carriers and large agencies temporarily reduced their lead purchases while they assessed and modified their plans, systems, and procedures to comply with the new law.  Potential uncertainty about the impact of other provisions of the Act that become effective in the future make it difficult for us to forecast operating results for our subsidiary.

If we are unable to continue generating positive cash flows from operations, our ability to operate could suffer or cease

In 2010, our business generated $1.3 million in operating income, but in 2009 our business generated an operating loss of $1.3 million. At December 31, 2010, we had cash and cash equivalents of $6.7 million. In order to remain competitive, we must continue to make investments essential to our ability to operate, including in particular, investments in direct consumer marketing. In addition, we will continue to face the costs of being a public company. In the event that we are unable to generate revenues sufficient to offset our costs, or if our costs of marketing and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

Our future revenues and costs are unpredictable and our operating results are likely to fluctuate from quarter to quarter

An evaluation of our future prospects is very difficult. An investor in our common stock must consider the possibility that we may not be able to successfully address the uncertainties inherent in our business model. Moreover, due to recent changes in our business model, including the increased portion of our revenues associated with health insurance following the acquisition of Potrero Media in October 2010, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Factors that may cause fluctuations in our operating results include the following, many of which are outside our control:

•	We may experience consumer dissatisfaction with our online marketplace as we add or change features, or as the product options available from participating insurance companies and agents varies;

•
We may experience increases in our direct marketing expenses or a reduction in the number of consumers visiting our websites due to competition with other lead generation companies and online advertisers;

•	Consumer traffic to our websites may also fluctuate as a result of changes in level of advertising by entities with which we have insurance marketing relationships;

•	Our revenues may be harmed if we lose one or more significant insurance company or agency relationships or if any of our participating insurance companies or agencies merge with one another;

•	Our revenues may be harmed by inadequate levels of participation by local personal lines insurance agents in our agent networks;

•	Our revenues may be affected by changes to the revenue sharing arrangements we have with third-party intermediaries ; and

•	Use of the Internet by consumers may fluctuate due to seasonal factors or other uncontrollable factors affecting consumer behavior;

Seasonality affecting insurance shopping and Internet advertising may cause fluctuations in our operating results

We typically experience seasonality in our business associated with general slowness in the insurance industry during the year-end holiday period. In addition, online advertising for insurance products becomes more expensive during the holiday period as internet portals and other online firms dedicate an increasing percentage of their inventory to seasonal goods and services. Conversely, the cost of online advertising typically returns to normal levels and the number of consumer visits to our websites typically expands substantially in the first quarter of the year. Because of this seasonality, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. We believe seasonality will have an ongoing impact on our business.

Because a significant portion of our revenue is attributable to automobile insurance shopping on our online marketplace, we are especially vulnerable to risks related to the online market for automobile insurance or the automobile insurance industry generally

Automobile insurance accounted for approximately 78% of our transaction revenues in 2010 and approximately 83% of our transaction revenues in 2009.  Our recent acquisition of Potrero Media will increase the percentage of revenues attributed to life and health insurance, but we anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for automobile insurance on our site, our ability to generate revenue will be reduced and our business will be harmed. In addition, property and casualty insurance, including automobile insurance, is subject to operating cycles. During a cycle in which loss ratios rise, insurance companies may choose to restrict the amount of business they write directly or through local agents  while they await approval of rate increases from the various state insurance departments. Our business would be harmed if our participating insurance companies or local agents purchase fewer leads.

The loss of a significant customer relationship could result in a significant decrease in our revenues

 A limited number of customers account for a substantial percentage of InsWeb’s revenues. For the year ended December 31, 2010, two customers (eHealthInsurance Services Inc, and Humana Insurance Company) accounted for 19% and 15%, respectively, of revenues from the sale of health insurance leads, or 1% each of total revenues. Should one or more of our key insurance company partners cease to participate in our online marketplace or reduce its lead purchases, our operating results could be materially harmed. Although InsWeb continually seeks to diversify its customer base by adding insurance providers to the online marketplace, we may be unable to offset the effects of an adverse change in one of key customer relationships. Because of the broad market presence of some of our customers, we expect to continue to generate a substantial portion of our revenues from a limited number of customers for the foreseeable future.

If we are unable to promote our brands and expand our brand recognition, our ability to draw consumers and agents to our services will be limited

A growing number of websites offer services that are similar to and competitive with the services offered on our online insurance marketplace. Therefore, a positive recognition of our brands is critical to attracting additional consumers to our websites. Our current consumer marketing program consists of the maintenance of certain online relationships and other selective cost effective marketing campaigns, designed to maintain consumer awareness of InsWeb and our online insurance marketplace. Our contracts with companies that direct traffic to InsWeb’s websites require use of advertising materials approved by InsWeb.  Nevertheless, InsWeb is exposed to the risk that a company may generate consumer traffic to InsWeb by using unapproved content that damages the consumer perception of InsWeb or our participating insurance providers.

InsWeb’s local agent sales and marketing efforts use direct mail, email and telephone solicitation, referrals from other local agents and general advertising to identify personal lines insurance agents interested in purchasing leads from our agent networks. In addition, sales efforts are directed toward signing carrier sponsored agreements, whereby insurance carriers promote and market the use of our agent networks to their appointed local agents, both captive and independent. In order to attract and retain consumers and local agents and to promote and maintain our brands, we are continuing our financial commitment to both the consumer and agent marketing efforts. However, if our marketing efforts do not generate a corresponding increase in revenues or we otherwise fail to successfully promote our brands, or if these efforts require excessive expenditures, our business will be harmed. Moreover, if consumers or agents do not perceive our existing services to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brands could be harmed.

Our ability to maintain a positive recognition of our brand also depends in part on the quality of the products and services consumers receive from our participating providers, including timely response to requests for quotes or coverage. If we are unable to provide consumers with high-quality products and services, the value of our brands may be harmed and the number of consumers using our services may decline.

Competition in the market for online insurance lead generation is intense, and if we are unable to compete effectively with current competitors or new competitors that enter the market, the fees paid to us by participating insurance companies may fall, the fees charged by online companies with which we have strategic relationships may rise, and our market share may suffer

The online insurance lead generation market, like the broader electronic commerce market, is both rapidly evolving and highly competitive. Increased competition, particularly by companies operating local agent networks, could reduce the fees we are able to charge our participating insurance providers or increase the fees we are required to pay for online advertising, resulting in reduced margins or loss of market share, any of which could harm our business. In addition, our current and future competitors may be able to:

•      undertake more extensive marketing campaigns for their brands and services;

•      devote more resources to website and systems development;

•      adopt more aggressive pricing policies; and

•      make more attractive offers to potential employees, online companies and third-party service providers.

Accordingly, we may not be able to maintain or grow consumer traffic to our websites and our base of participating insurance providers, our competitors may grow faster than we do, or companies with whom we have strategic relationships may discontinue their relationships with us, any of which would harm our business.

We do not have exclusive relationships or long-term contracts with insurance companies, which may limit our ability to retain these insurance companies as participants in our marketplace and maintain the attractiveness of our services to consumers

We do not have an exclusive relationship with any of the insurance companies whose insurance products are offered on our online marketplace, and thus, consumers may obtain quotes and coverage from these insurance companies without using our website. Our participating insurance companies also offer their products directly to consumers through insurance agents, mass marketing campaigns or through other traditional methods of insurance distribution. In most cases, our participating insurance companies also offer their products and services over the Internet, either directly to consumers or through one or more of our online competitors, or both. In addition, most of our agreements with our participating insurance companies are cancelable at the option of either party upon 90 days’ notice or less. Furthermore, our agreements permit the insurance company to limit their lead purchases to certain states, products, and consumer profiles. We have experienced, and expect to continue to experience, reductions in the level of lead purchases in our marketplace or complete termination by participating insurance companies. These reductions in purchases, terminations, or an inability to attract additional insurance companies to our marketplace could materially affect our revenues and harm our business.

We may not be able to maintain or grow our networks of agents and brokers

A substantial portion of consumers visiting our websites prefer to continue their insurance quote request and policy purchase through a local agent. We have devoted significant resources to attracting agents to our networks, and local agents collectively account for a significant portion of our transaction revenues. However, agents can choose to purchase consumer leads from an increasing number of online sources, and we have experienced and expect to continue to experience lapses in agent accounts and fluctuations in buying behavior. If we are unable to maintain an adequate level of agent participation in our agent networks, consumers may become dissatisfied with our website offerings, our revenues may decline, and our business may be harmed.

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

Laws and regulations that govern the insurance industry could expose us, or our participating insurance companies, our officers, or agents with whom we contract, to legal penalties if we fail to comply, and could require changes to our business

We generate consumer leads for licensed insurance companies and agents, and we, therefore, may be required to comply with a complex set of rules and regulations that often vary from state to state. If we fail to comply with a rule or regulation, we, an insurance company doing business with us, our officers, or agents with whom we contract, could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could expose us to additional costs, including indemnification of participating insurance companies for their costs, and could require changes to our business or otherwise harm our business. Furthermore, because the application of online commerce to the consumer insurance market is relatively new, the impact of current or future regulations on InsWeb’s business is difficult to anticipate.

If we are unable to safeguard the security and privacy of consumers’ and participating insurance companies’ confidential data, consumers and insurance companies may not use our services and our business may be harmed

A significant barrier to electronic commerce and communications is the secure transmission of personally identifiable information of Internet users as well as other confidential information over public networks. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant expenditures to protect against security breaches or to alleviate problems caused by any breaches. Additionally, many states have enacted laws mandating notice to consumers after a security breach affecting a database containing personally identifiable information. To date, we have experienced no breaches in our network security. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as names, addresses, Social Security and credit card numbers, user names and passwords and insurance company rate information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms we use to protect consumers’ and insurance companies’ confidential information. A security breach could reduce consumer confidence in our service and our business may be harmed.

System failures or internet service failures could reduce or limit traffic on our website or interrupt our communications with individual insurance companies and harm our ability to generate revenue

Since launching our online marketplace, we have experienced occasional minor system failures or internet service failures that have resulted in all or a portion of one of our websites being out of service for a period of time while our technicians brought backup systems online. We may experience further system failures or internet service failures in the future that could disrupt the operation of our websites and could harm our business. Our revenues depend in large part on the volume of traffic on our websites and, more particularly, on the number of leads generated by our websites in response to consumer inquiries. Accordingly, the performance, reliability and availability of our websites, and network infrastructure are critical to our reputation and our ability to attract a high volume of traffic to our websites and to attract and retain participating insurance companies and agents. Moreover, we believe that consumers who have a negative experience with an electronic commerce website may be reluctant to return to that site. Thus, a significant failure or outage affecting our systems could result in severe long-term damage to our business.

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

Our facilities and systems are vulnerable to natural disasters and other unexpected losses, and we may not have adequate insurance to cover such losses

InsWeb’s computer hardware operations are located in leased facilities in the Sacramento, California area. Potrero Media’s computer hardware operations are located in leased facilities in the Dallas, Texas area. If these locations experienced a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, power loss, telecommunications failures, break-ins, natural disasters and similar events. If we seek to replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

We rely on the services of our executive officers and other key personnel, whose knowledge of our business and the insurance industry and technical expertise would be extremely difficult to replace

Our future success is substantially dependent on the continued services and continuing contributions of our senior management and other key personnel, particularly Hussein A. Enan, Chairman of our Board and Chief Executive Officer, and Richard A. Natsch, President and Founder of Potrero Media.  The loss of the services of any of our executive officers or other key employees could harm our business. We have no long-term employment agreements with any of our key personnel, although Kiran Rasaretnam, Chief Financial Officer, L. Eric Loewe, Senior Vice President and General Counsel, and Steven Yasuda, Controller and Chief Accounting Officer and certain other key employees are entitled to certain severance benefits should their employment be involuntarily terminated. We maintain a $2 million life insurance policy on Mr. Enan and a $1 million life insurance policy on Mr. Natsch naming InsWeb as the beneficiary, but we maintain no similar insurance on any of our other key employees. InsWeb has granted stock options as incentives to executive officers, new employees and certain other key personnel. As the value of these incentives is highly dependent on an increase in the market price of our common stock, we may be unable to retain such key employees, nor retain or recruit other officers and key employees in the future.

We are subject to claims for infringement of intellectual property, which, with or without merit, could be costly to defend or settle

From time to time, we have been subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. Infringement claims of this type, with or without merit, could be time-consuming to defend, result in costly litigation, divert management attention and resources, require us to modify our business practices and websites, or require us to enter into royalty or license agreements. License agreements may not be available on reasonable terms, if at all. InsWeb’s assertion or prosecution of any infringement claims against other entities also could be time-consuming and divert management’s attention.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

InsWeb’s corporate headquarters and its principal administrative, product development, sales and marketing operations are located in a 55,000 square foot facility in the Sacramento, California area, which InsWeb occupies under a lease expiring in April 2011. On December 27, 2010, InsWeb entered into a full-service lease with MSCP Capital Center Investors, LLC for approximately 16,000 square feet of office space in a building that will house InsWeb’s headquarters. The new facility is located in Rancho Cordova, California, a short distance from InsWeb’s current headquarters. The term of the new lease is five years, commencing on or about May 1, 2011; however, InsWeb has two, consecutive options to extend the term for five years each at the prevailing market rent.

Potrero Media’s headquarters and its principal administrative, product development, sales and marketing operations are located in a 10,000 square foot facility in San Francisco, California, which Potrero Media occupies under a lease expiring in October 2014. Potrero Media has four consecutive options to extend the term for five years each.
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

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but plaintiffs  appealed this order to the Ninth Circuit Court of Appeal. On December 2, 2010, the Ninth Circuit determined that the plaintiff’s demand letters sent to 30 defendant issuers were inadequate and affirmed the district court's dismissal of plaintiff's claim as to those defendants. The Ninth Court remanded another 24 cases, including InsWeb’s case, with instructions that the District Court permit the underwriters and issuers to file motions challenging the adequacy of the demand letters in those cases. The Ninth Circuit made clear to the District Court that the Ninth Circuit expects the District Court to dismiss claims as to issuers, such as InsWeb, that received demand letters similar to the letters that were found to be inadequate.  But the Ninth Circuit also reversed the District Court's decision that the statute of limitations had run on claims of certain issuers, including InsWeb, which may leave open the possibility that plaintiff could send new demand letters.  The underwriters and plaintiff are seeking review by the United States Supreme Court. If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

PART II

Item 4. Removed and Reserved

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

InsWeb’s common stock is quoted on the Nasdaq Capital Market under the symbol “INSW.” As of December 31, 2010, there were approximately 1,300 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of InsWeb’s common stock as reported on the Nasdaq Capital Market:

	Price Range Quarter Ended
	High	Low
2010
December 31, 2010	$8.25	$5.29
September 30, 2010	$6.20	$4.35
June 30, 2010	$5.85	$4.30
March 31, 2010	$5.25	$3.10

2009
December 31, 2009	$3.64	$2.60
September 30, 2009	$3.45	$2.09
June 30, 2009	$3.32	$1.90
March 31, 2009	$3.10	$1.45

InsWeb has not paid any cash dividends on its capital stock. InsWeb currently intends to retain future earnings, if any, for use in the operation and expansion of our business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

On October 1, 2010 (the “Closing Date”), InsWeb completed its acquisition (the “Potrero Media Acquisition”) of 100% of the capital stock of Potrero Media pursuant to the Stock Purchase Agreement and related amendments (“Purchase Agreement”) signed on August 31, 2010. In connection with the acquisition, InsWeb issued 312,578 shares of Common Stock to the selling shareholders, representing $1.2 million of the transaction consideration. These shares are held in escrow until the first anniversary of the Closing Date.

Item 6. Selected Financial Data.

Not applicable.

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

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, which include insurance companies, national, statewide or nationwide insurance brokers, and local independent or exclusive agents (such as State Farm agents). Quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge. InsWeb earns a majority of its revenues from participating insurance providers, based on the delivery of qualified leads from consumers who have completed an insurance form. Lead revenues represented approximately 83% of total revenues in 2010, and post acquisition of Potrero Media, 87% of total revenues in Q4 2010. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website (“Cost per Click” or “CPC” program). In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through.” Click-through revenues accounted for approximately 15% of total revenues in 2010, and post acquisition of Potrero Media, 12% of total revenues in Q4 2010.

A significant portion of our revenues result from sales of leads to agents within our two proprietary networks: AgentInsider and Producer Pipeline. As of December 31, 2010, approximately 13,000 local personal lines insurance agents were actively purchasing consumer leads through AgentInsider, representing 32% of total transaction fees. As of December 31, 2010, there were approximately 2,200 agents and brokers purchasing health leads through Producer Pipeline. We expect that the sales of consumer leads to insurance agents in our networks, augmented by sales of leads to agents in networks operated by third parties, will continue to represent a significant percentage of transaction fees.

InsWeb’s consumer acquisition strategy is designed to cost effectively increase consumer traffic to its websites and to drive awareness of insurance products and services available on its websites. For the year ended December 31, 2010, direct traffic, consisting of consumers who responded to an online advertisement or an e-mail campaign, represented the largest source of traffic to InsWeb websites. However, a significant and growing percentage of consumer leads generated by InsWeb resulted from form hosting relationships, in which InsWeb bids for a consumer lead generated by a third party, including several of InsWeb’s direct competitors.

InsWeb has focused its efforts on developing insurance company coverage for automobile insurance in order to be able to offer true comparative online shopping for this important segment of the insurance market. Automobile insurance accounted for approximately 78% of our transaction revenues in 2010 and approximately 83% in 2009. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future. Health insurance, following the acquisition of Potrero Media on October 1, 2010, represented 6% of the transaction revenues for 2010.

InsWeb has been dependent on a limited number of customers for a majority of its automobile insurance transaction fee revenues, although recent expansion of InsWeb’s offering has reduced that dependency to some extent. For the year ended December 31, 2009, one insurance company (American Family) accounted for 10% of total revenues.  At December 31, 2010, two customers (SureHits and Geico) accounted for 17% and 12% of accounts receivable, respectively. At December 31, 2009, three customers (American Family, Insurance.com, and NetQuote) accounted for 16%, 13%, and 12% of accounts receivable, respectively.

InsWeb and Potrero Media have been operating as separate entities since the Closing Date. InsWeb is continuing to evaluate the potential benefits that may arise from a reorganization and combination of the two entities.  To facilitate such a reorganization, InsWeb and the selling shareholders are discussing a potential amendment to the Purchase Agreement, which may cancel the future contingent consideration in exchange for a fixed payment to be paid in 2011.  At the time of the filing of this Annual Report on Form 10-K, the agreement has not been completed or approved by the board of directors.  Management believes that if the amendment is consummated it could have a material impact on our consolidated financial statements.

Results of Operations

InsWeb earned $1.3 million in 2010 and incurred operating losses of $1.3 million in 2009 and $2.5 million in 2008; and as of December 31, 2010, our accumulated deficit was $192.0 million. Though we were cash flow positive from operations in 2010, InsWeb’s cash flow activities’ from operations have historically consumed substantial amounts of cash, cash equivalents and short-term investments ($806,000 in 2009 and $754,000 in 2008) and may require capital in the future. At December 31, 2010, InsWeb had $6.7 million in cash and cash equivalents. The losses and the related accumulated deficit are a result of the significant costs incurred in the development of InsWeb’s technology platform, the establishment of relationships with insurance companies, their integration with the InsWeb site, and InsWeb’s marketing and sales activities. In order to remain competitive, InsWeb must continue to make investments essential to its ability to operate, and InsWeb intends to continue to invest in product development and maintenance, and sales and marketing. In addition, InsWeb will continue to incur the costs associated with being a publicly listed company, including the costs of compliance with the provisions of the Sarbanes-Oxley Act of 2002, among other compliance related items.

The following table sets forth selected statement of operations data with the respective percentage change from the prior year:

	Year ended December 31,		Percentage Change from Prior Year
(in thousands)	2010	2009	2010	2009
Revenues:
Transaction fees:
Auto insurance	$33,082	$28,984	14%	(8)%
Health	2,509	79	3,076%	93%
Property insurance	3,846	3,551	8%	4%
Term life insurance	2,079	1,789	16%	6%
Agent directory	385	442	(13)%	(38)%
Other insurance offerings	298	157	90%	441%
	42,199	35,002	21%	(6)%
Other	160	167	(4)%	(25)%
Total revenues	42,359	35,169	20%	(6)%
Operating expenses:
Direct marketing	28,370	23,397	21%	(12)%
Sales and marketing	5,743	6,588	(13)%	10%
Technology	2,629	3,418	(23)%	4%
General and administrative	4,321	3,055	41%	(24)%
Total operating expenses	41,063	36,458	13%	(9)%
Income (loss) from operations	$1,296	$(1,289)	201%	47%

The following table sets forth selected statement of operations data as a percentage of total revenues:

	Year ended December 31,
	2010	2009
Revenues:

Transaction fees:
Auto insurance	78.1%	82.4%
Health insurance	5.9%	0.2%
Property insurance	9.1%	10.1%
Term life insurance	4.9%	5.1%
Agent directory	0.9%	1.3%
Other	1.1%	0.9%
Total revenues	100.0%	100.0%
Operating expenses:
Direct marketing	67.0%	66.6%
Sales and marketing	13.5%	18.7%
Technology	6.2%	9.7%
General and administrative	10.2%	8.7%
Total operating expenses	96.9%	(103.7)%
Income (loss) from operations	3.1%	(3.7)%

Non-GAAP Financial Information

In evaluating InsWeb’s business, InsWeb’s management considers and uses Adjusted EBITDA as a supplemental measure of operating performance.  Adjusted EBITDA refers to a financial measure that InsWeb defines as net income (loss) excluding interest, taxes, depreciation, amortization, share-based compensation, and other non-recurring gains and losses that are not related to InsWeb’s continuing operations.  This measure is an essential component of InsWeb’s internal planning process because it facilitates period-to-period comparisons of InsWeb’s operating performance by eliminating potential differences in net income (loss) caused by the existence and timing of non-cash charges and non-recurring gains and losses.  Furthermore, Adjusted EBITDA reflects the key revenue and expense items for which InsWeb’s operating managers are responsible.

NON-GAAP FINANCIAL MEASURE AND RECONCILIATION
(In thousands)

		Year ended December 31,
		2010	2009
Net income (loss)		$1,295	($1,261)
Less
	Interest income	25	28
Add
	Interest expense	26	-
	Share-based compensation expense	928	820
	Depreciation and amortization of property, equipment and intangible assets from continuing operations	474	188
	Acquisition costs	744	-
	Severance and other	-	384
Adjusted EBITDA from continuing operations		$3,442	$103

Adjusted EBITDA is not a measurement of InsWeb’s financial performance under U.S. GAAP and has limitations as an analytical tool.  You should not consider it in isolation or as a substitute for the Company’s U.S. GAAP net income (loss).  The principal limitations of this measure are that: 1) it does not reflect InsWeb’s actual expenses and may thus have the effect of inflating or reducing InsWeb’s net income (loss) and net income (loss) per share; and 2) it may not be comparable to Adjusted EBITDA as reported by other companies.

Metrics:

As described in Part I, InsWeb employs multiple consumer acquisition methods for each of its key product lines - automobile, property, term life and health insurance.  In evaluating the performance of its business, InsWeb regularly reviews the direct marketing (consumer acquisition) costs and operating margin by insurance product and source of consumer traffic. The number of consumers available and the cost of acquisition can fluctuate significantly for each of InsWeb’s consumer acquisition methods based on many different and complex variables. By reviewing the operating margin on a detailed basis, InsWeb’s management believes that it is in a position to observe fluctuations in performance and to adjust its marketing mix in a timely manner to grow revenues while maintaining an acceptable overall operating margin.

All amounts in the following charts are in thousands, except per consumer amounts, and include results for Potrero Media for the period from October 1, 2010 to December 31, 2010.  Year-over-year changes may not be meaningful for the term-life and health products as a result of the acquisition.

Auto direct to consumers	Shopping consumers	Transaction revenues	Direct marketing expenses	% Margin
2010	10,781	$ 8,729	$ 5,525	37%
2009	17,979	$ 13,121	$ 8,619	34%
% Change	(40.0%)	(33.5%)	(35.9%)	7.0%
Auto form hosting	Lead submitting consumers	Transaction revenues	Direct marketing expenses	% Margin
2010	1,918	$ 19,657	$ 14,810	25%
2009	781	$ 11,527	$ 9,114	21%
% Change	145.6%	70.5%	62.5%	17.8%
Auto from competitors	Lead submitting consumers	Transaction revenues	Direct marketing expenses	% Margin
2010	1,520	$ 4,696	$ 2,378	49%
2009	1,455	$ 4,336	$ 2,324	46%
% Change	4.5%	8.3%	2.3%	6.4%
Total auto		Transaction revenues	Direct marketing expenses	% Margin
2010		$ 33,082	$ 22,713	31%
2009		$ 28,984	$ 20,057	31%
% Change		14.1%	13.2%	1.8%

Property direct to consumers	Shopping consumers	Transaction revenues	Direct marketing expenses	% Margin
2010	967	$ 1,744	$ 1,019	42%
2009	1,610	$ 2,117	$ 1,338	37%
% Change	(39.9%)	(17.6%)	(23.8%)	13.0%
Property form hosting	Lead submitting consumers	Transaction revenues	Direct marketing expenses	% Margin
2010	101	$ 1,025	$ 790	23%
2009	78	$ 616	$ 413	33%
% Change	29.5%	66.4%	91.3%	(30.4%)
Property from competitors	Lead submitting consumers	Transaction revenues	Direct marketing expenses	% Margin
2010	169	$ 1,077	$ 542	50%
2009	115	$ 818	$ 448	45%
% Change	47.0%	31.7%	21.0%	9.8%
Total property		Transaction revenues	Direct marketing expenses	% Margin
2010		$ 3,846	$ 2,351	39%
2009		$ 3,551	$ 2,199	38%
% Change		8.3%	6.9%	2.1%

Term life direct to consumers	Shopping consumers	Transaction revenues	Direct marketing expenses	% Margin
2010	977	$ 1,143	$ 496	57%
2009	180	$ 880	$ 293	67%
% Change	442.8%	29.7%	69.3%	(15.2%)
Term life form hosting	Lead submitting consumers	Transaction revenues	Direct marketing expenses	% Margin
2010	30	$ 420	$ 335	20%
2009	18	$ 529	$ 237	55%
% Change	66.7%	(20.6%)	41.4%	(63.3%)
Term life from competitors	Lead submitting consumers	Transaction revenues	Direct marketing expenses	% Margin
2010	54	$ 516	$ 296	43%
2009	29	$ 380	$ 207	46%
% Change	86.2%	35.8%	43.0%	(6.3%)
Total term life		Transaction revenues	Direct marketing expenses	% Margin
2010		$ 2,079	$ 1,127	46%
2009		$ 1,789	$ 737	59%
% Change		16.1%	52.9%	(22.2%)

Health direct to consumers	Shopping consumers	Transaction revenues	Direct marketing expenses	% Margin
2010	4,332	$ 2,290	$ 1,744	24%
2009	193	$ 46	$ -	100%
% Change	2,144.6%	4,878.3%	N/A	(76.2%)
Health form hosting	Lead submitting consumers	Transaction revenues	Direct marketing expenses	% Margin
2010	14	$ 168	$ 117	30%
2009	-	$ -	$ -	N/A
% Change	N/A	N/A	N/A	N/A
Health from competitors	Lead submitting consumers	Transaction revenues	Direct marketing expenses	% Margin
2010	13	$ 51	$ 26	49%
2009	9	$ 33	$ 17	48%
% Change	44.4%	54.5%	52.9%	1.1%
Total health	Consumers	Transaction revenues	Direct marketing expenses	% Margin
2010	N/A	$ 2,509	$ 1,887	25%
2009	N/A	$ 79	$ 17	78%
% Change	N/A	3,075.9%	11,000.0%	(68.4%)

Definitions:

Direct to consumers: Revenues, and direct marketing expenses derived from consumers who started a shopping session on a website of InsWeb or its subsidiaries.

From competitors: Revenues and direct marketing expenses derived from consumers who were acquired by InsWeb from its competitors - Bankrate and Insuranceleads.com,in the form of qualified leads.

Form hosting: Revenues and direct marketing expenses derived from consumers who InsWeb acquired directly from non-competitor 3rd parties in the form of qualified leads.

Transaction Fees.

Automobile insurance transaction fees (consisting of lead fees, commissions and click-through fees) increased 14% to $33.1 million in 2010 from $29.0 million in 2009. The increase in transaction fees was primarily attributable to a 71% increase in transaction revenue from form hosting traffic sources, partially offset by a 34% decrease in transaction revenue from direct to consumer sources of traffic. The increase in transaction revenue from form hosting traffic reflects InsWeb’s efforts in 2010 to expand form hosting relationships. InsWeb expects the number of form hosting relationships will increase during 2011.

Health insurance transaction fees increased to $2.5 million in 2010 from $79,000 in 2009. Of the $2.4 million increase in health insurance transaction fees, the entire increase was attributed to the acquisition of Potrero Media on October 1, 2010. InsWeb expects health insurance transaction fees to comprise a growing percentage of its future total revenues.

Property insurance transaction fees (consisting primarily of lead fees) increased 8% to $3.8 million in 2010 from $3.6 million in 2009. The increase in transaction fees was primarily attributable to a 37% increase in the revenue earned per consumer acquired through direct to consumer traffic sources in 2010 compared to 2009. The increase in revenue per consumer can be partially attributed to increased monetization of qualified property leads in 2010. The increase in revenue was offset by a 40% decrease in the number of consumers shopping for property insurance acquired through direct to consumer traffic sources in 2010 compared to 2009.

Term life insurance transaction fees (consisting primarily of lead fees) increased 16% to $2.1 million in 2010 from $1.8 million in 2009. The increase in transaction fees was primarily attributable to a 443% increase in the number of consumers acquired through direct to consumer traffic sources in 2010 compared to 2009, offset by a 76% decrease in revenue earned per consumer acquired through direct to consumer traffic sources in 2010 compared to 2009. The decrease in revenue per consumer can be partially attributed to more leads being sold at lower prices in 2010 compared to the number of consumers acquired through direct to consumer traffic sources in 2009. Term life insurance transaction fees for 2010 include $286,000 from Potrero Media after  the acquisition of Potrero Media on October 1, 2010.

Included in the automobile, health, property and term life transaction fees mentioned above are transaction revenues of $6.3 million in 2010 and $5.6 million in 2009 that InsWeb receives from competitors such as Bankrate Insurance when they complement InsWeb's offering by distributing our leads to additional providers. InsWeb expects to continue to expand these revenue sharing relationships in 2011.

Agent directory revenues (consisting of subscription revenue and advertising revenues) decreased 13% to $385,000 in 2010 from $442,000 in 2009. This decrease was due primarily to lower advertising revenues generated from sales of banner ads on the agent directory site.

Other.

Development and maintenance fees decreased 4% to $160,000 in 2010, from $167,000 in 2009.

Operating Expenses

	Year ended December 31,		Percentage Change from Prior Year
(In thousands, except percentages)	2010	2009	2010	2009
Operating expenses:

Direct marketing	$28,370	$23,397	21%	(12)%
Sales and marketing	5,743	6,588	(13)%	10%
Technology	2,629	3,418	(23)%	4%
General and administrative	4,321	3,055	41%	(24)%

Direct marketing (consumer acquisition) metrics and costs were as follows:

	Year ended December 31,		Percentage Change from Prior Year
(In thousands, except percentages and per consumer amounts)	2010	2009	2010	2009
Direct marketing costs	$28,370	$23,397	21%	(12)%
Direct marketing costs as a percent of transaction fees	67%	67%	—%	(6)%
Number of consumers	29,144	29,960	(3)%	47%
Direct marketing cost per consumer	$0.97	$0.78	24%	(40)%

Direct Marketing. Direct marketing expenses consist of advertising, promotions and fees incurred to drive consumer traffic directly to the InsWeb online marketplace, and fees paid to third parties pursuant to form hosting marketing partnerships. For the year ended December 31, 2010, the largest source of revenue was consumers acquired through form hosting marketing partnerships.

Direct marketing expenses were $28.4 million in 2010 as compared to $23.4 million in 2009.  The 21% increase in spending in 2010 compared to 2009 is primarily due to continued increase of consumers being acquired through form hosting marketing partnerships. Direct marketing expenses also increased by $2.2 million attributed to the acquisition of Potrero Media on October 1, 2010.  Direct marketing expense as a percent of transaction revenues was 67% in both 2010 and 2009.

InsWeb expects direct marketing levels to increase in 2011, in part as a result of InsWeb’s acquisition of PotreroMedia and in part, as InsWeb expects to continue to increase its consumer traffic and marketing sources in 2011.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s sales and marketing personnel. Sales and marketing expenses decreased 13% to $5.7 million in 2010 from $6.6 million in 2009. The decrease was primarily due to a decrease in headcount related expenses in 2010 compared to 2009, due to a staff reduction in September 2009 and a decrease in consulting fees. This was partly offset by an increase in sales and marketing expenses of $419,000 attributed to the acquisition of Potrero Media on October 1, 2010. InsWeb expects sales and marketing expenses to increase in 2011, primarily due to InsWeb’s acquisition of Potrero Media.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with support and maintenance of the InsWeb online insurance marketplace. Technology expenses decreased 23% to $2.6 million in 2010 from $3.4 million in 2009. The decrease was primarily due to a decrease in headcount related expenses in 2010 compared to 2009, due to a staff reduction in September 2009. This was partly offset by an increase in technology expenses of $233,000 attributed to the acquisition of Potrero Media on October 1, 2010. InsWeb expects technology expenses to increase in 2011, primarily due to InsWeb’s acquisition of Potrero Media.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for InsWeb’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased 41% to $4.3 million in 2010 from $3.1 million in 2009.  The increase was primarily due to costs directly associated with the acquisition of Potrero Media on October 1, 2010, share-based compensation expense and general and administrative expenses of $212,000 related to the acquisition of Potrero Media’s operations. InsWeb expects general and administrative expenses to decrease slightly in 2011.

Interest and Other Income, Net. Net interest income (expense) was ($1,000) for 2010 compared to $28,000 in 2009.  Interest income was $25,000 in 2010 compared to $28,000 in 2009.  Interest expense was $26,000 in 2010 compared to $0 in 2009. Due to the acquisition of Potrero Media on October 1, 2010, interest expense is recognized on imputed interest for the contingent consideration related to the transaction. InsWeb’s investment portfolio consists entirely of cash, cash equivalents and short-term investments. InsWeb expects that returns received from its investment portfolio in the near future will be negligible given current economic conditions in the United States.

Income Taxes. InsWeb recognized no expense for, and did not receive a benefit from income taxes for the years ended December 31, 2010 and 2009.

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

Revenue Recognition. InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance providers based on the delivery of qualified leads. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website (“Sponsored Web Link” program). In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through.” InsWeb recognizes revenue when (i) persuasive evidence of an arrangement between InsWeb and the customer exists, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectability of the sales price is reasonably assured.

Business Combinations. In 2010, InsWeb adopted ASC 805, Business Combinations, which revised the accounting guidance that is required to apply for acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that InsWeb recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. The goodwill recognized of $2.7 million is attributable to the excess purchase consideration over assets acquired and liabilities assumed. While InsWeb uses their best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, InsWeb’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, InsWeb will record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to InsWeb’s consolidated statements of operations. Direct transaction costs associated with a business combination are expensed as incurred (prior to fiscal 2010, direct transaction costs were included as part of the purchase price);

Contingencies. As discussed in Part I, Item 3 (“Legal Proceedings”) and in Part II, Note 6 of Notes to the Consolidated Financial Statements of this report, InsWeb is a defendant in: i) a class action lawsuit that alleges InsWeb violated certain federal securities laws at the time of its initial public offering; ii) a securities lawsuit alleging certain officers and directors and significant shareholders violated the short swing trading prohibition of Section 16(b) of the Securities Exchange Act. InsWeb cannot accurately predict the ultimate outcome of these matters at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in any of these actions. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

Share-Based Compensation. InsWeb accounts for share-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” Under the provisions of ASC 718, share-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model. The BSM option-pricing model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM option-pricing model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Generally, compensation cost is recognized over the requisite service period. However, to the extent performance conditions affect the vesting of an award, compensation cost will be recognized only if the performance condition is satisfied. Compensation cost will not be recognized, and any previously recognized compensation cost will be reversed, if the performance condition is not satisfied.

Income Taxes. Under the asset and liability method prescribed under ASC 740, “Income Taxes”, InsWeb recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2010 and December 31, 2009, InsWeb had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively (none of which, if recognized, would favorably affect InsWeb’s effective tax rate). InsWeb does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, InsWeb had net operating loss carry forwards at December 31, 2010 of approximately $187.8 million and $76.8 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $4.8 million each. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table below and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2011 and 2012, respectively.

The carrying value of our deferred tax assets, which was approximately $66.4 million at December 31, 2010, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Year ended December 31,
	2010	2009
Cash provided by (used in) operating activities	$4,418	$(806)
Cash used in investing activities	(5,095)	(2,109)
Cash provided by financing activities	1,009	78

At December 31, 2010, InsWeb’s principal source of liquidity was $6.7 million in cash and cash equivalents. InsWeb adheres to an investment policy with minimal market or settlement risk with its current holdings. There are no restrictions or limitations regarding access to the $6.7 million in cash and cash equivalents. Since inception, InsWeb has financed its operations primarily through the sale of preferred and common stock.

In 2010, net cash provided by operating activities primarily consisted of InsWeb’s net income of $1.3 million, noncash share-based compensation of $0.9 million, noncash depreciation and amortization of $0.5 million, a decrease in prepaid expenses and other current assets of $0.2 million, an increase in accounts payable of $0.4 million, and an increase in deferred revenue of $1.5 million. This was offset by a decrease in accounts receivable of $0.2 million and a decrease in accrued expenses of $0.3 million. In 2009 net cash used by operating activities primarily consisted of InsWeb’s net loss of $1.3 million and an increase in accounts receivable of $0.6 million.  This was offset by noncash depreciation and amortization of $0.2 million and noncash share-based compensation of $0.8 million.

Net cash used in investing activities in 2010 of $5.1 million was primarily due to $5.3 million related to the purchase of Potrero Media, purchase and redemptions of $1.1 million, net in short-term investments and the purchase of $0.2 million in property and equipment. This was offset by a decrease in restricted cash of $1.5 million. Net cash used in investing activities in 2009 of $2.1 million was due to an increase of $2.1 million in restricted cash for the use as collateral to obtain a commercial credit line. Pursuant to the commercial credit agreement, the collateral value of the securities account should be no less than $2.0 million, based on investments held by InsWeb. As of December 31, 2009, restricted cash used as collateral for the credit line was $2.1 million. The collateral value may become unrestricted, if InsWeb elects to cancel the commercial credit agreement with the issuing bank.

Net cash used in financing activities in 2010 of $1.0 million was due to the proceeds from issuance of common stock through employee stock plans. Net cash provided by financing activities in 2009 of $78,000 are proceeds from the issuance of common stock through employee stock plans.

InsWeb currently anticipates that its cash and cash equivalents will be sufficient to meet its anticipated cash needs to fund operations and capital expenditures for at least the next 12 months. Although InsWeb does not anticipate the need for additional financing to meet its operating needs or to expand its business internally, in February 2011, the Board of Directors authorized InsWeb to file a universal shelf registration statement on Form S-3.  Once filed with and declared effective by the Securities and Exchange Commission, the shelf registration statement will cover the potential issuance of up to $15 million of new securities.  The filing of the shelf registration statement is designed to provide InsWeb with greater flexibility to take advantage of acquisition, financing and other business opportunities when and if such opportunities arise.  InsWeb has no specific plans to issue securities under the shelf registration statement. Accordingly, no assurances can be given as to whether or when any offering under this registration statement will be completed or the exact number of shares that may be issued by InsWeb. InsWeb cannot be certain that additional financing will be available when required, on favorable terms or at all. If InsWeb is not successful in raising additional capital as required, its business could be materially harmed. If additional funds were raised through the issuance of equity securities, the percentage ownership of InsWeb’s then-current stockholders would be reduced.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages F-1 to F-24.

INSWEB CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of InsWeb Corporation

We have audited the accompanying consolidated balance sheets of InsWeb Corporation (“Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InsWeb Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Sacramento, California
March 31, 2011

INSWEB CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$6,733	$6,401
Short-term investments	1,137	—
Accounts receivable, net of allowances of $6 at 2010 and $0 at 2009	3,307	2,014
Restricted cash equivalents and restricted short-term investments	580	2,105
Prepaid expenses and other current assets	559	710
Related party receivables	319	—
Total current assets	12,635	11,230
Intangible assets	6,965	150
Goodwill	2,689	—
Related party receivable	—	311
Property and equipment, net	171	109
Other assets	32	80
Total assets	$22,492	$11,880

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,740	$2,113
Accrued expenses	428	635
Accrued contingent consideration (See Note 3)	1,172	—
Deferred revenue	2,321	804
Total current liabilities	7,661	3,552
Accrued contingent consideration (See Note 3)	2,071	—
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2010 and 2009	—	—
Common stock, $0.001 par value. Authorized: 25,000 shares; 8,714 shares issued and 5,490 shares outstanding at 2010; and 8,043 shares issued and 4,819 shares outstanding at 2009	9	8
Paid-in capital	210,753	207,617
Treasury stock, 3,224 shares at 2010 and 2009	(6,334)	(6,334)
Accumulated deficit	(191,668)	(192,963)
Total stockholders’ equity	12,760	8,328
Total liabilities and stockholders’ equity	$22,492	$11,880

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009

Revenues:
Transaction fees	$42,199	$35,002
Other	160	167
Total revenues	42,359	35,169
Operating expenses:
Direct marketing	28,370	23,397
Sales and marketing	5,743	6,588
Technology	2,629	3,418
General and administrative	4,321	3,055
Total operating expenses	41,063	36,458
Income (loss) from operations	1,296	(1,289)
Interest income (expense), net	(1)	28
Net income (loss)	$1,295	$(1,261)

Net income (loss) per share:
Basic	$0.26	$(0.26)
Diluted	$0.23	$(0.26)

Shares used in computing net income (loss) per share:
Basic	4,972	4,796
Diluted	5,611	4,796

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2010 and 2009
(Amounts in thousands, except per share amounts)

	Common Stock			Treasury Stock		Accumulated Other
	Shares	Amount	Paid-in Capital	Shares	Amount	Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, December 31, 2008	8,004	8	$ 206,719	(3,224)	$ (6,334)	$ 1	$ (191,702)	$ 8,692
Issuance of shares through employee stock purchase plan and stock option plan	39	—	78	—	—	—	—	78
Share-based compensation expense	—	—	820	—	—	—	—	820
Comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(1,261)	(1,261)
Comprehensive loss	—	—	—	—	—	—	—	(1,262)

Balances, December 31, 2009	8,043	8	207,617	(3,224)	(6,334)	—	(192,963)	8,328
Issuance of shares through employee stock purchase plan and stock option plan	359	1	1,008	—	—	—	—	1,009
Share-based compensation expense	—	—	928	—	—	—	—	928
Issuance of common stock in connection with the Potrero Media acquisition (Note 3)	312	—	1,200	—	—	—	—	1,200
Comprehensive income:
Net income	—	—	—	—	—	—	1,295	1,295
Comprehensive income	—	—	—	—	—	—	—	1,295

Balances, December 31, 2010	8,714	$9	$210,753	(3,224)	$(6,334)	$—	$(191,668)	$12,760

See accompanying notes.

INSWEB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
(Amounts in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,295	$(1,261)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquisition:
Share-based compensation	928	820
Depreciation and amortization	474	188
Interest income from related party receivables	(8)	(7)
Provision for doubtful accounts	6	(8)
Interest income on short-term investments	(2)	—
Interest expense on contingent consideration	25	—
Net changes in operating assets and liabilities:
Accounts receivable	(166)	(556)
Prepaid expenses and other current assets	249	1
Other assets	78	54
Accounts payable	378	(25)
Accrued expenses	(316)	(379)
Deferred revenue	1,477	367
Net cash provided by (used in) operating activities	4,418	(806)
Cash flows from investing activities:
Purchases of short-term investments	(1,898)	(1)
Redemptions of short-term investments	763	—
Change in restricted cash	1,525	(2,105)
Purchases of property, equipment and intangible assets, net of acquisition	(154)	(3)
Purchase of Potrero Media, net of cash acquired	(5,331)	—
Net cash used in investing activities	(5,095)	(2,109)
Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	1,009	78
Net cash provided by financing activities	1,009	78
Net increase (decrease) in cash and cash equivalents	332	(2,837)
Cash and cash equivalents, beginning of year	6,401	9,238
Cash and cash equivalents, end of year	$6,733	$6,401

See accompanying notes.

Supplemental disclosures of cash flow information and non-cash transactions:

In connection with its acquisition of Potrero Media, InsWeb assumed liabilities and issued common stock as follows:

Fair value of net assets acquired	$11,239
Cash paid for acquisition	(5,331)
Liabilities assumed and issuance of common stock	$5,908

INSWEB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Business of InsWeb Corporation

InsWeb operates an online insurance marketplace that electronically matches consumers and providers of automobile, property, health, term life, and small business insurance. On October 1, 2010, InsWeb acquired Potrero Media, which operates a similar service focused on the health and term life insurance markets. Potrero Media is operated as a separate, wholly-owned subsidiary of InsWeb, and is treated as a separate reportable segment in recognition of its separate corporate structure.

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. While quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge, InsWeb earns revenues from participating insurance providers based on the delivery of qualified leads. These fees are earned, generally, from the delivery of a lead to a participating insurance provider or local agent. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website. In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through.”

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

2.           Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, Potrero Media, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Cash, cash equivalents and short-term investments

InsWeb considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities greater than three months at the date of purchase but less than one year are classified as short-term investments. Cash, cash equivalents and short-term investments are stated at cost, which approximates fair value, given the relatively short duration of the underlying securities.

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

Costs related to advertising and promotions of products are charged to sales and marketing expense as incurred. Direct marketing expense for the years ended December 31, 2010 and 2009 were $28,370,000 and $23,397,000, respectively.

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

InsWeb evaluates the recoverability of its long-lived assets, including intangible assets subject to amortization in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment. ASC 360 requires the recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds fair value. InsWeb assesses the impairment of its long-lived assets annually or when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No such indicators of impairment were identified as of December 31, 2010 and 2009.

Concentration of risk—credit

Financial instruments that potentially subject InsWeb to concentrations of credit risk, as defined by ASC 825, “Financial Instruments,” consist principally of cash, cash equivalents, short-term investments and accounts receivable. InsWeb deposits its cash, cash equivalents and short-term investments with various domestic financial institutions. Such deposits may exceed federal deposit insurance limits.

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

2.           Summary of Significant Accounting Policies (continued)

Concentration of risk—significant customers

     There were no significicant customers for the yeare ended December 31, 2010.  For the year ended December 31, 2009, there was one insurance company (American Family) accounted for 10%, of total revenues.  At December 31, 2010, two customers (SureHits and Geico) accounted for 17% and 12% of accounts receivable, respectively. At December 31, 2009, three customers (American Family, Insurance.com, and Bankrate Insurance) accounted for 16%, 13%, and 12% of accounts receivable, respectively.

Business Combinations

 In 2010, InsWeb adopted ASC 805, Business Combinations, which revised the accounting guidance that is required to apply for acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that InsWeb recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. The goodwill recognized of $2.7 million is attributable to the excess purchase consideration over assets acquired and liabilities assumed. While InsWeb uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, InsWeb’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, InsWeb will record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to InsWeb’s consolidated statements of operations. Direct transaction costs associated with a business combination are expensed as incurred (prior to fiscal 2010, direct transaction costs were included as part of the purchase price). InsWeb has applied ASC 805 to the acquisition of Potrero Media and continues to evaluate the impact this update will have on our consolidated financial statements.

Goodwill and Intangible Assets

Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired in accordance with ASC 350, “Intangibles – Goodwill and Other.” Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. InsWeb believes no impairment exists for its goodwill at December 31, 2010.

In connection with the acquisition of Potrero Media, InsWeb acquired intangible assets including websites and technology, customer relationships and non-compete agreements. The estimated fair value of these intangibles is amortized on a straight-line basis over the estimated useful lives of 5.75 years for websites, technology and customer relationships and 3 years for non-compete agreements.

Share-Based Payments

InsWeb accounts for share-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” Under the provisions of ASC 718, share-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model. The BSM option-pricing model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM option-pricing model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Generally, compensation cost is recognized over the requisite service period. However, to the extent performance conditions affect the vesting of an award, compensation cost will be recognized only if the performance condition is satisfied. Compensation cost will not be recognized, and any previously recognized compensation cost will be reversed, if the performance condition is not satisfied.

 InsWeb recognizes compensation costs for stock-based payment transactions to employees and Board of Directors, based on their grant-date fair value on a straight-line approach over the service period for which such awards are expected to vest. The fair value of stock options pursuant to the InsWeb’s 1997 and 2008 Stock Option Plans and Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the BSM option-pricing  model. The determination of fair value is affected by InsWeb’s stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, InsWeb’s assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the BSM option-pricing model calculation are:

2.           Summary of Significant Accounting Policies (continued)

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

Risk-free interest rate. InsWeb bases the risk-free interest rate used in the BSM option-pricing model on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

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

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the BSM option-pricing model calculation and the InsWeb’s forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense we recognize.

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

Net income (loss) per share

Basic and diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options had been exercised. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effect would be antidilutive.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income (loss) per share of common stock:

	Year Ended December 31,
(In thousands, except per share amounts)	2010	2009

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common stockholders	$1,295	$(1,261)

Denominator for net income (loss) per share:
Basic—weighted average shares of common stock outstanding	4,972	4,796
Dilutive effect of employee stock options	639	—
Diluted	5,611	4,796

Net income (loss) per share:
Basic—as reported	$0.26	$(0.26)
Diluted—as reported	$0.23	$(0.26)

2.           Summary of Significant Accounting Policies (continued)

Excluded from the dilutive earnings per share calculation were approximately 953,000 and 2,185,000 options to purchase our common stock that were outstanding at December 31, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-29, Business Combinations (Topic 805)–Disclosure of Supplementary Pro Forma Information for Business Combinations–a consensus of the FASB Emerging Issues Task Force ("ASU 2010-29"). ASU 2010-29 requires a public entity to disclose pro forma revenue and earnings for a business combination occurring in the current year as though the business combination occurred as of the beginning of the year or, if comparative statements are presented, pro forma amounts are required to be presented as though the business combination took place as of the beginning of the comparative year. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. InsWeb will apply ASU 2010-29 prospectively to business combinations consummated subsequent to January 1, 2011. InsWeb is currently evaluating the impact this update will have on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles–Goodwill and Other (Topic 350)–When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying amounts–a consensus of the FASB Emerging Issues Task Force("ASU 2010-28"). ASU 2010-28 provides guidance on (i) the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts and (ii) the qualitative factors to be taken into account when performing step 2 in determining whether it is more likely than not that an impairment exists. For public entities, the provisions of ASU 2010-28 will be effective for fiscal years and interim periods within those years beginning after December 15, 2010. InsWeb is currently evaluating the impact this update will have on our consolidated financial statements.

Segment information

InsWeb operates in two segments, InsWeb and Potrero Media. Both InsWeb and PotreroMedia market their online marketplaces in the United States. The Chief Executive Officer has been identified as the Chief Operating Decision Maker because he has final authority over resource allocation decisions and performance assessment. InsWeb’s products and operations are managed and reported in two operating segments, InsWeb and Potrero Media. Both segments operate an online insurance marketplace that electronically matches consumers and providers of automobile, property, health and term life insurance.

Reclassifications

Certain amounts in our 2009 consolidated financial statements have been reclassified to conform to the presentation of our 2010 consolidated financial statements. Intangible assets have been reclassified from Other assets to Intangible assets on the consolidated balance sheets.

3.           Acquisition

On October 1, 2010 (the “Closing Date”), InsWeb completed its acquisition of 100% of the capital stock of Potrero Media pursuant to the Stock Purchase Agreement and related amendments (“Purchase Agreement”) signed on August 31, 2010. Potrero Media was acquired for a fair market value of $11.2 million paid in a combination of cash, stock and contingent earnout payments as discussed further below. InsWeb accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Potrero Media’s operating results are included in the Company’s consolidated financial statements from the date of acquisition.

The maximum purchase price for Potrero Media, exclusive of the discounting or probability reductions associated with the contingent consideration, was $12.5 million as of the Closing Date. The $12.5 million maximum purchase price is comprised of $6.0 million in cash paid at the Closing Date, $844,000 in cash paid within 30 days of the Closing Date associated with excess working capital as of September 30, 2010, $1.5 million in cash due at the first anniversary of the Closing Date, $1.2 million related to issuance of 312,578 shares of common stock in Insweb to be held in escrow and

3.           Acquisition (continued)

released on the first anniversary of the Closing Date, and a total of up to $3.0 million in contingent consideration, to be paid in cash up to $1.0 million annually for each of the first three full calendar years following the Closing Date.

Contingent Consideration

InsWeb is entitled to withhold $1.5 million of the purchase consideration due to the selling shareholders if Potrero Media’s EBITDA (EBITDA refers to a financial measure that the Company defines as net income (loss) excluding interest, taxes, depreciation and amortization), subject to certain adjustments as specified in the Purchase Agreement, is less than approximately $686,000 for the first nine months of calendar year 2011. The selling shareholders have the right to elect whether the withholding, if earned, will be satisfied from the second cash payment or from the stock payment due on the first anniversary of the closing date.

As described in the Purchase Agreement, the annual contingent consideration payments are contingent upon Potrero Media meeting certain adjusted EBITDA numbers. Provided Potrero Media’s EBITDA exceeds the minimum EBITDA requirements for 2011, 2012, or 2013, Potrero Media’s stakeholders will receive contingent consideration payments for that year. The contingent consideration is calculated as five times the amount that annual EBITDA exceeds the required minimum EBITDA, up to a maximum of $1 million.

InsWeb and Potrero Media have been operating as separate entities since the Closing Date. InsWeb is continuing to evaluate the potential benefits that may arise from a reorganization and combination of the two entities.  To facilitate such a reorganization, InsWeb and the selling shareholders are discussing a potential amendment to the Purchase Agreement, which may cancel the future contingent consideration in exchange for a fixed payment to be paid in 2011.  At the time of the filing of this Annual Report on Form 10-K, the agreement has not been completed or approved by the board of directors.  Management believes that if the amendment is consummated it could have a material impact on our consolidated financial statements.

The fair value of the Potrero Media purchase price is comprised of the following (in thousands):
Consideration paid on the Closing Date:
Cash payment	$6,821

Consideration to be paid after the Closing Date:
Contingent anniversary payment in 2011	1,140
Common stock to be issued one year after the Closing Date	1,200
Contingent cash payments based on EBITDA for 2011, 2012 and 2013	2,055
Other	23
$11,239

Purchase Price Allocation

InsWeb accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and PotreroMedia’s operating results are included in the Company’s consolidated financial statements from the date of acquisition. The goodwill recognized of $2.7 million is attributable to the excess purchase consideration over acquired tangible and intangible assets and liabilities assumed. The goodwill relates to expected synergies and the assembled workforce of Potrero Media. None of the goodwill is expected to be deductible for income tax purposes.

The acquired intangible assets included $2.7 million of customer relationships with a weighted average useful life of 5.75 years, $4.3 million of website technology with a weighted average useful life of 5.75 years and $0.2 million of non-compete agreements with a weighted average useful life of 3 years.

3.           Acquisition (continued)

Management determined the fair value of intangible assets based on a number of factors, including a third-party valuation, utilizing either the cost or income approach in conjunction with limited discussions with management and certain forecasts prepared by InsWeb. The income approach was utilized for the valuation of customer relationships and non-compete agreements. The cost approach was utilized for the valuation of websites and technologies.  When the income approach was used, the rate utilized to discount net cash flows to their present values was approximately 30%. The discount rates were determined using a weighted-average cost of capital which incorporated the implied cost of equity and debt of InsWeb based on the forecasted cash flows after consideration of InsWeb’s rate of return on debt, capital, equity, the weighted average return on invested capital, and the internal rate of return specific to this transaction.

Estimated useful lives for the intangible assets were based on estimates of technology life cycles and InsWeb’s intended future use of the intangible assets. Intangible assets are being amortized using the straight-line method, considering the pattern in which the economic benefits of the intangible assets are consumed.

The purchase price allocation relating to the Potrero Media acquisition was accounted for as follows (in thousands):

Acquired assets:
Cash and cash equivalents	$1,490
Accounts receivable	1,133
Other assets	145
Intangible assets, net	7,180
Goodwill	2,689
12,637

Assumed liabilities:
Accounts payable and other liabilities	(1,398)
Total liabilities assumed	(1,398)

Total purchase price	$11,239

InsWeb has allocated goodwill in accordance with ASC 350 “Assigning Goodwill to Reporting Units.” Goodwill has been assigned to reporting units that are expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. Goodwill was allocated to each reporting unit based upon expected synergies to be benefitted for each segment in 2011. Allocation of goodwill to InsWeb’s reporting units is as follows:

Potrero Media	$2,151
InsWeb	538
$2,689

InsWeb incurred approximately $744,000 in acquisition-related expenses of which $35,000 represented legal expenses, $558,000 were related to investment banking charges and $151,000 in accounting and valuation expenses. These costs are included in the consolidated statement of operations in general and administrative operating expenses.

3.           Acquisition (continued)

Pro forma Results of Operations

The unaudited pro forma results of operations provided below for fiscal 2010 and 2009 is presented as though the acquisition had occurred at the beginning of the period presented. The pro forma information presented below does not intend to indicate what the Company's results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends.

	Years ended December 31,
	2010	2009
Total revenues	$ 53,106	$ 47,505
Operating income	1,636	(494)
Net income (loss)	1,522	(456)
Earnings per share	0.31	(0.10)
Diluted earnings per share	0.27	(0.10)

4.           Share-Based Payments

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

The Option Plan provided for an automatic annual increase in the share reserve, to be effective on the first day of each fiscal year, by a number of shares equal to 5% of the number of common shares outstanding as of the last day of the preceding fiscal year. With the expiration of the 1997 Stock Option Plan and Senior Executive Option Plan, in July 2007, InsWeb’s Board of Directors authorized and shareholders approved the 2008 Stock Option Plan in February 2008, and options to purchase 1,500,000 shares of common stock were authorized under this plan. These options have a contractual term ranging from two to five years.

Options granted under the above plans are priced at the common stock’s fair market value on the date of grant and generally vest ratably over the requisite service period. In 2009 and 2010, performance-based options have also been granted and to the extent performance conditions affect the vesting of an award, compensation cost will be recognized only if the performance condition is satisfied. Compensation cost will not be recognized, and any previously recognized compensation cost will be reversed, if the performance condition is not satisfied. Certain options granted to members of InsWeb’s Board of Directors vest immediately.

4.           Share-Based Payments (continued)

Options outstanding and currently exercisable by exercise price at December 31, 2010 are as follows:

	Options Outstanding		Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Number Outstanding	Weighted Average Exercise Price
(in thousands, except contractual life and exercise price amounts)
$1.40-$2.10	469	2.23	453	$2.07
$2.30-$2.94	415	2.64	415	$2.79
$2.98-$4.35	381	1.89	381	$3.41
$4.74-$5.00	378	2.26	328	$4.89
$5.10-$5.10	20	4.50	20	$5.10
$5.25-$5.25	387	4.24	220	$5.25
$5.35-$11.16	566	3.79	201	$8.02
	2,616	2.90	2,018	$3.90

InsWeb has an Employee Stock Purchase Plan (the “Purchase Plan”) under which eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month purchase period. During 2010 and 2009 11,290 and 22,692 shares respectively, were distributed to employees at prices ranging from $1.97 per share to $3.48 per share. The weighted average fair values of the 2010 and 2009 awards were $3.33 and $2.32 per share, respectively.

At December 31, 2010, InsWeb had 413,000 shares of its common stock reserved for future issuance under the Purchase Plan. The number of shares of common stock issuable under the 1999 Plan is increased by 50,000 shares each year until January 1, 2008 and no shares thereafter.

The following table sets forth the total share-based compensation expense resulting from stock options and the Purchase Plan included in InsWeb’s operating expenses in its condensed consolidated statements of operations for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31
	2010	2009

Sales and marketing	$132	$205
Technology	108	89
General and administrative	688	526
Total share-based compensation expense	$928	$820

4.           Share-Based Payments (continued)

The fair value of share-based awards granted pursuant to InsWeb’s stock option plans was estimated using the BSM option-pricing model with the following weighted average assumptions for the years ended December 31, 2010 and 2009:

	Year Ended December 31
	2010	2009

Expected term (in years)	3.05	2.55
Expected volatility	0.78	0.92
Risk-free interest rate	1.3%	1.2%
Expected dividend	—	—
Weighted-average fair value at grant date	$3.02	$1.21

The BSM option-pricing model is also used to determine the fair value of the shares issued for the Purchase Plan for the years ended December 31, 2010 and 2009. In connection with the Purchase Plan, for 2010 and 2009, assumptions used for expected term (in years), volatility and risk-free interest rate were approximately 0.50, 0.68 and 0.2% for the year ended December 31, 2010 and 0.50, 1.01 and 0.3% for the year ended December 31, 2009.

Activity under all of InsWeb’s stock option plans is as follows:

(in thousands, except exercise price amounts)	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Balances, December 31, 2009	1,040	2,185	$4.15
Additional shares reserved	96	—	—
Granted	(885)	885	$5.96
Exercised	—	(348)	$2.81
Canceled/forfeited	106	(106)	$16.95
Balances, December 31, 2010	357	2,616	$4.42

During the year ended December 31, 2010, the following summarizes InsWeb’s stock option plan activity:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested-January 1, 2010	47	$2.08
Granted	885	$5.96
Vested	(293)	$4.96
Forfeited	(32)	$5.10

Nonvested-December 31, 2010	607	$6.18

The aggregate intrinsic values of options outstanding and exercisable at December 31, 2010 and 2009 were $8,812,000 and $914,000, respectively. Aggregate intrinsic value represents the total intrinsic value (the aggregate difference between the closing stock price of InsWeb’s common stock of $8.18 and $3.25 on December 31, 2010 and 2009, respectively and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on December 31, 2010 and 2009, respectively. The total intrinsic value of options exercised for the years ended December 31, 2010 and 2009 were $1,178,000 and $16,000, respectively. The weighted-average remaining contractual terms of options outstanding and exercisable at December 31, 2010 and 2009 were 2.90 and 3.08 years, respectively.

As of December 31, 2010, there was $1,609,000 in unrecognized compensation cost for all stock options outstanding that were unvested. This amount is expected to be recognized over the weighted-average period of 1.7 years. InsWeb’s current practice is to issue new shares to satisfy share option exercises.

Cash received from stock option exercises and purchases under the Purchase Plan for December 31, 2010 and 2009 were $1,008,000 and $78,000.

5.  Fair Value Measurements

The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	December 31,
	2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,850	$3,850	$—	$—
Short-term investments	1,137	1,137	—	—
Restricted short-term investments	580	580
Total assets at fair value	$5,567	$5,567	$—	$—
Liabilities:
Contingent consideration	$3,243	—	—	$3,243
Total liabilities at fair value	$3,243	—	—	$3,243

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	December 31,
	2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,313	$5,313	$—	$—
Restricted cash equivalents	2,105	2,105
Total	$7,418	$7,418	$—	$—

Cash equivalents, short-term investments and restricted cash equivalents and restricted short-term investments include certificates of deposit, money market funds and commercial paper from corporations whose credit ratings are P-1 by Moody’s or A-1 by Standard & Poor’s. The carrying value of these cash equivalents, short-term investments and restricted cash equivalents and short-term investments approximates fair value. For these securities, the InsWeb uses quoted prices in active markets for identical assets to determine their fair value and are considered to be Level 1 instruments.

The fair value of the contingent consideration associated with the Potrero Media acquisition was accrued for and classified as accrued contingent consideration in the accompanying consolidated balance sheet. The fair value was determined based on unobservable inputs, namely management’s estimate of expected performance based on current information, and therefore are considered to be Level 3 liabilities. The following table provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3).

Contingent Consideration
Balance as of January 1, 2010	—
Additions – Potrero Media acquisition	$ 3,218
Change in fair value	25
Balance as of December 31, 2010	$ 3,243

Management determined the fair value of contingent consideration based on a number of factors, including a third-party valuation, utilizing using either the cost or income approach in conjunction with discussions with management and certain forecasts prepared by InsWeb. The income approach was utilized for the valuation of customer relationships and non-compete agreements. The cost approach was utilized for the valuation of websites and technologies.  When the income approach was used, the rate utilized to discount net cash flows to their present values was approximately 30%. The discount rates were determined using a weighted-average cost of capital which incorporated the implied cost of equity and debt of InsWeb based on the forecasted cash flows after consideration of InsWeb’s rate of return on debt, capital, equity, the weighted average return on invested capital, and the internal rate of return specific to this transaction.

6.           Consolidated Financial Statement Details

Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2010	2009
Cash	$2,884	$1,087
Money market funds	522	128
Commercial paper	3,327	5,186
	$6,733	$6,401

InsWeb accounts for its short-term investments under ASC 320, “Investments - Debt and Equity Securities”. Management determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. InsWeb has short-term investments of $1.1 million at December 31, 2010 and none in 2009.

At December 31, 2010, the contractual maturities of InsWeb’s investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

Restricted cash equivalents and restricted short-term investments

As of December 31, 2010, restricted short-term investments consists of $580,000 in short-term investments used as collateral to obtain a commercial credit line. Pursuant to the commercial credit agreement the collateral value of the securities account should be no less than $550,000, based on investments held by InsWeb. As of December 31, 2010, restricted short-term investments used as collateral for the credit line was $580,000. The collateral value may become unrestricted if InsWeb elects to cancel the commercial credit agreement with the issuing bank.

As of December 31, 2009, restricted cash equivalents consists of $2.1 million in cash equivalents used as collateral to obtain a commercial credit line. Pursuant to the commercial credit agreement the collateral value of the securities account should be no less than $2.0 million, based on investments held by the Company. As of December 31, 2009, restricted cash equivalents used as collateral for the credit line was $2.1 million. The collateral value may become unrestricted if InsWeb elects to cancel the commercial credit agreement with the issuing bank.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2010	2009
Prepaid payroll taxes	$—	$172
Prepaid insurance	133	131
Prepaid software licenses	47	122
Prepaid rent	185	95
Other	194	190
	$559	$710

Related party receivables

As of December 31, 2010 and 2009, related party receivables relates to promissory notes totaling $300,000 received from two non-officer employees and one former non-officer employee of InsWeb in exchange for cash and the related interest accrued on these notes.  These notes are unsecured loans with a per annum rate of 2.42%.  Principal and interest are payable in full on or before July 2011.  It is not practicable to estimate the fair value of these financial instruments due to the nature of these transactions and because of the significance of the cost to obtain independent appraisals for this purpose.

6.           Consolidated Financial Statement Details (continued)

Intangible assets

Intangible assets, consisted of the following (in thousands):

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net

Websites and technology	$4,300	$187	$4,113
Customer relationships	2,700	118	2,582
Non-compete agreements	180	15	165
Total acquisition related intangibles, net	$7,180	$320	$6,860
Non-acquisition related domain name	$225	$120	$105
Total intangible assets	$7,405	$440	$6,965

As of December 31, 2010, future amortization of finite-lived intangibles that will be recorded in operating expenses is estimated as follows (in thousands):

Fiscal Year Ending December 31,
2011	$1,322
2012	1,323
2013	1,277
2014	1,217
2015	1,217
Thereafter	609

Total	$6,965

Amortization expense was $364,000 and $45,000 for the years ended December 31, 2010 and 2009, respectively.

The weighted average useful life for intangible assets is 5.66 years. Intangible asset categories and weighted average useful lives consist of the following:

Websites and technology                                                                5.75 years
Customer relationships                                                                5.75 years
Non-compete agreements                                                                3 years
Non-acquisition related domain name                                                                5 years

Property and equipment

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2010	2009
Computer and office equipment	$899	$730
Furniture and fixtures	452	450
Leasehold improvements	688	687
Software	621	621
	2,660	2,488
Less accumulated depreciation	(2,489)	(2,379)
	$171	$109

Depreciation expense was $110,000 and $188,000 for the years ended December 31, 2010 and 2009, respectively.

6.           Consolidated Financial Statement Details (continued)

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009

Accrued employee compensation	$357	$430
Deferred rent	39	150
Other	32	55
	$428	$635

7.           Commitments and Contingencies

Leases

InsWeb has a non-cancelable 10-year operating lease agreement through April 2011 for office space in the Sacramento area which houses its corporate headquarters. On December 27, 2010, InsWeb entered into a full-service lease for approximately 16,000 square feet of office space in a building that will house InsWeb’s headquarters. The new facility is located in Rancho Cordova, California, a short distance from InsWeb’s current headquarters. The term of the new lease is five years, commencing on or about May 1, 2011; however, InsWeb has two, consecutive options to extend the term for five years each at the prevailing market rent.

Potrero Media’s headquarters and its principal administrative, product development, sales and marketing operations are located in a 10,000 square foot facility in San Francisco, California, which Potrero Media occupies under a non-cancelable lease expiring in October 2014. Potrero Media has four consecutive options to extend the term for five years each. Mr. Richard A. Natsch, President, Potrero Media and Mrs. Heather K. Natsch, Chief Financial Officer, Potrero Media are co-owners of Mission Potrero Properties, LLC, which are the lessors of the property that Potrero Media occupies.

Future minimum lease commitments as of December 31, 2010 are summarized as follows (in thousands):

Years ending December 31,	Future minimum lease commitments
2011	$509
2012	410
2013	472
2014	444
2015	341
Thereafter	408
$2,584

Rent expense for the years ended December 31, 2010 and 2009 was $1,011,000 and $999,000, respectively.

7.           Commitments and Contingencies (continued)

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

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but plaintiffs  appealed this order to the Ninth Circuit Court of Appeal. On December 2, 2010, the Ninth Circuit determined that the plaintiff’s demand letters sent to 30 defendant issuers were inadequate and affirmed the district court's dismissal of plaintiff's claim as to those defendants. The Ninth Court remanded another 24 cases, including InsWeb’s case, with instructions that the District Court permit the underwriters and issuers to file motions challenging the adequacy of the demand letters in those cases. The Ninth Circuit made clear to the District Court that the Ninth Circuit expects the District Court to dismiss claims as to issuers, such as InsWeb, that received demand

7.           Commitments and Contingencies (continued)

letters similar to the letters that were found to be inadequate.  But the Ninth Circuit also reversed the District Court's decision that the statute of limitations had run on claims of certain issuers, including InsWeb, which may leave open the possibility that plaintiff could send new demand letters.  The underwriters and plaintiff are seeking review by the United States Supreme Court. If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

8.           Income Taxes

For tax return purposes, InsWeb had net operating loss carry forwards at December 31, 2010 of approximately $187.8 million and $76.8 million for federal income tax and state income tax purposes, respectively. Federal and state net operating loss carry forwards begin expiring in 2011 and 2012, respectively.

The components of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2010	2009
Net operating loss carry forwards	$66,398	$68,599
Tax credit carry forwards	639	958
Accruals and allowances	965	55
Other	1,107	895
Total deferred tax asset	69,109	70,507

Intangible assets related to acquisition	2,733	—
Total deferred tax liability	2,733	—

Less valuation allowance	(66,376)	(70,507)
Net deferred tax asset	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, InsWeb has recorded a valuation allowance against its net deferred tax asset. The valuation allowance recorded for the year ended December 31, 2010 decreased by $4,131,000 and increased by $1,052,000 in 2009.

The valuation allowance in both 2010 and 2009 includes $2.7 million related to excess tax benefits of stock option deductions prior to the adoption of ASC Topic 718. The benefits will increase additional paid-in capital when realized.

8.           Income Taxes (continued)

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2010	2009
Federal tax (benefit) at statutory rate	34%	34%
Share based compensation	(12)%	(21)%
Acquisition related expenses	33%	—
Other	2%	(1)%
Adjustment due to change in valuation allowance	(57)%	(12)%
Provision for income taxes	—%	—%

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. For all periods presented, InsWeb had unrecognized tax benefits of approximately $0.3 million (none of which, if recognized, would affect InsWeb’s effective tax rate). InsWeb does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009
Balance at January 1	$300	$300
Increases (decrease) related to prior year tax positions	—	—
Increases related to current year tax positions	—	—
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—
Balance at December 31	$300	$300

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of income tax expense in the accompanying Statements of Operations. InsWeb, however, did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2010 and 2009.

InsWeb files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. InsWeb is subject to U.S. federal and state examination for the calendar tax years ending 1996 through 2010.

9.           Employee Benefit Plan

InsWeb has a defined contribution plan offered to all eligible employees, which is qualified under section 401(k) of the Internal Revenue Code. InsWeb will match 50% of the first 4% of elective contributions made by each qualifying employee in 2010 and an additional discretionary match up to an additional 50% of the first 4% of elective contributions, if certain adjusted EBITDA targets are met. InsWeb matched 50% of the first 8% of elective contributions made by each qualifying employee in 2009. Each participant is 100% vested in elective contributions and is incrementally vested as follows: 20% one year, 40% two years, 70% three years and 100% after four consecutive years of service in employer contributions. Employer contributions for the years ended December 31, 2010 and 2009 were $110,000 and $137,000.

F-

10.	Segments

InsWeb’s products and operations are managed and reported in two operating segments, InsWeb and Potrero Media. Both segments operate an online insurance marketplace that electronically matches consumers and providers of automobile, property, health and term life insurance. InsWeb’s Chief Operating Decision Maker currently reviews the operating results of InsWeb and Potrero Media separately and makes decisions about resources to be allocated to each based on their separate performance. Transfers between segments are recorded at cost. Potrero Media was acquired on October 1, 2010 and therefore, segment information only includes results for the quarter ended December 31, 2010 for Potrero Media. Only one segment was in existence in 2009, therefore segment information is not disclosed for the period ended December 31, 2009.

Segment Information			Intercompany
	InsWeb	Potrero Media	Eliminations	Consolidated
Operating revenues from external customers	$ 39,515	$ 2,844	$ -	$ 42,359
Intersegment revenues	5	76	(81)	-
Total revenue	$ 39,520	$ 2,920	$ (81)	$ 42,359

Direct marketing expenses paid to external vendors	$ 26,147	$ 2,223	$ -	$ 28,370
Intersegment direct marketing expenses	76	5	(81)	-
Total direct marketing	$26,223	$ 2,228	$ (81)	$ 28,370

Gross margin	$ 13,297	$ 692	$ -	$ 13,989
Other operating expenses	$ 11,829	$ 864	$ -	$ 12,693
Income from operations	$ 1,468	$ (172)	$ -	$ 1,296

Total assets	$ 21,067	$ 2,469	$ (1,044)	$ 22,492

11.	Related Party Transaction

Mr. Richard A. Natsch, President, Potrero Media and Mrs. Heather K. Natsch, Chief Financial Officer, Potrero Media  are owners of Mission Potrero Properties, LLC, which are the lessors of the property that Potrero Media occupies under a non-cancelable lease dated August 20, 2008. Potrero Media currently pays rent of $12,500 per month. The initial term of the lease will expire on October 1, 2014, but Potrero Media has four consecutive options to extend the term, each for a five year period.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation using criteria established in Internal Control – Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(c)
Changes in internal control over financial reporting. There has been no change in InsWeb’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to affect, InsWeb’s internal control over financial reporting.

Item 9A(T).  Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

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

Related Person Transaction Review Policies

Mr. Richard A. Natsch, President, Potrero Media and Mrs. Heather K. Natsch, Chief Financial Officer, Potrero Media are owners of Mission Potrero Properties, LLC, which are the lessors of the property that Potrero Media occupies under a non-cancelable lease dated August 20, 2008. Potrero Media currently pays rent of $12,500 per month. The initial term of the lease will expire on October 1, 2014, but Potrero Media has four consecutive options to extend the term, each for a five year period.

 The Audit Committee is provided authority under its charter to review and approve any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties.

Board Structure and Role

Mr. Enan serves as CEO and Chairman of the Board of Directors. He is the founder of the Company and owns approximately 31% of the Company's stock.  The Board believes that at InsWeb’s current stage of growth, the Board is best served by a Chairman who is involved with the Company on a full-time basis and is therefore able to bring great depth of knowledge about the Company to this role. The Board does not have a designated lead independent director.

The Board of Directors and its committees have an active role in overseeing the management of our risks. At each regularly scheduled board meeting, management presents to the Board of Directors relevant information regarding the risks associated with our current operations. In addition, each of the committees considers the risks within its areas of responsibility. The Board and the Audit Committee each receive regular reports on the status of the Company's internal controls and each has reviewed key operational risks. The Audit Committee regularly meets in executive session without the executive officers. The Compensation Committee and the Board have reviewed senior executive officer compensation arrangements and analyzed the compensation incentives, potential risks, and factors to mitigate such potential risks, and determined that the Company’s executive compensation program does not encourage the senior executives to take unnecessary and excessive risks that threaten the value of the Company. The Board's risk oversight role has no effect on its leadership structure as all directors other than Mr. Enan are independent directors and therefore have no conflict that might discourage critical review.

Board Meetings and Committees

During the year ended December 31, 2010, the Board of Directors of InsWeb held nine meetings. During that period, the Audit Committee of the Board held five meetings, the Compensation Committee of the Board held five meetings, and the Nominating and Corporate Governance Committee of the Board held one meeting. All directors attended or participated in more than 75% of the total number of meetings of the Board and any of the committees of the Board on which such director served during that period.

Audit Committee.    The current members of the Audit Committee are Messrs. Orr, Corroon and Puccinelli and. as of February 2, 2011, Ms. DeMarse. Mr. Orr is chairman of the committee. The Board of Directors has determined that each of the members of the Audit Committee is independent for purposes of the Nasdaq Marketplace Rules as they apply to audit committee members. The Board of Directors has also determined that Mr. Orr is an “audit committee financial expert,” as defined in the rules of the Securities and Exchange Commission. The functions of the Audit Committee include overseeing the quality of our financial reports and other financial information, retention of the independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of InsWeb’s annual audit, reviewing our critical accounting policies and the adequacy of our accounting and financial controls, and reviewing the independence of InsWeb’s independent registered public accounting firm.

Compensation Committee.   The current members of the Compensation Committee are Messrs. Chookaszian, Orr and Puccinelli. Mr. Chookaszian is chairman of the committee. The Compensation Committee reviews and determines the salary and bonus criteria of and stock option grants to all executive officers. The Board of Directors has determined that all members of the Compensation Committee are independent for purposes of the Nasdaq Marketplace Rules. For additional information about the Compensation Committee, see “Executive and Director Compensation” below.

Nominating and Corporate Governance Committee.   The current members of the Nominating and Corporate Governance Committee are Messrs. Chookaszian, Corroon, Orr and Puccinelli, and, as of February 2, 2011, Ms. DeMarse. All members of the Committee are independent for purposes of the Nasdaq Marketplace Rules. Mr. Corroon is chairman of the committee. The functions of the Nominating and Corporate Governance Committee include selecting, evaluating and recommending to the Board qualified candidates for election or appointment to the Board, and recommending corporate governance principles, codes of conduct and compliance mechanisms applicable to the InsWeb.

Director Nominations

The Nominating and Corporate Governance Committee is responsible for the selection, and recommendation to the Board, of nominees for election as director. When considering the nomination of directors for election at an annual meeting, the Nominating and Corporate Governance Committee reviews the needs of the Board of Directors for various skills, background, experience and expected contributions and the qualification standards established from time to time by the Nominating and Corporate Governance Committee, and considers nominations in light of those needs. When reviewing potential nominees, including incumbents, the Nominating and Corporate Governance Committee also considers the candidate’s relevant background, experience and skills and expected contributions to the Board of Directors. The Nominating and Corporate Committee evaluates is selection criteria and evaluation process periodically, and may in the future include additional qualifications, such as the diversity of backgrounds of candidates. The Nominating and Corporate Governance Committee also seeks appropriate input from the Chief Executive Officer from time to time in assessing the needs of the Board of Directors for relevant background, experience and skills of its members.

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

The Nominating and Corporate Governance Committee will also consider candidates for director recommended by a stockholder, provided that any such recommendation is sent in writing to General Counsel, InsWeb Corporation, 11290 Pyrites Way, Suite 200, Gold River, CA 95670-4481, at least 120 days prior to the anniversary of the date definitive proxy materials were mailed to stockholders in connection with the prior year’s annual meeting of stockholders and contains the following information:

	the candidate’s name, age, contact information and present principal occupation or employment; and


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

We do not have a policy regarding directors’ attendance at annual meetings. All directors attended the 2010 Annual Meeting.

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

Based on InsWeb’s review of reports furnished to InsWeb and representations from certain reporting persons, InsWeb believes that reports of changes in ownership (Form 4) during the year ended December 31, 2010 were timely filed, except that stock options granted to each of the directors and executive officers on December 15, 2010 were reported on Form 4s on January 11, 2011.

Item 11. Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

The Compensation Committee is authorized by the Board of Directors to review and approve annual performance objectives and goals relevant to compensation for the Chief Executive Officer and evaluate the performance of the Chief Executive Officer in light of these goals and objectives. In setting such objective, the Compensation Committee is directed to consider the Company’s performance and relative shareholder return, the value of similar incentive awards to chief executive officers at comparable companies, and the awards given to the Company’s Chief Executive Officer in past years. The Compensation Committee is also directed to periodically review and advise the Board concerning both regional and industry wide compensation practices and trends in order to assess the adequacy and competitiveness of the Company’s compensation programs for the CEO, other executive officers and directors relative to comparable companies in the Company’s industry.

Summary Compensation Information

The following table presents certain summary information concerning compensation paid or accrued by InsWeb for services rendered in all capacities during the years ended December 31, 2010 and December 31, 2009 for the Chief Executive Officer, the Chief Financial Officer and the SVP, General Counsel and Secretary (“the Named Executive Officers”).

Executive officers and certain other key members of management are eligible to participate in the InsWeb Executive Retention and Severance Plan approved by the Board of Directors on June 14, 2004 and revised on December 22, 2008. Participants in the Plan are entitled to receive cash severance payments and health and medical benefits in the event their employment is terminated in connection with a change in control. InsWeb is not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason. No severance or benefits are provided for any of the executive officers in the event of death or disability. A change in control does not affect the amount or timing of these cash severance payments.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Cash Salary	Bonus	Options Awards(1)	All other Compensation(2)	Total Compensation
Hussein A. Enan	2010	$12	$—	$$184,743	$10,668	$195,423
Chairman of the Board and Chief Executive Officer	2009	$12	$—	$159,000	$5,544	$164,556
Kiran Rasaretnam	2010	$193,715	$12,000	$91,170	$4,492	$301,377
Chief Financial Officer	2009	$200,000	$—	$65,770	$6,660	$272,430
L. Eric Loewe	2010	$212,239	$12,000	$89,308	$3,364	$316,911
Senior Vice President, Secretary and General Counsel	2009	$200,000	$—	$48,505	$3,396	$251,901
Richard A. Natsch(3) President, Potrero Media Corporation	2010	$43,750	—	—	—	$43,750

(1)
Valuation based on the dollar amount of option grants (see “Grant of Plan-Based Awards” below) recognized for reporting the aggregate fair value of the award computed in accordance with ASC 718 with respect to 2010 and 2009 years. The assumptions used by InsWeb with respect to the valuation of option grants are set forth in “InsWeb Corporation Consolidated Financial Statements—Notes to Financial Statements—See Note 3—Share Based Payments.” A portion of the option awards granted in 2009 were subject to performance conditions with fair market values of $61,000, $13,000 and $13,000 for Hussein A. Enan, Kiran Rasaretnam and L. Eric Loewe respectively. None of these option awards met the performance criteria and were subsequently cancelled.

(2) (3)
Represents, primarily, employer contributions to InsWeb’s 401(k) plan and group term life benefits.

InsWeb Corporation acquired Potrero Media on October 1, 2010, and therefore compensation of services for the quarter ended December 31, 2010 was paid to Mr. Natsch during 2010 from InsWeb.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding option plan awards for each of the named executive officers at the fiscal year-end as of December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End Table

	Individual Option Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable		Exercise Price Per Share	Expiration Date
Hussein A. Enan	41,667	—		$6.12	4/17/2011
	100,000	—		$4.95	4/1/2012
	500	—		$3.05	7/16/2012
	500	—		$1.90	1/28/2013
	500	—		$2.85	4/22/2013
	5,000	—		$4.75	7/1/2013
	150,000	—		$2.79	2/10/2015
	5,000	—		$3.25	7/1/2015
	5,000	—		$2.65	6/30/2011
	94,697	—		$2.03	9/28/2011
	50,000	—		$3.48	1/25/2012
	35,000	—		$2.31	3/11/2016
	9,013	—		$3.23	9/28/2011
	85,987	—		$2.94	9/28/2011
	19,047	—		$5.775	3/30/2015
	30,953	50,000		$5.25	3/30/2015
	—	28,570		$7.70	12/15/2015
	—	31,430		$7.00	12/15/2015
Kiran Rasaretnam	6,667	—		$6.12	4/17/2011
	25,000	—		$4.95	4/1/2012
	5,000	—		$5.00	4/1/2014
	—	4,500	(1)	$2.05	4/20/2011
	15,000	—		$3.48	1/25/2012
	25,570	—		$6.70	4/27/2012
	24,000	24,000		$5.25	3/30/2015
	—	30,000		$7.00	12/15/2015
L. Eric Loewe	8,334	—		$6.12	4/17/2011
	25,000	—		$4.95	4/1/2012
	5,554	—		$2.05	4/1/2013
	15,000	—		$5.00	4/1/2014
	25,000	—		$2.79	2/10/2015
	5,000	—		$2.05	4/20/2011
	15,152	—		$2.03	9/28/2011
	40,000	—		$3.48	1/25/2012
	30,000	—		$2.10	3/11/2016
	20,000	—		$2.94	9/28/2011
	24,000	24,000		$5.25	3/30/2015
	—	30,000		$7.00	12/15/2015
Richard A. Natsch(2)	—	—		—	—

(1)	These options vest 10% on the one, two, three and four year anniversaries of the grant date and 60% on the fifth year anniversary of the grant date (April 20, 2006). See subsequent event footnote.
(2)     InsWeb Corporation acquired Potrero Media on October 1, 2010, and no equity awards were made to Mr. Natsch during 2010.

On December 15, 2010, the Compensation Committee of the Board of Directors (the “Committee”) of InsWeb Corporation approved the 2011 compensation plan for InsWeb’s directors and executive officers. The compensation plan is comprised of cash compensation and option grants. In approving the 2011 compensation plan, the Committee considered, among other factors, InsWeb’s financial and operating performance, market conditions and general compensation trends for publicly traded companies. The objectives of the compensation plan are to attract, motivate and retain talented and dedicated employees, and to provide InsWeb’s executive officers with both cash and equity incentives to further the Company’s interests and those of our stockholders.

As recommended by the Committee and approved by the Board of Directors, the 2011 annual base cash compensation for Hussein Enan (CEO) increases from $12 to $300,000. Mr. Enan’s annual salary has been $12 since 2006. The 2011 annual base cash compensation for Kiran Rasaretnam (CFO) increases from $206,000 to $212,180; the 2011 annual base cash compensation for Steve Yasuda (Chief Accounting Officer) increases from $160,144 to $169,753; and the 2011 annual case cash compensation for Eric Loewe (General Counsel and Secretary)  increases from $206,000 to $218,360. Additionally, the 2011 annual base cash compensation for Rick Natsch, President, Potrero Media will be $12. Mr. Enan, Mr. Rasaretnam, Mr. Yasuda and Mr. Loewe also were granted stock options which vest over two years.

Subsequent Events

To align the compensation of the executive officers with increased shareholder value, the Compensation Committee also approved a quarterly performance-based cash bonus for Mr. Enan, Mr. Rasaretnam, Mr. Yasuda and Mr. Loewe.  Subject to certain minimum and maximum thresholds, the amount of the cash bonus paid is based on quarterly revenue and Adjusted EBITDA targets were established by the Compensation Committee at its meeting in February, 2011.

On February 2, 2011, the Compensation Committee of the InsWeb Board of Directors approved a resolution accelerating the vesting of an option grant to Mr. Kiran Rasaretnam, CFO, for 4,500 shares and to Mr. Steven Yasuda, CAO, for 1,500 shares. The option grants will be exercisable as of February 2, 2011. Without the acceleration of the vesting, the options under the grants would have both vested and expired on April 20, 2011.

  A description of the maximum payouts for each officer (and their 2011 base compensation) is shown in the table below:

Name/Title	2011 Base Salary	Cash Bonus (1)	Long-term Incentive Options		Performance Options	Total Options

Hussein Enan, CEO	$300,000	$80,000	60,000	-(2)	—	60,000
Richard A. Natsch, President	$12	—	—		—	—
Kiran Rasaretnam, CFO	$212,180	$40,000	30,000	-(3)	—	30,000
Eric Loewe, General Counsel and Secretary	$218,360	$40,000	30,000	-(3)	—	30,000
Steven J. Yasuda Controller and CAO	$169,753	$30,000	18,000	-(3)	—	18,000

(1)
The maximum cash bonus for fiscal 2011 is displayed. One fourth of the maximum bonus will be paid each quarter if both quarterly revenue and Adjusted EBITDA exceed targets by twenty percent. A reduced cash bonus equal to seventy-five percent of the maximum will be paid if InsWeb exceeds either the quarterly revenue or Adjusted EBITDA target and meets the other target.  A cash bonus of fifty percent of the maximum bonus will be paid if InsWeb meets both the quarterly revenue and Adjusted EBITDA targets. No cash bonus will be paid for any quarter in which either target is not met.

(2)
These options have exercise prices of $7.00 and $7.70 for non-qualified and incentive stock options respectively. The exercise price of $7.00 is based upon the closing price of InsWeb’s stock on December 15, 2010. The $7.70 exercise price is based upon a 10% premium of the aforementioned closing price for incentive stock options. The options have a five year term and vest in equal monthly amounts over two years.

(3)	These options have an exercise price of $7.00 based upon the closing price of InsWeb’s stock on December 15, 2010. The options have a five year term and vest in equal monthly amounts over two years.

Director Compensation

For the year ended December 31, 2010, each non-employee director received an annual cash retainer of $20,000 relating to the period from January 2010 to December 2010. Mr. Orr, as Chair of the Audit Committee, received an additional cash retainer of $2,500 for each regularly scheduled Audit Committee attended. Each non-employee director also received an option grant for 15,000 shares, which vests in equal quarterly installments. In addition, each director will be reimbursed for reasonable expenses incurred in attending meetings of the Board.

In addition, the InsWeb Corporation 2008 Stock Option Plan, approved by the shareholders in February 2008, provides that all non-employee directors will receive (1) an annual grant of options to purchase 5,000 shares, with the date of grant being on or about July 1 of each year that they serve. These options are fully vested. As with all options, the per-share exercise price of each such option will equal the fair market value of a share of Common Stock on the date of grant.

The following table presents the compensation paid to each of the Board of Directors during the year ended December 31, 2010:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Option Awards(1)	All other Compensation	Total Compensation
Dennis H. Chookaszian	$20,000	$57,454	$—	$77,454
James M. Corroon	$20,000	$57,454	$—	$77,454
Thomas W. Orr	$30,000	$57,454	$—	$87,454
Robert A. Puccinelli	$20,000	$57,454	$—	$77,454

[Missing Graphic Reference]
(1)           Valuation based on the dollar amount of option grants (see “Grant of Plan-Based Awards” below) recognized for reporting the aggregate fair value of the award computed in accordance with ASC 718 with respect to year 2010. The assumptions used by us with respect to the valuation of option grants are set forth in “InsWeb Corporation Consolidated Financial Statements—Notes to Financial Statements—See Note 3—Share-Based Payments.”

On December 15, 2010, the Committee approved and the Board of Directors ratified the year 2011 compensation for non-employee members of the Board of Directors. Each non-employee director will receive an annual cash retainer of $20,000 relating to the period from January 2011 to December 2011. Mr. Orr, as Chair of the Audit Committee, will receive an additional cash retainer of $2,500 for each regularly scheduled Audit Committee attended. Each non-employee director will also receive an option grant for 15,000 shares, which vests in equal quarterly installments.  In addition, the InsWeb Corporation 2008 Stock Option Plan grants each non-employee director an annual option grant to purchase 5,000 shares, with the date of grant being on or about July 1 of each year that they serve. These options are fully vested. Directors are also reimbursed for their reasonable expenses incurred in connection attending Board of Directors or Committee meetings.

Subsequent Events

On January 6, 2011, the Board of Directors of InsWeb Corporation expanded the number of directorships to six and elected Ms. Elisabeth H. DeMarse to serve as a new director. Ms. DeMarse was elected as a Class I director and her term will expire at the 2012 annual meeting of stockholders.   Pursuant to the terms of the InsWeb Corporation 2008 Stock Option Plan, as a newly elected director, Ms. DeMarse was granted an option to purchase 25,000 shares of InsWeb Common Stock.

Equity Compensation Plan Information

InsWeb currently maintains two equity compensation plans that provide for the issuance of InsWeb Common Stock to employees, officers, directors, independent contractors and consultants of InsWeb and its subsidiaries.  These consist of the InsWeb Corporation 2008 Stock Option Plan and the 1999 Employee Stock Purchase Plan, each of which have been approved by the stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of March 21, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,546,000	$4.55	836,000
Equity compensation plans not approved by security holders	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 21, 2011, certain information with respect to the beneficial ownership of InsWeb’s Common Stock by (i) each stockholder known by InsWeb to be the beneficial owner of more than 5% of InsWeb’s Common Stock, (ii) each director of InsWeb, (iii) the executive officers of InsWeb, and (iv) all current directors and executive officers of InsWeb as a group.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Common Stock Outstanding(2)
5% Stockholders
Osmium Capital Partners (3)	1,047,659	18.7%
Lloyd I. Miller III (4)	292,914	5.2%
Directors and Executive Officers
Hussein A. Enan(5)	1,923,443	30.7%
Richard A. Natsch (6)	312,578	5.6%
James M. Corroon(7)	114,397	2.0%
Dennis H. Chookaszian(8)	196,489	3.4%
Thomas W. Orr(9)	139,012	2.4%
Robert A. Puccinelli(10)	177,475	3.1%
Elisabeth H. DeMarse(11)	28,750	0.5%
Kiran Rasaretnam(12)	128,524	2.2%
L. Eric Loewe(13)	231,340	4.0%
Steven J. Yasuda(14)	108,722	1.9%
Current directors and executive officers as a group (10 persons)(15)	3,360,730	55.8%

(1)
The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The address of all officers and directors is C/O InsWeb Corporation, 11290 Pyrites Way, Suite 200, Gold River, CA, 95670. Subsequent to May 1, 2011 the new address for InsWeb Corporation’s headquarters will be  10850 Gold Center Drive, Suite 250, Rancho Cordova, CA, 95670

(2)
Calculated on the basis of 5,603,948 shares of Common Stock outstanding as of March 21, 2011. Shares of common stock subject to options presently exercisable or exercisable within 60 days of March 21, 2011, are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not treated as outstanding for the purpose of computing the percentage ownership for any other person or entity.

(3)
Based on information contained in a Schedule 13D filed by the stockholder with the Securities and Exchange Commission on November 21, 2010, the address for Osmium Capital Partners is 388 Market Street, Suite 920, San Francisco, California 94111.

(4)
Based on information contained in a Schedule 13G filed by the stockholder with the Securities and Exchange Commission on February 9, 2011, the address for Mr. Miller is 4550 Gordon Drive, Naples, Florida 34102.

(5)
Includes 41,250 shares held by Mr. Enan’s spouse. Also includes 670,364 shares subject to options exercisable within 60 days following March 21, 2011. The address for Mr. Enan is c/o InsWeb Corporation, 11290 Pyrites Way, Suite 200, Gold River, California 95670.

(6)	312,578 shares issued in escrow to Mr. Richard A. Natsch and Mrs. Heather K. Natsch pursuant to the “Stock Purchase Agreement” dated August 31, 2010.

(7)	Includes 114,397 shares subject to options exercisable within 60 days following March 21, 2011.

(8)	Includes 416 shares held by Mr. Chookaszian’s spouse, which he disclaims beneficial ownership of. Also, includes 183,573 shares subject to options exercisable within 60 days following March 21, 2011.

(9)	Includes 135,012 shares subject to options exercisable within 60 days following March 21, 2011.

Stock Ownership of Certain Beneficial Owners and Management (continued)
(10)	Includes 141,200 shares subject to options exercisable within 60 days following March 21, 2011.

(11)	Includes 28,750 shares subject to options exercisable within 60 days following March 21, 2011.

(12)	Includes 122,739 shares subject to options exercisable within 60 days following March 21, 2011.

(13)	Includes 216,706 shares subject to options exercisable within 60 days following March 21, 2011.

(14)	Includes 103,256 shares subject to options exercisable within 60 days following March 21, 2011.

(15)	Includes 1,715,997 shares subject to options exercisable within 60 days following March 21, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Management

Executive Officers of the Registrant

As of March 21, 2011, InsWeb’s executive officers were as follows:

Name	Position With InsWeb	Age
Hussein A. Enan	Chairman of the Board and Chief Executive Officer	65
Richard A. Natsch	President, Potrero Media Corporation	38
Kiran Rasaretnam	Chief Financial Officer	43
L. Eric Loewe	Senior Vice President, General Counsel and Secretary	53
Steven J. Yasuda	Vice President, Controller and Chief Accounting Officer	43

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

Richard A. Natsch joined InsWeb on October 1, 2010 in connection with InsWeb’s acquisition of Potrero Media . Mr. Natsch founded Potrero Media with the vision of providing performance-based customer acquisition solutions to the financial services industry, emphasizing search-based leads and consultative client services.   As CEO, Mr. Natsch has led Potrero Media through several years of steady growth to become the industry leader that it is today.  Mr. Natsch started his career at Cendant Corporation, where he managed insurance-related direct mail marketing campaigns for financial institutions, and oversaw the company's network of independent insurance agents, growing revenues in the channel from $110 million to $150 million.  Prior to founding Potrero Media, Mr. Natsch held top positions as an early employee at QuinStreet, where he constructed its performance-based online marketing channel and oversaw management of its top client relationships.  He graduated with honors from Cal Poly in San Luis Obispo.

Kiran Rasaretnam joined InsWeb in March 1999 as Vice President, Consulting and Actuarial Services. He was promoted to Senior Vice President, Finance in April 2001. On April 16, 2007, Mr. Rasaretnam was promoted to Chief Financial Officer. In that role, he is responsible for overall oversight of the financial operations of the company. From 1990 to 1999, Mr. Rasaretnam was the regional actuary and finance director for the largest region of the Fireman’s Fund Insurance Company. Mr. Rasaretnam became a Fellow of the Casualty Actuarial Society in 1998. He graduated from the University of California, Berkeley in 1990 with a Bachelor of Arts degree in Applied Mathematics with an emphasis in Statistics and Economics.

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

Steven J. Yasuda joined InsWeb in December 1999 as Manager, Budget and Reporting and has been the Corporate Controller since September 2001. On September 2004, he was promoted to Vice President, Corporate Controller. On April 16, 2007, Mr. Yasuda took on the additional role of Chief Accounting Officer. In that role, he is responsible for all accounting related functions of the company. From 1997 to 1999, Mr. Yasuda worked in the operations accounting department of Electronic Arts. Mr. Yasuda has been licensed as a CPA since August 1994, but has an inactive status, as permitted by the California Board of Accountancy. He graduated from California State University, Fresno in 1990 with a Bachelor of Science degree in Business Administration, with an Accounting option.

None of InsWeb’s executive officers have been involved in a legal proceeding described in Item 401 of Regulation S-K within the last ten years.

 Mr. Richard A. Natsch, President, Potrero Media and Mrs. Heather K. Natsch, Chief Financial Officer, Potrero Media are owners of Mission Potrero Properties, LLC, which is the lessor of the property that Potrero Media occupies under a non-cancelable lease dated August 20, 2008. Potrero Media currently pays rent of $12,500 per month. The initial term of the lease will expire on October 1, 2014, but. Potrero Media has four consecutive options to extend the term, each for a five year period.

Directors

InsWeb’s Board of Directors is as follows:

Name	Position with InsWeb	Age	Director Since
Class I director whose term expires at the 2012 Annual Meeting of Stockholders:
Robert A. Puccinelli(1)(2)(3)	Director	73	1998
Elisabeth H. DeMarse(1)(3)	Director	57	2011
Class II directors nominated for re-election at the 2010 Annual Meeting of Stockholders:
James M. Corroon(1)(3)	Vice Chairman of the Board	71	1996
Thomas W. Orr(1)(2)(3)	Director	77	2003
Class III directors whose terms expire at the 2011 Annual Meeting of Stockholders:
Hussein A. Enan	Chairman of the Board	65	1995
Dennis H. Chookaszian(2)(3)	Director	67	2003

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Robert A. Puccinelli has been a director of InsWeb since May 1998. From October 1985 until he retired in May 1995, Mr. Puccinelli was Chairman and Chief Executive Officer of Industrial Indemnity, a nationwide property and casualty insurance company. Mr. Puccinelli received his Bachelor of Science degree in Finance from the University of California, Berkeley. Mr. Puccinelli’s comprehensive knowledge of the insurance industry led the Board of Directors to conclude that he should serve as a director. In addition, Mr. Puccinelli provides the Board of Directors with a valuable perspective gained from his long-term service as a director.

James M. Corroon has been a director of InsWeb since August 1996 and has served as Vice Chairman of the Board since May 1999. Since September 2004, Mr. Corroon has served as Vice Chairman of Fort Point Insurance Services, Inc., an insurance brokerage firm. From July 1999 to December 2000, he was a full-time employee of InsWeb and a member of the senior management team. Mr. Corroon has been a director of Willis Corroon of California, an insurance services firm, since January 1996. From October 1966 to December 1995, Mr. Corroon held various management positions with Willis Corroon and its predecessor entity, Corroon & Black Corporation. Mr. Corroon’s comprehensive knowledge of the insurance industry led the Board of Directors to conclude that he should serve as a director. In addition, Mr. Corroon provides the Board of Directors with a valuable perspective gained from his long-term service as an executive officer and as a director.

Thomas W. Orr has been a director of InsWeb since January 2003. Mr. Orr was a partner in the accounting firm of Bregante and Company from January 1992 to June 2002. From 1987 to 1991, Mr. Orr was Chief Financial Officer of Scripps League Newspaper, Inc. Prior to 1987, Mr. Orr worked for the accounting firm of Arthur Young & Company (predecessor to Ernst & Young, LLP) from 1958 until he retired as an audit partner in 1986. He is a director of AeroCentury Corporation,an aircraft operating lessor and finance company. Mr. Orr’s extensive experience in accounting and financial reporting led the Board to conclude that he should serve as a director.

Dennis H. Chookaszian has been a director of InsWeb since April 2003. From November 1999 until he retired in February 2001, Mr. Chookaszian was Chairman and Chief Executive Officer of mPower Advisors, L.L.C., a financial advice provider focused on the online management of 401(k) plans.  From September 1992 to February 1999, Mr. Chookaszian served as Chairman and Chief Executive Officer of the CNA insurance company, and prior to that held the positions of President and Chief Operating Officer (1990-1992) and Chief Financial Officer (1975-1990), respectively, of that company. Mr. Chookaszian serves on the boards of the Chicago Mercantile Exchange, Career Education Corporation, a postsecondary education provider, AllScripts Healthcare Solutions, Inc., a provider of information and services to the healthcare industry, Sapient Corporation, a provider of marketing and technology services to businesses, and LoopNet, an electronic commercial real estate listing service. In December 2006, Mr. Chookaszian was named chairman of the Financial Accounting Standards Advisory Council. Mr. Chookaszian’s experience as a director of other public companies, combined with his knowledge of financial reporting, led the Board to conclude that he should serve as a director.

Elisabeth H. DeMarse was elected a director of InsWeb on January 6, 2011. Ms. DeMarse is the CEO of Newser.com, an internet based curator of news. Ms. DeMarse also is the entrepreneur-in-residence at Austin Ventures, an investment company. She served as Chief Executive Officer and President of CreditCards.com, an internet financial services company from November 2006 to 2010. From April 2000 until June 2004, Ms. DeMarse served as President and Chief Executive Officer of Bankrate, Inc., an internet financial services company. From 1998 to 2000, Ms. DeMarse served as Executive Vice President of Hoover’s Online, Inc., an internet financial services company. Prior to joining Hoover’s, Ms. DeMarse served for ten years as a senior executive in a variety of roles at Bloomberg L.P., a financial services organization. Ms. DeMarse is a certified member of the National Association of Corporate Directors. Ms. DeMarse currently serves on the boards of ZipRealty, a public company operating a full-service residential real estate brokerage and real estate web site, and AllStarDirectories, a private company specializing in lead generation for higher education. Previously, Ms. DeMarse served on the boards of directors of EDGAR-Online, Inc., an internet source for filings with the Securities and Exchange Commission, from 2004 to 2010; IncrediMail, Ltd., internet company that designs, markets and delivers high-end personal desktop software, from 2006 to 2007; Heska Corporation, a seller of advanced veterinary diagnostic and specialty products, from August 2004 to June 2007; of Stockgroup, Inc., an internet source for financial data and news, from August 2005 to June 2007; and of YP Corp., an online telephone directory, from January 2006 to August 2007. Ms. DeMarse holds a Masters of Business Administration degree from Harvard Business School and a Bachelor of Arts degree in history cum laude from Wellesley College.  Ms. DeMarse’s experience as an officer and director of companies engaged in publishing content and online lead generation led the Board to conclude that she should serve as a director.

The Board of Directors has determined that, other than Mr. Enan, each of the members of the Board is an independent director for purposes of the Nasdaq Marketplace Rules. None of InsWeb’s directors have been involved in a legal proceeding described in Item 401 of Regulation S-K within the last ten years.

Item 14. Principal Accountant Fees and Services

INDEPENDENT AUDITOR FEE INFORMATION
The following table sets forth the aggregate fees billed to InsWeb for the years ended December 31, 2010 and 2009 by InsWeb’s principal accounting firm, Ernst & Young LLP:

	2010	2009
Audit Fees(1)	$425,000	$290,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	64,000	64,450
All Other Fees	—	—
	$489,000	$354,450

(1)	Audit fees consist of fees billed for services related to the audit of InsWeb’s consolidated financial statements (including required quarterly reviews) and accounting consultations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this Form:

1.           Financial Statements:

2.           Financial Statement Schedules:

The following financial statement schedule of InsWeb Corporation for the years ended December 31, 2010 and 2009 is filed as part of this report and should be read in conjunction with the consolidated financial statements of InsWeb Corporation.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2011.

INSWEB CORPORATION

By:	/s/ KIRAN RASARETNAM
Kiran Rasaretnam Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive Officer	March 31, 2011
Hussein A. Enan

/s/ KIRAN RASARETNAM	Chief Financial Officer (Principal Financial Officer)	March 31, 2011
Kiran Rasaretnam

/s/ STEVEN J. YASUDA	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2011
Steven J. Yasuda

/s/ JAMES M. CORROON	Vice Chairman of the Board	March 31, 2011
James M. Corroon

/s/ DENNIS H. CHOOKASZIAN	Director	March 31, 2011
Dennis H. Chookaszian

/s/ ELISABETH H. DEMARSE	Director	March 31, 2011
Elisabeth H. DeMarse

/s/ THOMAS W. ORR	Director	March 31, 2011
Thomas W. Orr

/s/ ROBERT A. PUCCINELLI	Director	March 31, 2011
Robert A. Puccinelli

INSWEB CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2010

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2 3.3	Bylaws of Registrant. (1) Amendment to Article X of the Bylaws of Registrant, adopted by the Board of Directors on February 2, 2011. (2)
4.1	Fourth Amended and Restated Investor Rights Agreement between Registrant and certain Stockholders of Registrant, dated as of January 24, 2001. (3)
10.1*	Form of Indemnification Agreement between Registrant and Registrant’s directors and officers. (1)
10.2*	Registrant’s 1997 Stock Option Plan. (1)
10.3*	Registrant’s 1999 Employee Stock Purchase Plan. (1)
10.11	Lease Agreement between Registrant and Oates/Allegheny Venture I, LLC, dated September 29, 2000. (4)
10.12	Registrant’s 2008 Stock Option Plan. (7)
10.16*	InsWeb Corporation Executive Retention and Severance Plan Revised and Restated as of December 22, 2008. (5)
10.22	Stock Purchase Agreement by and between Registrant, Potrero Media Corporation, and Richard A. Natsch and Heather Natsch dated August 31, 2010.(8)
10.23	Amendment No. 2 to the Stock Purchase Agreement by and between Registrant, Potrero Media Corporation, and Richard A. Natsch and Heather Natsch dated September 29, 2010.(9)
10.24	Office Lease by and between MSCP Capital Center Investors, LLC, as Landlord, and InsWeb Corporation, as Tenant, dated December 10, 2010. (10)
14.1	Code of Business Conduct and Ethics. (6)
21.1	Subsidiaries of Registrant. (11)
23.1	Consent of Independent Registered Public Accounting Firm. (11)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (11)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (11)
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. (11)

(1) (2)
Incorporated by reference to identically numbered exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-78095), as amended (the “Form S-1”).
Incorporated by reference to Exhibit 3.1 of the Current Report of Form 8-K dated February 2, 2011.

(3)	Incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K filed on February 8, 2002.
(4)	Incorporated by reference to Exhibit 10.23 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(5)	Filed contemporaneously with the Annual Report on Form 10-K for the year ended December 31, 2008.
(6)	Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(7)	Incorporated by reference to Schedule 14A filed on February 15, 2008.
(8)	Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated September 7, 2010.
(9)	Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated October 5, 2010.
(10)	Incorporated by reference to Exhibit 99.1 to the Current report on Form 8-K dated December 28, 2010.
(11)	Filed herewith.

*	Constitutes a management contract or a compensatory plan or arrangement.

INSWEB CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2010 and 2009

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2010:
Allowance for doubtful accounts	$—	$—	$6,475	$—	$6,475
Year ended December 31, 2009:
Allowance for doubtful accounts	$8,000	$—	$—	$(8,000)	$—