Form 10-Q
period 2011-03-31
INSWEB CORP
filed 2011-05-12
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-26083

[Missing Graphic Reference]

INSWEB CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-3220749
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10850 Gold Center Drive, Suite 250 Rancho Cordova, CA 95670
(Address of principal executive offices)

(916) 853-3300
(Registrant’s telephone number, including area code)

[Missing Graphic Reference]

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
Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on April 29, 2011 were 5,704,782 shares.

FORM 10-Q
INSWEB CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$8,423	$6,733
Short-term investments	156	1,137
Accounts receivable, net	4,180	3,307
Prepaid expenses and other current assets	388	559
Restricted short-term investments	580	580
Related party receivables	321	319
Total current assets	14,048	12,635
Intangible assets	6,635	6,965
Goodwill	2,689	2,689
Property and equipment, net	154	171
Other assets	39	32
Total assets	$23,565	$22,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,747	$3,740
Accrued expenses and other current liabilities	523	428
Accrued contingent consideration	1,393	1,172
Deferred revenue	1,165	2,321
Total current liabilities	7,828	7,661
Accrued contingent consideration	1,853	2,071
Other liabilities	80	-
Total liabilities	9,761	9,732

Commitments and contingencies

Stockholders’ equity:
Common stock	9	9
Paid-in capital	211,499	210,753
Treasury stock	(6,334)	(6,334)
Accumulated deficit	(191,370)	(191,668)
Total stockholders’ equity	13,804	12,760
Total liabilities and stockholders’ equity	$23,565	$22,492

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Transaction fees and other	$13,861	$9,500
Total revenues	13,861	9,500

Operating expenses:
Direct marketing	9,295	6,428
Sales and marketing	1,900	1,334
Technology	978	502
General and administrative	1,369	738
Total operating expenses	13,542	9,002
Income from operations	319	498
Interest income (expense), net	(21)	5

Income before income taxes	298	503

Provision for income taxes	-	4

Net income	$298	$499

Net income per share:
Basic	$0.05	$0.10
Diluted	$0.05	$0.09

Weighted-average shares used in computing net income per share:
Basic	5,523	4,824
Diluted	6,610	5,382

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$298	$499
Adjustments to reconcile net income to net cash used by operating activities:
Share-based compensation	378	118
Depreciation and amortization	362	40
Interest income from related party receivables	(2)	(2)
Provision for doubtful accounts	2	-
Interest on contingent consideration	26	-
Net changes in operating assets and liabilities:
Accounts receivable	(875)	(575)
Prepaid expenses and other current assets	171	357
Other assets	(7)	1
Accounts payable	1,007	249
Accrued expenses and other current liabilities	95	(184)
Deferred revenue	(1,156)	867
Other liabilities	80	-
Net cash provided by operating activities	379	1,370

Cash flows from investing activities:
Purchases of short-term investments	(490)	(1,285)
Redemption of short-term investments	1,470
Change in restricted cash	-	1,155
Purchases of property and equipment	(15)	-
Payments related to Potrero Media acquisition	(23)	-
Change in interest receivable	2	-
Net cash provided by (used in) investing activities	944	(130)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	367	19
Net cash provided by financing activities	367	19
Net increase in cash and cash equivalents	1,690	1,259
Cash and cash equivalents, beginning of period	6,733	6,401
Cash and cash equivalents, end of period	$8,423	$7,660

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business of InsWeb

InsWeb operates an online insurance marketplace that electronically matches consumers and providers of automobile, property, health, term life, and small business insurance. On October 1, 2010, InsWeb acquired Potrero Media Corporation (“Potrero Media”), which operates a similar service focused on the health and term life insurance markets. From the acquisition date through May 2, 2011, Potrero Media was operated as a separate, wholly-owned subsidiary of InsWeb. Potrero Media is treated as a separate reportable segment in recognition of its separate corporate structure for the period covered by this Quarterly Report on Form 10-Q, but due to the similarity in their business models, all references to “InsWeb” in describing our business for periods after October 1, 2010 will include Potrero Media, except as specifically noted otherwise.

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

InsWeb is subject to all of the risks inherent in the electronic commerce industry and special risks related to the online insurance industry. These risks include, but are not limited to, uncertain economic conditions which could result in lower growth rates, the changing nature of the electronic commerce industry, variations in the availability and cost of acquiring consumer traffic, and unpredictability of future revenues from insurance carriers, agents and other insurance providers. These risks and uncertainties, among others, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. In light of the evolving nature of InsWeb’s business to better capitalize on its position as a leading insurance portal, including the integration of Potrero Media, InsWeb believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, there is no assurance that InsWeb will be able to achieve and sustain profitability.

2. Basis of Presentation

The consolidated financial statements include the accounts of InsWeb Corporation and its wholly-owned subsidiaries, Potrero Media, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of March 31, 2011 and the results of operations for the three months ended March 31, 2011 and 2010 and of cash flows for the three months ended March 31, 2011 and 2010. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in InsWeb’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2010 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The Company believes the disclosures in its notes to the condensed consolidated financial statements are adequate to make the information presented not misleading.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

InsWeb has evaluated subsequent events through the time of filing these financial statements. Based upon the evaluation, there was no material impact on the accompanying consolidated financial statements. See Part I, Item 1, “Financial Statements — Note 15 — Subsequent Events”.  The Board of Directors approved a reorganization that will combine the operations of InsWeb Corporation and its wholly-owned subsidiary, Potrero Media Corporation, into a single entity under the InsWeb name.

3. Share-Based Payments

InsWeb maintains a stock option plan and an employee stock purchase plan. The following table sets forth the total share-based compensation expense relating to these plans included in InsWeb’s operating expenses in its condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010

Technology	$36	$10
Sales and marketing	52	16
General and administrative	290	92
	$378	$118

4. Concentration of Risk — Significant Customers

For the three months ended March 31, 2011, two customers (Geico and Allstate) accounted for 11% and 10% of total revenues, respectively.  For the three months ended March 31, 2010, three customers (State Farm, American Family, and NetQuote) accounted for 15%, 11%, and 11% of total revenues, respectively. At March 31, 2011, three customers (Geico, Allstate, and SureHits) accounted for 13%, 12%, and 12% of accounts receivable, respectively. At December 31, 2010, two customers (SureHits and Geico) accounted for 17% and 12% of accounts receivable, respectively.

5.  Fair Value Measurements

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	March 31,
	2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,506	$1,506	$—	$—
Short-term investments	156	156	—	—
Restricted short-term investments	580	580
Total assets at fair value	$2,242	$2,242	$—	$—
Liabilities:
Contingent consideration	$3,246	—	—	$3,246
Total liabilities at fair value	$3,246	—	—	$3,246

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

Cash equivalents, short-term investments and restricted short-term investments include certificates of deposit, money market funds and commercial paper from corporations whose credit ratings are P-1 by Moody’s or A-1 by Standard & Poor’s. The carrying value of these cash equivalents, short-term investments and restricted short-term investments approximates fair value. For these securities, InsWeb uses quoted prices in active markets for identical assets to determine their fair value and are considered to be Level 1 instruments.

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

Contingent Consideration
Balance as of January 1, 2011	$ 3,243
Payments – Potrero Media acquisition	(23)
Interest on contingent consideration	26
Balance as of March 31, 2011	$ 3,246

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

6.           Acquisition

On October 1, 2010 (the “Closing Date”), InsWeb completed its acquisition of 100% of the capital stock of Potrero Media pursuant to the Stock Purchase Agreement and related amendments (“Purchase Agreement”) signed on August 31, 2010. Potrero Media was acquired for a fair market value of $11.2 million paid in a combination of cash, stock and contingent earnout payments as discussed further below. InsWeb accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Potrero Media’s operating results are included in the Company’s condensed consolidated financial statements from the date of acquisition.

On April 28, 2011, InsWeb’s Board of Directors approved the third amendment (“Third Amendment”) to the Purchase Agreement. The Third Amendment was executed on May 2, 2011 between the InsWeb and Potrero’s prior owners.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Third Amendment revises certain portions of the contingent consideration that were to be made to Potrero’s prior owners by InsWeb related to the $1.5 million due at the first anniversary of the Closing Date, and the up to $3.0 million in contingent consideration to be paid in cash up to $1.0 million annually for each of the first three full calendar years following the Closing Date. The condensed consolidated financial statements through March 31, 2011 and this footnote do not reflect the impact of the Third Amendment. See Part I, Item 1, “Financial Statements — Note 15 — Subsequent Events”.

The maximum purchase price for Potrero Media, exclusive of the discounting or probability reductions associated with the contingent consideration, was $12.5 million as of the Closing Date. The $12.5 million maximum purchase price is comprised of $6.0 million in cash paid at the Closing Date, $844,000 in cash paid within 30 days of the Closing Date associated with excess working capital as of September 30, 2010, $1.5 million in cash due at the first anniversary of the Closing Date (Revised based on the execution of the Third Amendment.), $1.2 million related to issuance of 312,578 shares of common stock in Insweb to be held in escrow and released on the first anniversary of the Closing Date, and a total of up to $3.0 million in contingent consideration, to be paid in cash up to $1.0 million annually for each of the first three full calendar years following the Closing Date (Revised based on the execution of the Third Amendment).

Contingent Consideration

InsWeb is entitled to withhold $1.5 million of the purchase consideration due to the selling shareholders if Potrero Media’s EBITDA (EBITDA refers to a financial measure that the Company defines as net income (loss) excluding interest, taxes, depreciation and amortization), subject to certain adjustments as specified in the Purchase Agreement, is less than approximately $686,000 for the first nine months of calendar year 2011 (Revised based on the execution of the Third Amendment.). The selling shareholders have the right to elect whether the withholding, if earned, will be satisfied from the second cash payment or from the stock payment due on the first anniversary of the closing date.

As described in the Purchase Agreement, the annual contingent consideration payments were contingent upon Potrero Media meeting certain adjusted EBITDA target. Provided Potrero Media’s EBITDA exceeds the minimum EBITDA requirements for 2011, 2012, or 2013, Potrero Media’s stakeholders will receive contingent consideration payments for that year. The contingent consideration is calculated as five times the amount that annual EBITDA exceeds the required minimum EBITDA, up to a maximum of $1 million (Revised based on the execution of the Third Amendment.).

7. Related Party Receivables

As of March 31, 2011 and December 31, 2010, related party receivables relate to promissory notes totaling $300,000 from three non-officer employees of InsWeb in exchange for cash and the related interest accrued on these notes.  These notes are unsecured loans with a per annum rate of 2.42%.  Principal and interest are payable in full on or before July 28, 2011.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2011	December 31, 2010

Prepaid rent and current portion of lease deposits	$168	$185
Prepaid insurance	50	133
Prepaid software licenses	57	47
Other	113	194
	$388	$559

9. Restricted Short-Term Investments

As of March 31, 2011 and December 31, 2010, restricted short-term investments consisted of $580,000 in short-term investments used as collateral to obtain a commercial credit line. Pursuant to the commercial credit agreement the collateral value of the securities account should be no less than $550,000, based on investments held by InsWeb. As of March 31, 2011 and December 31, 2010, restricted short-term investments used as collateral for the credit line was $580,000. The collateral value may become unrestricted if InsWeb elects to cancel the commercial credit agreement with the issuing bank.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010

Accrued employee compensation	$474	$357
Deferred rent	16	39
Other	33	32
	$523	$428

11. Comprehensive Income

Total comprehensive income was as follows (in thousands):

	Three months ended March 31,
	2011	2010

Net income	$298	$499
Other comprehensive income (expense) - change in unrealized gain (loss) on investments	-	(6)
Comprehensive income	$298	$493

12. Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income per share of common stock:

	Three months ended March 31,
(In thousands, except per share amounts)	2011	2010

Numerator for basic and diluted net income per share:
Net income available to common stockholders	$298	$499

Denominator for net income per share:
Basic—weighted average shares of common stock outstanding	5,523	4,824
Dilutive effect of employee stock options	1,087	558
Diluted	6,610	5,382

Net income per share:
Basic	$0.05	$0.10
Diluted	$0.05	$0.09

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	Segments

For the period ending March 31, 2011, InsWeb’s products and operations were managed and reported in two operating segments, InsWeb and Potrero Media. Both segments operate an online insurance marketplace that electronically matches consumers and providers of automobile, property, health and term life insurance. InsWeb’s Chief Operating Decision Maker reviewed the operating results of InsWeb and Potrero Media separately and makes decisions about resources to be allocated to each based on their separate performance. Transfers between segments are recorded at cost. Potrero Media was acquired on October 1, 2010 and therefore, only one segment was in existence for the period ended March 31 2010, therefore segment information is not disclosed for the period ended March 31, 2010.

Segment Information			Intercompany
	InsWeb	Potrero Media	Eliminations	Consolidated
Operating revenues from external customers	$ 11,038	$ 2,823	$ -	$ 13,861
Intersegment revenues	-	243	(243)	-
Total revenue	$ 11,038	$ 3,066	$ (243)	$ 13,861

Direct marketing expenses paid to external vendors	$ 7,318	$ 1,977	$ -	$ 9,295
Intersegment direct marketing expenses	123	103	(226)	-
Total direct marketing	$ 7,441	$ 2,080	$ (226)	$ 9,295

Gross margin	$ 3,597	$ 986	$ (17)	$ 4,566
Other operating expenses	$ 3,505	$ 742	$ -	$ 4,247
Income from operations	$ 92	$ 244	$ (17)	$ 319

As a result of the approved reorganization that will combine the operations of InsWeb Corporation and its wholly-owned subsidiary, Potrero Media Corporation into a single entity under the InsWeb name, management is currently evaluating the impact on its operating segments. See Part I, Item 1, “Financial Statements — Note 15 — Subsequent Events”.

14.	Commitments and Contingencies

Leases

InsWeb has a non-cancelable lease through February 14, 2017 for approximately, 16,000 square feet of office space in the Sacramento area which houses its corporate headquarters.  InsWeb has two, consecutive options to extend the term for five years each at the prevailing market rent.

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

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys’ fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but plaintiffs  appealed this order to the Ninth Circuit Court of Appeal. On December 2, 2010, the Ninth Circuit determined that the plaintiff’s demand letters sent to 30 defendant issuers were inadequate and affirmed the district court's dismissal of plaintiff's claim as to those defendants. The Ninth Court remanded another 24 cases, including InsWeb’s case, with instructions that the District Court permit the underwriters and issuers to file motions challenging the adequacy of the demand letters in those cases. The Ninth Circuit made clear to the District Court that the Ninth Circuit expects the District Court to dismiss claims as to issuers, such as InsWeb, that received demand letters similar to the letters that were found to be inadequate.  But the Ninth Circuit also reversed the District Court's decision that the statute of limitations had run on claims of certain issuers, including InsWeb, which may leave open the possibility that plaintiff could send new demand letters.  The underwriters and plaintiff are seeking review by the United States Supreme Court. If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15. Subsequent Event

On April 28, 2011, the InsWeb Corporation Board of Directors approved a reorganization that will combine the operations of InsWeb Corporation and its wholly-owned subsidiary, Potrero Media Corporation, into a single entity under the InsWeb name. The Board of Directors also approved a third amendment to the Stock Purchase Agreement dated August 31, 2010.  Within seven days of executing Amendment No. 3, InsWeb will pay Potrero Media’s prior owners $2.1 million in exchange for their waiver of all rights to contingent consideration related to InsWeb’s acquisition. The Stock Purchase Agreement and previous amendments would have required InsWeb to pay up to $4.5 million in contingent consideration based on Potrero Media achieving specific EBITDA targets in 2011, 2012, and 2013.

As a result of the Third Amendment, InsWeb paid Potrero Media’s prior owners $2.1 million on May 2, 2011, and the contingent-consideration liability of $3.246 million will be eliminated during the three month period ended June 30, 2011.  Management of InsWeb believes that the Third Amendment will have a material impact on the Company’s results of financial statements for the remainder of the periods presented through December 31, 2011. It is estimated that as a result of the Third Amendment that the Company will recognize other income of approximately $1.146 million,which represents the difference between the payment of $2.1 million agreed to in Third Amendment and the $3.246 million contingent consideration liability outstanding as of March 31, 2011.

In addition, the Board of Directors announced the promotion of Richard A. Natsch to President and Chief Operating Officer of the combined organization, and Mr. Brad F. Cooper was promoted to the position of Chief Revenue Officer. The Compensation Committee of the Board of Directors increased Mr. Natsch’s 2011 base salary from $12 to $250,000 per year, and Mr. Cooper’s 2011 salary was increased  to $230,000 per year, in recognition of their increased responsibilities in the combined company. Mr. Natsch and Mr. Cooper also will be eligible for cash performance bonuses pursuant to the 2011 executive compensation plan approved by the Compensation Committee on December 15, 2010. Hussein A. Enan will continue to serve as InsWeb’s Chief Executive Officer and Chairman of the Board.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to InsWeb’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and InsWeb cautions you that any forward-looking information provided by, or on behalf of, InsWeb is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond InsWeb’s control, including, but not limited to, uncertain economic conditions which could result in lower growth rates, fluctuations in revenues, anticipated and unanticipated losses, the unpredictability of consumer shopping and/or buying behavior, especially on the internet, potential increases in advertising and marketing costs on the internet, the rate of participation by insurance companies and agents, reliance on key customers, who are themselves subject to volatility in their operating cycles, reliance on  third party lead aggregators who provide leads to their networks of insurance providers on InsWeb’s behalf, competition, risks associated with system development and operation risks, management of potential growth and risks of new business areas, business combinations, litigation in which InsWeb is a party, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in InsWeb’s Annual Report on Form 10-K for the year ended December 31, 2010 and other documents filed with the Securities and Exchange Commission, could cause InsWeb’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to InsWeb on the date hereof, and InsWeb assumes no obligation to update such statements.

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

InsWeb’s principal source of revenues is transaction fees from participating insurance providers, which include insurance companies, national, statewide or nationwide insurance brokers, and local independent or exclusive agents (such as State Farm agents). Quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge. InsWeb earns a majority of its revenues from participating insurance providers, based on the delivery of qualified leads from consumers who have completed an insurance form. Lead revenues represented approximately 87% and 80% of total revenues for the three months ended March 31, 2011 and 2010 respectively. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website (“Cost per Click” or “CPC” program). In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through.” Click-through revenues accounted for approximately 12% and 18% of total revenues for the three months ended March 31, 2011 and 2010 respectively.

We have focused our efforts on automobile insurance, which accounted for approximately 78% and 83% of our transaction revenues in 2010 and 2009 respectively. For the three month period ending March 31, 2011, automobile insurance accounted for 70% of our transaction revenues.  For the comparable three month period in 2010, automobile insurance accounted for approximately 82% of transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

Results of Operations

The following financial highlights and key metrics are provided as a resource for our investors

	Three months Ended
	March 31,	March 31,
	2011	2010
Revenues (in thousands):
Auto	$9,623	$7,769
Health	2,382	32
Property	872	992
Term life	820	481
Agent directory	75	101
Other	56	83
Total transaction fees	$13,828	$9,458

Direct marketing expenses (in thousands):	$9,295	$6,428

Direct marketing expenses as a percent of transaction revenues:	67%	68%

Cash, cash equivalents, short-term investments and restricted short-term investments (in thousands):	$9,159	$9,888
Account receivable, net (in thousands):	$4,180	$2,589
Day sales outstanding (DSO):	24	22
Headcount:	85	62

Transaction Fees.

InsWeb earns transaction fees from participating insurance providers based on the delivery of qualified consumer leads or consumer clickthroughs. InsWeb primary methods of acquiring consumer traffic are:

Direct to consumers: consumers who started a shopping session on a website of InsWeb or its subsidiaries, including consumers acquired through paid and organic search;

From competitors: consumers who were acquired by InsWeb from its competitors - Bankrate and Insuranceleads.com, in the form of qualified leads;

Form hosting:  consumers who InsWeb acquired directly from non-competitor 3rd parties in the form of qualified leads.

Automobile insurance transaction fees (consisting of lead fees and click through fees) increased to $9.6 million for the three months ended March 31, 2011, from $7.8 million for the comparable period in 2010. The increase in transaction fees was primarily attributable to a net increase in the number of consumers visiting our websites from form hosting and competitor traffic sources. InsWeb’s automobile websites experienced  a 352,000 or  101% increase in the number of consumers acquired from form hosting traffic sources and a 146,000 or 30% increase in the number of consumers acquired from competitor traffic sources, partially offset by a 996,000 or 26% decrease in the number of consumers acquired through direct to consumer traffic sources. The increase in the number of consumers from form hosting and competitor traffic sources is consistent with the increase in revenues of $1.4 million and $1.5 million respectively, offset by a $1.1 million decrease in revenue from direct to consumer traffic sources for the comparable periods. The increase in number of consumers from form hosting traffic reflects InsWeb’s efforts in 2011 to expand form hosting relationships. InsWeb expects the number of form hosting relationships to increase for the remainder of 2011.

Health insurance transaction fees (consisting of lead fees and click through fees) increased to $2.4 million for the three months ended March 31, 2011, from $32,000 for the comparable period in 2010, the entire increase was attributed to the acquisition of Potrero Media on October 1, 2010. With the acquisition, InsWeb expects health insurance transaction fees to comprise a growing percentage of its future total revenues.

Property insurance transaction fees (consisting primarily of lead fees) decreased to $0.9 million for the three months ended March 31, 2011, compared to $1.0 million for the same period in 2010.  The decrease in transaction fees for the three months ended March 31, 2011 from the comparable period in 2010 was primarily attributable to a decrease in revenue from direct to consumer traffic sources.

Term life insurance transaction fees (consisting primarily of lead fees) increased to $0.8 million for the three months ended March 31, 2011 from $0.5 million for the comparable period in 2010.  The increase in transaction fees was primarily attributable to the acquisition of Potrero Media on October 1, 2010 and a net increase in the number of consumers visiting our websites through form hosting traffic sources. An increase of 975,000 consumers were acquired from direct to consumer traffic sources  and a 12,000 or 296%  increase in the number of consumers were acquired from form hosting traffic sources. The increase in direct to consumer traffic was primarily attributed to Potrero Media. The increase in number of consumers from form hosting traffic reflects InsWeb’s efforts in 2011 to expand form hosting relationships. InsWeb expects the number of form hosting relationships to increase for the remainder of 2011.

We expect auto, health, property and term life transaction fees to remain at current levels for the remainder of 2011.

Agent directory revenues (consisting of subscription revenue and advertising revenues) remained level at $0.1 million for the three months ended March 31, 2011 and 2010. Agent directory revenues are expected to remain at current levels for the remainder of 2011.

Operating Expenses

	Three months ended March 31,		Percentage change from
(in thousands, except percentages)	2011	2010	prior period

Operating expenses:
Direct marketing	$9,295	$6,428	45%
Sales and marketing	1,900	1,334	42%
Technology	978	502	95%
General and administrative	1,369	738	86%

Direct Marketing. Direct marketing expenses consist of advertising, promotions and fees incurred to drive consumer traffic directly to the InsWeb online marketplace, and fees paid to third parties pursuant to form hosting marketing partnerships.

Direct marketing expenses for the three months ending March 31, 2011 increased to $9.3 million from $6.4 million for the comparable period in 2010. The 45% increase in spending for the three months ended March 31, 2011 from the comparable period in 2010 is primarily due to continued increase of consumers being acquired through form hosting marketing partnerships. Direct marketing expenses also increased by $2.0 million for the three months ended March 31, 2011 attributed to the acquisition of Potrero Media on October 1, 2010.  Direct marketing expenses as a percent of total revenues were 67% for the three months ended March 31, 2011, compared to 68% for the comparable period in 2010.

We expect direct marketing expenses relative to revenues, to remain at current levels for the remainder of 2011 as we do not expect significant changes in our marketing sources.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our sales and marketing personnel. Sales and marketing expenses increased to $1.9 million for the three months ended March 31, 2011, from $1.3 million for the comparable period in 2010. The increase was primarily due to sales and marketing expenses attributed to the acquisition of Potrero Media on October 1, 2010 and corporate overhead allocation. Sales and marketing expenses are expected to remain at or near current levels for the remainder of 2011.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with our technology initiatives. Technology expenses increased to $1.0 million for the three months ended March 31, 2011, from $0.5 million for the comparable period in 2010. The increase was primarily due to technology related expenses attributable to the acquisition of Potrero Media on October 1, 2010, corporate overhead allocation, software licenses and headcount related expenses. Technology expenses are expected to remain at or near current levels for the remainder of 2011.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $1.4 million for the three months ended March 31, 2011 from $0.7 million for the comparable period in 2010. The increase was primarily due to the general and administrative expenses attributable to the acquisition related expenses of Potrero Media, share-based compensation expense, and an increase in salaries and benefits. The increase in salaries and benefits includes the increases for senior management approved by the Compensation Committee on December 15, 2010. General and administrative expenses are expected to decrease slightly for the remainder of 2011 with decreased rent expenses attributed to our new lease, offset by a salary increase to Rick Natsch, mentioned previously.

Interest and Other Income, Net. Net interest income (expense) was ($21,000) for the three months ended March 31, 2011 as compared to $5,000 in the comparable period in 2010.  Due to the acquisition of Potrero Media on October 1, 2010, interest expense is recognized on imputed interest for the contingent consideration related to the transaction. InsWeb’s investment portfolio consists entirely of cash, cash equivalents and short-term investments. InsWeb expects that returns received from its investment portfolio in the near future will be negligible given current economic conditions in the United States.

Income Taxes. InsWeb recognized no expense for, and did not receive a benefit from income taxes for the three months ended March 31, 2011. A provision of $4,000 for income taxes was recognized for the comparable period in 2010.

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

Business Combinations. In 2010, InsWeb adopted ASC 805, Business Combinations, which revised the accounting guidance that is required to apply for acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that InsWeb recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. The goodwill recognized of $2.7 million is attributable to the excess purchase consideration over assets acquired and liabilities assumed. While InsWeb uses their best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, InsWeb’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, InsWeb will record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to InsWeb’s consolidated statements of income. Direct transaction costs associated with a business combination are expensed as incurred (prior to fiscal 2010, direct transaction costs were included as part of the purchase price).

Contingencies. As discussed in Part I, Item 1, “Financial Statements — Note 14 — Commitments and Contingencies.”Notes to Consolidated Financial Statements of this report, InsWeb is a defendant in: i) a class action lawsuit that alleges InsWeb violated certain federal securities laws at the time of its initial public offering; ii) a securities lawsuit alleging certain officers and directors and significant shareholders violated the short swing trading prohibition of Section 16(b) of the Securities Exchange Act. InsWeb cannot accurately predict the ultimate outcome of these matters at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in any of these actions. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At March 31, 2011 and March 31, 2010, InsWeb had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively (none of which, if recognized, would favorably affect InsWeb’s effective tax rate). InsWeb does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, InsWeb had net operating loss carry forwards at March 31, 2011 of approximately $184.9 million and $76.8 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $5.3 million each. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table below and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2011 and 2012, respectively.

The carrying value of our deferred tax assets, which was approximately $66.4 million at December 31, 2011, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Three months ended March 31,
	2011	2010
Cash provided by operating activities	$379	$1,370
Cash provided by (used in) investing activities	944	(130)
Cash provided by financing activities	367	19

At March 31, 2011, InsWeb’s principal source of liquidity was $8.4 million in cash and cash equivalents. Since inception, we have financed our operations primarily through the sale of preferred and common stock; and more recently, operations have been funded through operating cash flows.

For the three months ended March 31, 2011, net cash provided by operating activities was $0.4 million, primarily consisting of our net income adjusted for non-cash share-based compensation and depreciation and amortization of property, equipment and intangible assets of $1.1 million, offset by net changes in operating assets and liabilities of $0.7 million. For the three months ended March 31, 2010, net cash provided by operating activities was $1.4 million, consisting of our net income adjusted for non-cash share-based compensation and depreciation and amortization of property, equipment and intangible assets of $0.7 million and net changes in operating assets and liabilities of $0.7 million.

For the three months ended March 31, 2011 net cash provided by investing activities was $0.9 million representing $1.4 million relating to the redemption of short term investments offset by the purchases of short term investments of $0.5 million. For the comparable three months ended March 31, 2010, net cash used in investing activities was $0.1 million consisting of a decrease in cash restricted for the use as collateral to obtain a commercial credit line of $1.2 million offset by purchases of short term investments of $1.3 million.

For the three months ended March 31, 2011 and 2010, net cash provided by financing activities was $367,000 and $19,000 respectively, and was primarily attributable to proceeds from employee stock plans.

InsWeb has a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in the Sacramento area which houses its corporate headquarters.  InsWeb has two, consecutive options to extend the term for five years each at the prevailing market rent.

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

Future minimum lease commitments as of March 31, 2011 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2011	202
2012	424
2013	472
2014	444
2015	341
Thereafter	394
$2,277

InsWeb currently anticipates that its cash and cash equivalents will be sufficient to meet its anticipated cash needs to fund operations and capital expenditures for at least the next 12 months.

Non-GAAP Financial Measure and Reconciliation

In evaluating InsWeb’s business, the Company’s management considers and uses Adjusted EBITDA as a supplemental measure of operating performance.  Adjusted EBITDA refers to a financial measure that the Company defines as net income (loss) excluding interest, taxes, depreciation, amortization, share-based compensation, and other non-recurring gains and losses that are not related to the Company’s continuing operations.  This measure is an essential component of InsWeb’s internal planning process because it facilitates period-to-period comparisons of the Company’s operating performance by eliminating potential differences in net income (loss) caused by the existence and timing of non-cash charges and non-recurring gains and losses.  Furthermore, Adjusted EBITDA reflects the key revenue and expense items for which InsWeb’s operating managers are responsible.

InsWeb Corporation
NON-GAAP FINANCIAL MEASURE AND RECONCILIATION
(In thousands)
(unaudited)
	Three months ended
	March 31,	December 31,	March 31,
	2011	2010	2010
Net income	$ 298	$ 146	$ 499
Less
Interest income	5	5	5
Add
Interest expense	26	26	-
Provision (benefit) for income taxes	-	(17)	4
Share-based compensation expense	378	337	118
Depreciation and amortization of property, equipment and intangible assets from continuing operations	362	363	40
Acquisition costs	21	152	-
Adjusted EBITDA from continuing operations	$ 1,080	$ 1,002	$ 656

Adjusted EBITDA is not a measurement of the Company’s financial performance under U.S. GAAP and has limitations as an analytical tool.  You should not consider it in isolation or as a substitute for the Company’s U.S. GAAP net income (loss).  The principal limitations of this measure are that: 1) it does not reflect the Company’s actual expenses and may thus have the effect of inflating or reducing the Company’s net income (loss) and net income (loss) per share; and 2) it may not be comparable to Adjusted EBITDA as reported by other companies.  In addition, the March 31, 2010 information does not include Potrero Media.

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

(b)
There has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

See Part I, Item 1, “Financial Statements — Note 14 — Commitments and Contingencies.”

ITEM 1A.	RISK FACTORS.

Except for the risk factor set forth below, there have been no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

The risks described herein and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Our integration of the operations of Potrero Media and InsWeb into a single entity may result in additional expenses or distract management from their other responsibilities, either of which could harm our business

As described in “Subsequent Event”, on May 2, 2011, InsWeb’s Board of Directors approved a plan to integrate the operations of Potrero Media and InsWeb into a single entity under the InsWeb name. The integration is expected to achieve additional operational synergies and efficiencies. However, successful integration of the two companies will require significant attention by management to allocate resources, prioritize initiatives and develop a business plan for the combined organization. These tasks may distract management from their current responsibilities, or we may incur expenses to obtain additional resources to optimize the value of the integration, either of which could materially harm our business.

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Document
10.25	Amendment No. 3 to the Stock Purchase Agreement dated May 2, 2011. Incorporated from an identically numbered exhibit from a Current Report on Form 8-K filed on May 2, 2011.

31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2011	INSWEB CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Accounting Officer