Form 10-Q
period 2011-06-30
INSWEB CORP
filed 2011-08-12
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2011), as reported on the Nasdaq Capital Market, was approximately $20,112,000. Registrant is a smaller reporting company as defined in Regulation S-K. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 29, 2011 were 5,733,837 shares.

FORM 10-Q
INSWEB CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$4,991	$6,733
Short-term investments	1,136	1,137
Accounts receivable, net	5,620	3,307
Prepaid expenses and other current assets	507	559
Restricted short-term investments	-	580
Related party receivables	323	319
Total current assets	12,577	12,635
Intangible assets	6,304	6,965
Goodwill	2,689	2,689
Property and equipment, net	162	171
Other noncurrent assets	38	32
Total assets	$21,770	$22,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,012	$3,740
Accrued expenses and other current liabilities	434	428
Accrued contingent consideration	-	1,172
Deferred revenue	940	2,321
Total current liabilities	6,386	7,661
Accrued contingent consideration	-	2,071
Other noncurrent liabilities	80	-
Total liabilities	6,466	9,732

Commitments and contingencies

Stockholders’ equity:
Common stock	9	9
Paid-in capital	212,275	210,753
Treasury stock	(6,589)	(6,334)
Accumulated deficit	(190,391)	(191,668)
Total stockholders’ equity	15,304	12,760
Total liabilities and stockholders’ equity	$21,770	$22,492

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$12,432	$9,150	$26,293	$18,650

Operating expenses:
Direct marketing	8,333	6,116	17,628	12,544
Sales and marketing	2,166	1,329	4,066	2,663
Technology	936	568	1,914	1,070
General and administrative	1,218	848	2,587	1,586
Total operating expenses	12,653	8,861	26,195	17,863
Income (loss) from operations	(221)	289	98	787

Other income, net	1,203	-	1,203	-
Interest income (expense), net	(3)	7	(24)	12

Income before income taxes	979	296	1,277	799

Provision for income taxes	-	3	-	7

Net income	$979	$293	$1,277	$792

Net income per share:
Basic	$0.18	$0.06	$0.23	$0.16
Diluted	$0.14	$0.05	$0.19	$0.14

Weighted-average shares used in computing per share amounts
Basic	5,687	4,836	5,605	4,830
Diluted	6,596	5,578	6,560	5,481

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,277	$792
Adjustments to reconcile net income to net cash used by operating activities:
Share-based compensation	623	314
Depreciation and amortization	717	77
Interest income from related party receivables	(4)	(4)
Provision for doubtful accounts	(6)	-
Interest on contingent consideration	34	-
Gain on extinguishment of contingent consideration	(1,154)	-
Net changes in operating assets and liabilities:
Accounts receivable	(2,307)	(1,149)
Prepaid expenses and other current assets	52	279
Other assets	(6)	4
Accounts payable	1,272	1,528
Accrued expenses and other current liabilities	6	(155)
Deferred revenue	(1,381)	595
Other liabilities	80	-
Net cash (used in) provided by operating activities	(797)	2,281

Cash flows from investing activities:
Purchases of short-term investments	(1,715)	(1,285)
Redemption of short-term investments	1,715	-
Change in restricted cash and short-term investments	580	1,155
Purchases of property and equipment	(47)	(7)
Payments related to Potrero Media acquisition	(2,123)	-
Change in interest receivable	1	-
Net cash used in investing activities	(1,589)	(137)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	899	78
Repurchase of common stock	(255)	-
Net cash provided by financing activities	644	78
Net (decrease) increase in cash and cash equivalents	(1,742)	2,222
Cash and cash equivalents, beginning of period	6,733	6,401
Cash and cash equivalents, end of period	$4,991	$8,623

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	Business of InsWeb

InsWeb operates an insurance lead generation business that provides consumer leads to insurance companies, insurance agents and other providers of automobile, property, health, term life, and small business insurance. On October 1, 2010 (“Acquisition Date”), InsWeb acquired Potrero Media Corporation (“Potrero Media”), which operated a complementary lead generation business focused on the health and term life insurance markets. From the Acquisition Date through April 28, 2011, Potrero Media was operated as a separate, wholly-owned subsidiary of InsWeb and was treated as a separate reportable segment.

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

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and 2010 and of cash flows for the six months ended June 30, 2011 and 2010. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any future period.

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

On April 28, 2011, the operations of InsWeb Corporation and Potrero Media Corporation were combined into a single entity under the InsWeb name. The combined operations now constitute a single operating segment based on the guidance of Accounting Standards Codification (“ASC”) 280 “Segment Reporting.” Further information regarding segments can be found in Footnote 13 to the Consolidated Financial Statements. All references to “InsWeb” in describing our business for periods after October 1, 2010 will include Potrero Media, except as specifically noted otherwise.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

InsWeb has evaluated subsequent events through the time of filing these financial statements. Based upon the evaluation, there was no material impact on the accompanying consolidated financial statements.

3.	Share-Based Payments

InsWeb maintains a stock option plan and an employee stock purchase plan. The following table sets forth the total share-based compensation expense relating to these plans included in InsWeb’s operating expenses in its condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Technology	$16	$20	$52	$30
Sales and marketing	48	34	100	50
General and administrative	181	142	471	234
	$245	$196	$623	$314

4.	Concentration of Risk — Significant Customers

For the three and six months ended June 30, 2011, one customer (Geico) accounted for 13% and 12% of total revenues, respectively.  For the three and six months ended June 30, 2010, three customers (State Farm, American Family, and Allstate) accounted for 16%, 12%, and 11%, and 15%, 11%, and 10% of total revenues, respectively.  At June 30, 2011, two customers (Geico and State Farm) accounted for 29% and 11% of accounts receivable, respectively.  At December 31, 2010, two customers (SureHits and Geico) accounted for 17% and 12% of accounts receivable, respectively.

5.	Fair Value Measurements

The following table presents the assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	June 30,
	2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$400	$400	$—	$—
Short-term investments	1,136	1,136	—	—
Total assets at fair value	$1,536	$1,536	$—	$—

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	December 31,
	2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,850	$3,850	$—	$—
Short-term investments	1,137	1,137	—	—
Restricted short-term investments	580	580
Total assets at fair value	$5,567	$5,567	$—	$—
Liabilities:
Contingent consideration	$3,243	—	—	$3,243
Total liabilities at fair value	$3,243	—	—	$3,243

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

The fair value of the contingent consideration associated with the Potrero Media acquisition was accrued for and classified as accrued contingent consideration in the accompanying consolidated balance sheet. See Part I, Item 1, “Financial Statements — Note 6 — Acquisition.” The fair value was determined based on unobservable inputs, namely management’s estimate of expected performance based on current information, and therefore are considered to be Level 3 liabilities. The following table provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3).

Contingent Consideration
Balance as of January 1, 2011	$3,243
Payments	(2,123)
Interest on contingent consideration	34
Gain on extinguishment of contingent consideration (see Note 6)	(1,154)
Balance as of June 30, 2011	$-

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

On October 1, 2010 (the “Closing Date”), InsWeb completed its acquisition of 100% of the capital stock of Potrero Media pursuant to the Stock Purchase Agreement and related amendments (“Purchase Agreement”) signed on August 31, 2010. Potrero Media was acquired for a fair market value of $11.2 million paid in a combination of cash, stock and contingent earnout payments. InsWeb accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Potrero Media’s operating results were included in the Company’s condensed consolidated financial statements from the date of acquisition.

On May 2, 2011, InsWeb and the former shareholders of Potrero Media executed the Third Amendment to the Purchase Agreement. As a result of the Third Amendment, InsWeb paid Potrero Media’s former shareholders $2.1 million on May 2, 2011 in exchange for their waiver of all rights to future consideration under the Stock Purchase Agreement. As a result, InsWeb eliminated the contingent consideration liability of $3.3 million from its balance sheet during the three month period ended June 30, 2011.   As a result of the Third Amendment, the Company recognized other income of approximately $1.2 million, included in Other Income, net in the Condensed Consolidated Statements of Income. This represented the difference between the payment of $2.1 million agreed to in Third Amendment and the $3.3 million contingent consideration liability outstanding as of May 2, 2011, the execution date of the Third Amendment.

7.	Related Party Receivables

As of June 30, 2011 and December 31, 2010, related party receivables relate to cash and accrued interest to be received at the maturity date on promissory notes with principal amounts totaling $300,000 from two former non-officer employees and one current non-officer employee of InsWeb. These notes are unsecured loans with a per annum rate of 2.42%. The two former non-officer employees paid their promissory notes and interest in full in July 2011. The maturity date for all principal and interest on the current non-officer employee’s promissory note was extended to December 31, 2011.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2011	December 31, 2010

Prepaid rent and current portion of lease deposits	$1	$185
Prepaid insurance	168	133
Prepaid software licenses	38	47
Other receivables	256	77
Other	44	117
	$507	$559

9.	Restricted Short-Term Investments

As of June 30, 2011 and December 31, 2010, restricted short-term investments consisted of $0 and $580,000 respectively in short-term investments used as collateral to obtain a commercial credit line. The commercial credit agreement required the collateral value of the securities account to be at least $550,000, based on investments held by InsWeb. In May 2011, InsWeb cancelled its commercial credit agreement with the issuing bank and therefore, the collateral was released from restriction. The unrestricted short-term investments were reclassified to short-term investments.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010

Accrued employee compensation	$337	$357
Deferred rent	64	39
Other	33	32
	$434	$428

11.	Comprehensive Income

Total comprehensive income was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income	$979	$293	$1,277	$792
Other comprehensive income (loss) - change in unrealized gain or loss on investments	-	3	-	(3)
Comprehensive income	$979	$296	$1,277	$789

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income per share of common stock:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Numerator for basic and diluted net income per share:
Net income available to common stockholders	$979	$293	$1,277	$792

Denominator for net income per share:
Basic—weighted average shares of common stock outstanding	5,687	4,836	5,605	4,830
Dilutive effect of employee stock options	909	742	955	651
Diluted	6,596	5,578	6,560	5,481

Net income per share:
Basic	$0.18	$0.06	$0.23	$0.16
Diluted	$0.14	$0.05	$0.19	$0.14

13.	Segments

Prior to the acquisition of Potrero Media, the Company operated one segment. From the Closing Date through April 28, 2011, InsWeb’s operations were managed and reported in two operating segments, InsWeb and Potrero Media. Both segments operated an online insurance lead generation business for a variety of personal insurance products. Because the former shareholders of Potrero Media were entitled to contingent consideration based on the financial performance of the Potrero Media lead generation business, discrete financial and operating information was reported to InsWeb’s Chief Operating Decision Maker (“CODM”). The CODM reviewed the financial and operating results of InsWeb and Potrero Media separately and made decisions about resources to be allocated to each based on their separate performance.

On April 28, 2011, the operations of InsWeb Corporation and Potrero Media Corporation were combined into a single entity under the InsWeb name, and Potrero Media became a non-operating subsidiary of InsWeb Corporation. The combined operations have created a single operating segment as described in the guidance of ASC 280”Segment Reporting.” In particular, the CODM no longer allocates resources between InsWeb and Potrero Media and discrete financial information is no longer available for Potrero Media. Because InsWeb operated as one segment for the three and six months ended June 30, 2010 and the Company is operating and disclosing its current results as one segment for the comparable periods ended June 30, 2011, no restated segment results are disclosed herein as the current disclosures are consistent with those provided in the prior comparable periods reported herein.

14.	Commitments and Contingencies

Leases

InsWeb has a non-cancelable lease through February 14, 2017 for approximately, 16,000 square feet of office space in the Sacramento area which houses its corporate headquarters.  InsWeb has two, consecutive options to extend the term for five years each at the prevailing market rent.

InsWeb’s San Francisco office location includes administrative, product development, sales and marketing functions in a 10,000 square foot facility, which InsWeb occupies under a non-cancelable lease expiring in October 2014. InsWeb has four consecutive options to extend the term for five years each. Mr. Richard A. Natsch, President and COO and Mrs. Heather K. Natsch, Senior Vice President, of InsWeb are co-owners of Mission Potrero Properties, LLC, which are the lessors of the property that InsWeb occupies.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of InsWeb, filed a complaint in the United States District Court for the Western District of Washington, against InsWeb and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of InsWeb constituted a “group” that owned in excess of 10% of InsWeb’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of InsWeb’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys’ fees, for transactions in violation of Section 16(b). InsWeb, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that InsWeb need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and InsWeb was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but plaintiffs  appealed this order to the Ninth Circuit Court of Appeal. On December 2, 2010, the Ninth Circuit determined that the plaintiff’s demand letters sent to 30 defendant issuers were inadequate and affirmed the district court's dismissal of plaintiff's claim as to those defendants. The Ninth Court remanded another 24 cases, including InsWeb’s case, with instructions that the District Court permit the underwriters and issuers to file motions challenging the adequacy of the demand letters in those cases. The Ninth Circuit made clear to the District Court that the Ninth Circuit expects the District Court to dismiss claims as to issuers, such as InsWeb, that received demand letters similar to the letters that were found to be inadequate.  But the Ninth Circuit also reversed the District Court's decision that the statute of limitations had run on claims of certain issuers, including InsWeb, which may leave open the possibility that plaintiff could send new demand letters. On June 27, 2011,the United States Supreme Court granted the underwriters’ and plaintiff’s request for review. If the lawsuit is reinstated on appeal, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

Overview

InsWeb (the “Company,” “InsWeb,” “we,” “us,” or “our”) operates an insurance lead generation business that provides consumer leads to insurance companies, insurance agents and other providers of automobile, property, health, term life and small business insurance. InsWeb has combined extensive knowledge of the insurance industry, technological expertise and close relationships with insurance companies, agents and other providers to develop an integrated online marketplace.

InsWeb’s principal source of revenues is transaction fees from insurance providers, which include insurance companies, national, statewide or nationwide insurance brokers, and local independent or exclusive agents (such as State Farm agents). Quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge. InsWeb earns a majority of its revenues from participating insurance providers, based on the delivery of qualified leads from consumers who have completed an insurance form. Lead revenues represented approximately 88% and 83% of total revenues for the six months ended June 30, 2011 and 2010 respectively. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website (“Cost per Click” or “CPC” program). In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through.” Click-through revenues accounted for approximately 11% and 15% of total revenues for the six months ended June 30, 2011 and 2010 respectively.

We have focused our efforts on automobile insurance, which accounted for approximately 78% and 83% of our transaction revenues in 2010 and 2009 respectively. With the addition of Potrero Media, however, health insurance revenues have increased significantly. For the six month period ending June 30, 2011, automobile insurance accounted for 69% and health insurance accounted for 18% of our transaction revenues.  For the comparable six month period in 2010, automobile insurance accounted for approximately 82% and health insurance accounted for less than 1% of transaction revenues.  We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the foreseeable future.

Results of Operations

The following financial highlights and key metrics are provided as a resource for our investors

	Three months Ended		Six months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues (in thousands):
Auto	$8,356	$7,480	$17,979	$15,249
Health	2,357	15	4,739	46
Property	811	960	1,683	1,952
Term life	746	488	1,566	969
Agent directory	73	107	148	208
All other	56	58	112	142
Total transaction fees	$12,399	$9,108	$26,227	18,566

Direct marketing costs (in thousands):	$8,333	$6,116	$17,628	$12,544

Direct marketing costs as a percent of revenues:	67%	67%	67%	67%

Cash, cash equivalents, short-term investments and restricted short-term investments (in thousands):	$6,127	$10,855	$6,127	$10,855
Account receivable (in thousands):	$5,620	$3,163	$5,620	$3,163
Day sales outstanding (DSO):	36	29	36	29
Headcount:	73	61	73	61

Transaction Fees.

InsWeb earns transaction fees from participating insurance providers based on the delivery of qualified consumer leads or consumer click-throughs. InsWeb’s primary methods of acquiring consumer traffic are:

Direct to consumers: consumers who started a shopping session on a website of InsWeb or its subsidiaries, including consumers acquired through paid and organic search, or through email;

From competitors: consumers who were acquired by InsWeb from its competitors - Bankrate and AllWebLeads Inc., in the form of qualified leads;

Form hosting:  consumers who InsWeb acquired directly from non-competitor 3rd parties in the form of qualified leads.

Automobile insurance transaction fees (consisting of lead fees and click-through fees) increased to $8.4 million and $18.0 million for the three and six months ended June 30, 2011, compared to $7.5 million and $15.2 million for the comparable periods in 2010. The increase in automobile insurance revenues for the three months ended June 30, 2011 compared to the comparable period in 2010 resulted from a 388,000 or 108% increase in the number of consumers acquired from form hosting traffic sources, a 768,000 or 48% increase in the number of consumers acquired through direct to consumer traffic sources and an 82,000 or 21% increase in the number of consumers acquired from competitor traffic sources. The increase in automobile insurance revenues for the six months ended June 30, 2011 resulted from a 740,000 or a 105% increase in the number of consumers acquired from form hosting traffic sources and a 227,000 or 26% increase in the number of consumers acquired from competitor traffic sources, partially offset by a 227,000 or 4% decrease in the number of consumers acquired through direct to consumer traffic sources. The substantial increase in the number of consumers from form hosting traffic in the three and six months ended June 30, 2011 reflects InsWeb’s belief that this source of consumer traffic can produce relatively higher gross margin ratios. InsWeb expects the number of form hosting relationships to increase for the remainder of 2011.

Health insurance transaction fees (consisting of lead fees and click-through fees) increased to $2.4 million and $4.7 million for the three and six months ended June 30, 2011, from $15,000 and $46,000 for the comparable periods in 2010, the entire increase was attributed to the acquisition of Potrero Media on October 1, 2010. With the acquisition, InsWeb expects health insurance transaction fees to comprise a growing percentage of its future total revenues.

Property insurance transaction fees (consisting primarily of lead fees) decreased to $0.8 million and $1.7 million for the three and six months ended June 30, 2011, compared to $1.0 million and $2.0 million for the comparable periods in 2010.  The decrease in transaction fees for the three and six months ended June 30, 2011 from the comparable periods in 2010 was primarily attributable to a decrease in revenue from direct to consumer traffic sources.

Term life insurance transaction fees (consisting primarily of lead fees) increased to $0.7 million and $1.6 million for the three and six months ended June 30, 2011 from $0.5 million and $1.0 million for the comparable periods in 2010.  The increase in transaction fees was primarily attributable to the acquisition of Potrero Media on October 1, 2010 and a net increase in the number of consumers acquired from form hosting traffic sources. An increase of 1.1 million and 2.1 million consumers were acquired from direct to consumer traffic sources and a 12,000 or 258% and 25,000 or 276% increase in the number of consumers were acquired from form hosting traffic sources for the three and six months ended June 30, 2011. The increase in direct to consumer traffic was primarily attributed to Potrero Media. The increase in number of consumers from form hosting traffic reflects InsWeb’s efforts in 2011 to expand form hosting relationships because InsWeb believes these relationships can produce relatively higher gross margin ratios. InsWeb expects the number of form hosting relationships to increase for the remainder of 2011.

We expect auto, health, property and term life transaction fees to remain at current levels for the remainder of 2011.

Agent directory revenues (consisting of subscription revenue and advertising revenues) decreased to $0.1 million for the three and six months ended June 30, 2011 from $0.1 million and $0.2 million for the comparable periods in 2010. Agent directory revenues are expected to remain at current levels for the remainder of 2011.

Operating Expenses

	Three months ended June 30,		Percentage change from
(in thousands, except percentages)	2011	2010	prior period
Operating expenses:
Direct marketing	$8,333	$6,116	36%
Sales and marketing	2,166	1,329	63%
Technology	936	568	65%
General and administrative	1,218	848	44%

	Six months ended June 30,		Percentage change from
(in thousands, except percentages)	2011	2010	prior period
Operating expenses:
Direct marketing	$17,628	$12,544	41%
Sales and marketing	4,066	2,663	53%
Technology	1,914	1,070	79%
General and administrative	2,587	1,586	63%

Direct Marketing. Direct marketing expenses consist of advertising, promotions and fees incurred to drive consumer traffic directly to the InsWeb online marketplace, and fees paid to third parties pursuant to form hosting marketing partnerships.

Direct marketing expenses for the three and six months ending June 30, 2011 increased to $8.3 million and $17.6 million from $6.1 million and $12.5 million for the comparable periods in 2010. The 36% and 41% increase in spending for the three and six months ended June 30, 2011 from the comparable periods in 2010 is primarily due to continued increase of consumers being acquired through form hosting marketing partnerships. The increase in direct marketing expenses for the three and six months ended June 30, 2011 were also attributed to the acquisition of Potrero Media on October 1, 2010. Direct marketing expenses as a percent of total revenues were 67% for the three and six months ended June 30, 2011 and 2010.

We expect direct marketing expenses relative to revenues, to remain at current levels for the remainder of 2011 as we do not expect significant changes in our marketing sources. However we are continuing our endeavors to increase organic traffic.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our sales and marketing personnel. Sales and marketing expenses increased to $2.2 million and $4.1 million for the three and six months ended June 30, 2011, from $1.3 million and $2.7 million for the comparable periods in 2010. The increase was primarily due to sales and marketing expenses attributed to the acquisition of Potrero Media on October 1, 2010, severance costs associated with the May 2011 staff reduction and corporate overhead allocation. Sales and marketing expenses are expected to decrease slightly for the remainder of 2011.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with our technology initiatives. Technology expenses increased to $0.9 million and $1.9 million for the three and six months ended June 30, 2011, from $0.6 million and $1.1 million for the comparable periods in 2010. The increase was primarily due to technology related expenses attributable to the acquisition of Potrero Media on October 1, 2010, severance costs associated with the May 2011 staff reduction, corporate overhead allocation and software licenses. Technology expenses are expected to decrease slightly for the remainder of 2011.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $1.2 million and $2.6 million for the three and six months ended June 30, 2011 from $0.8 million and $1.6 million for the comparable periods in 2010. The increase was primarily due to the general and administrative expenses attributable to the acquisition related expenses of Potrero Media, share-based compensation expense, and an increase in salaries and benefits. The increase in salaries and benefits include the increases for senior management approved by the Compensation Committee on December 15, 2010. General and administrative expenses are expected to decrease slightly for the remainder of 2011 with decreased rent expenses attributed to our new lease, offset by a salary increase for our newly promoted President and Chief Operating Officer from $12 to $250,000 per year.

Interest and Other Income, Net. Net interest income (expense) was ($3,000) and ($24,000) for the three and six months ended June 30, 2011 as compared to $7,000 and $12,000 in the comparable periods in 2010.  Due to the acquisition of Potrero Media on October 1, 2010, interest expense is recognized on imputed interest for the contingent consideration related to the transaction. On May 2, 2011, InsWeb and the former shareholders of Potrero Media executed the Third Amendment to the Purchase Agreement. As a result of the Third Amendment, InsWeb paid Potrero Media’s former shareholders $2.1 million on May 2, 2011 in exchange for their waiver of all rights to future consideration under the Stock Purchase Agreement. As a result, InsWeb eliminated the contingent consideration liability of $3.3 million from its balance sheet during the three month period ended June 30, 2011 and therefore, imputed interest expense will no longer be recognized.  As a result of the Third Amendment, the Company recognized other income of approximately $1.2 million, included in Other Income, net in the Condensed Consolidated Statements of Income. This represented the difference between the payment of $2.1 million agreed to in Third Amendment and the $3.3 million contingent consideration liability outstanding as of May 2, 2011, the execution date of the Third Amendment. InsWeb’s investment portfolio consists entirely of cash, cash equivalents and short-term investments. InsWeb expects that returns received from its investment portfolio in the near future will be negligible given current economic conditions in the United States.

Income Taxes. InsWeb recognized no expense for, and did not receive a benefit from income taxes for the three and six months ended June 30, 2011. Provisions of $3,000 and $7,000 for income taxes were recognized for the three and six months ended June 30, 2010.

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

Contingencies. As discussed in Part I, Item 1, “Financial Statements — Note 14 — Commitments and Contingencies.” Notes to Consolidated Financial Statements of this report, InsWeb is a defendant in: i) a class action lawsuit that alleges InsWeb violated certain federal securities laws at the time of its initial public offering; ii) a securities lawsuit alleging certain officers and directors and significant shareholders violated the short swing trading prohibition of Section 16(b) of the Securities Exchange Act. InsWeb cannot accurately predict the ultimate outcome of these matters at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. InsWeb believes it has meritorious defenses; however InsWeb cannot assure that it will prevail in any of these actions. An unfavorable outcome could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At June 30, 2011 and June 30, 2010, InsWeb had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively (none of which, if recognized, would favorably affect InsWeb’s effective tax rate). InsWeb does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, InsWeb had net operating loss carry forwards at June 30, 2011 of approximately $186.3 million and $76.8 million for federal income tax and state income tax purposes, respectively. Federal and state net operating loss carry forwards begin expiring in 2011 and 2012, respectively.

The carrying value of our deferred tax assets, which was approximately $65.9 million at June 30, 2011, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Six months ended June 30,
	2011	2010
Cash provided by (used in) operating activities	$(797)	$2,281
Cash used in investing activities	(1,589)	(137)
Cash provided by financing activities	644	78

At June 30, 2011, InsWeb’s principal source of liquidity was $5.0 million in cash and cash equivalents. Since inception, we have financed our operations primarily through the sale of preferred and common stock; and more recently, operations have been funded through operating cash flows.

For the six months ended June 30, 2011, net cash used by operating activities was $0.8 million, primarily consisting of our changes in operating assets and liabilities of $2.3 million, offset by net income adjusted for non-cash share-based compensation, depreciation and amortization of property, equipment and intangible assets and gain on extinguishment of contingent consideration of $1.5 million. For the six months ended June 30, 2010, net cash provided by operating activities was $2.3 million, consisting of our net income adjusted for non-cash share-based compensation and depreciation and amortization of property, equipment and intangible assets of $1.2 million and net changes in operating assets and liabilities of $1.1 million.

For the six months ended June 30, 2011 net cash used by investing activities was $1.6 million representing a payment of $2.1 million to Potrero Media’s prior owners in exchange for their waiver of all rights to contingent consideration related to InsWeb’s acquisition and $47,000 purchase of property and equipment, offset by $0.6 million decrease in restricted cash. For the comparable six months ended June 30, 2010, net cash used in investing activities was $0.1 million consisting of a decrease in cash restricted for the use as collateral to obtain a commercial credit line of $1.2 million, offset by purchases of short term investments of $1.3 million.

For the six months ended June 30, 2011 and 2010, net cash provided by financing activities was $644,000 and $78,000 respectively, and was primarily attributable to proceeds from employee stock plans for the comparable periods, offset by a repurchase of shares for the six months ended June 30, 2011.

InsWeb has a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in the Sacramento area which houses its corporate headquarters.  InsWeb has two, consecutive options to extend the term for five years each at the prevailing market rent.

InsWeb’s San Francisco office location includes administrative, product development, sales and marketing functions in a 10,000 square foot facility, which InsWeb occupies under a non-cancelable lease expiring in October 2014. InsWeb has four consecutive options to extend the term for five years each. Mr. Richard A. Natsch, President and COO and Mrs. Heather K. Natsch, Senior Vice President, of InsWeb are co-owners of Mission Potrero Properties, LLC, which are the lessors of the property that InsWeb occupies.

Future minimum lease commitments as of June 30, 2011 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2011	75
2012	424
2013	472
2014	444
2015	341
Thereafter	394
$2,150

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

InsWeb Corporation
NON-GAAP FINANCIAL MEASURE AND RECONCILIATION
(In thousands)
(unaudited)
	Three months ended
	June 30,	March 31,	June 30,
	2011	2011	2010
Net income	$979	$298	$293
Less
Interest income	5	5	7
Other income	1,203	-	-
Add
Interest expense	8	26	-
Provision for income taxes	-	-	3
Share-based compensation expense	245	378	196
Depreciation and amortization of property equipment and intangible assets from continuing operations	355	362	37
Severance expense	480	-	-
Acquisition costs	45	21	-
Adjusted EBITDA from continuing operations	$904	$1,080	$522

Adjusted EBITDA is not a measurement of the Company’s financial performance under U.S. GAAP and has limitations as an analytical tool.  You should not consider it in isolation or as a substitute for the Company’s U.S. GAAP net income (loss).  The principal limitations of this measure are that: 1) it does not reflect the Company’s actual expenses and may thus have the effect of inflating or reducing the Company’s net income (loss) and net income (loss) per share; and 2) it may not be comparable to Adjusted EBITDA as reported by other companies.  In addition, the June 30, 2010 information does not include Potrero Media.

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

(b)
There has been no change in our internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our integration of the operations of Potrero Media and InsWeb into a single entity may result in additional expenses or distract management from their other responsibilities, either of which could harm our business

As described in Footnote 6 to the Consolidated Financial Statements, on April 28, 2011, InsWeb’s Board of Directors approved a plan to integrate the operations of Potrero Media and InsWeb into a single entity under the InsWeb name. The integration is expected to achieve additional operational synergies and efficiencies. However, successful integration of the two companies will require significant attention by management to allocate resources, prioritize initiatives and develop a business plan for the combined organization. These tasks may distract management from their current responsibilities, or we may incur expenses to obtain additional resources to optimize the value of the integration, either of which could materially harm our business.

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

Dated: August 12, 2011	INSWEB CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Accounting Officer