Form 10-Q
period 2011-09-30
INSWEB CORP
filed 2011-11-14
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 28, 2011 were 6,172,403 shares.

FORM 10-Q
INSWEB CORPORATION

PART I:                FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

INSWEB CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$7,895	$6,733
Short-term investments	980	1,137
Accounts receivable, net	4,527	3,307
Prepaid expenses and other current assets	517	559
Restricted short-term investments	-	580
Related party receivables	137	319
Total current assets	14,056	12,635
Intangible assets	5,974	6,965
Goodwill	2,689	2,689
Property and equipment, net	167	171
Other noncurrent assets	34	32
Total assets	$22,920	$22,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,171	$3,740
Accrued expenses and other current liabilities	688	428
Accrued contingent consideration	-	1,172
Deferred revenue	959	2,321
Total current liabilities	5,818	7,661
Accrued contingent consideration	-	2,071
Other noncurrent liabilities	80	-
Total liabilities	5,898	9,732

Commitments and contingencies

Stockholders’ equity:
Common stock	9	9
Paid-in capital	213,492	210,753
Treasury stock	(6,589)	(6,334)
Accumulated deficit	(189,890)	(191,668)
Total stockholders’ equity	17,022	12,760
Total liabilities and stockholders’ equity	$22,920	$22,492

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$12,753	$10,520	$39,046	$29,170

Operating expenses:
Direct marketing	8,490	6,881	26,118	19,425
Sales and marketing	1,657	1,206	5,723	3,869
Technology	612	615	2,526	1,685
General and administrative	1,488	1,459	4,075	3,045
Total operating expenses	12,247	10,161	38,442	28,024
Income from operations	506	359	604	1,146

Other income, net	-	-	1,203	-
Interest income (expense), net	1	8	(23)	20

Income before income taxes	507	367	1,784	1,166

Provision for income taxes	6	10	6	17

Net income	$501	$357	$1,778	$1,149

Net income per share:
Basic	$0.09	$0.08	$0.31	$0.24
Diluted	$0.08	$0.07	$0.28	$0.21

Weighted-average shares used in computing per share amounts
Basic	5,777	4,856	5,663	4,839
Diluted	6,394	5,592	6,370	5,508

See accompanying notes.

INSWEB CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,778	$1,149
Adjustments to reconcile net income to net cash used by operating activities:
Share-based compensation	948	591
Depreciation and amortization	1,069	111
Interest income from related party receivables	(4)	(6)
Provision for doubtful accounts	(6)	-
Interest on contingent consideration	34	-
Gain on extinguishment of contingent consideration	(1,154)	-
Net changes in operating assets and liabilities:
Accounts receivable	(1,214)	(1,367)
Prepaid expenses and other current assets	42	307
Other assets	(2)	4
Accounts payable	431	1,322
Accrued expenses and other current liabilities	260	(172)
Deferred revenue	(1,362)	222
Other liabilities	80	-
Net cash provided by operating activities	900	2,161

Cash flows from investing activities:
Purchases of short-term investments	(2,205)	(1,656)
Redemption of short-term investments	2,360	-
Change in restricted cash and short-term investments	580	1,525
Payments from related party receivables	186	-
Purchases of property and equipment	(74)	(85)
Payments related to Potrero Media acquisition	(2,123)	-
Change in interest receivable	2	-
Net cash used in investing activities	(1,274)	(216)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	1,791	186
Repurchase of common stock	(255)	-
Net cash provided by financing activities	1,536	186
Net increase in cash and cash equivalents	1,162	2,131
Cash and cash equivalents, beginning of period	6,733	6,401
Cash and cash equivalents, end of period	$7,895	$8,532

See accompanying notes.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Business of InsWeb

InsWeb operates an insurance lead generation business that provides consumer leads to insurance companies, insurance agents and other providers of automobile, property, health, term life, and small business insurance. On October 1, 2010, InsWeb acquired Potrero Media Corporation (“Potrero Media”), which operated a complementary lead generation business focused on the health and term life insurance markets.

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

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly InsWeb’s financial position as of September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010 and of cash flows for the nine months ended September 30, 2011 and 2010. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any future period.

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

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In September 2011, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Update ("ASU") to permit an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created by the amended guidance, the calculation of a reporting unit's fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. The amended guidance, which should be applied prospectively, becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

In May 2011, as part of ongoing efforts with the International Accounting Standards Board to achieve convergence, the FASB issued the ASU on fair value measurements and disclosures to (i) clarify the application of existing fair value measurement and disclosure requirements and (ii) change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in this ASU are effective for public entities for interim and annual periods beginning after December 15, 2011 and should be applied prospectively, with early application not permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

In June 2011, the financial statement presentation of comprehensive income was amended by an ASU issued by the FASB to (i) eliminate the option to present the components of other comprehensive income ("OCI") in the statement of changes in stockholder's equity, (ii) require presentation of net income and OCI and their respective components either in a single continuous statement or in two separate but consecutive statements and (iii) require presentation of reclassification adjustments on the face of the statement. The amendments in this ASU do not change (i) the items that must be reported in OCI or when an item of OCI must be reclassified to net income or (ii) the option for an entity to present components of OCI either net of related tax effects or before related tax effects. Amendments to comprehensive income should be applied retrospectively and become effective for public entities for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

InsWeb has evaluated subsequent events through the time of filing these financial statements. Based upon the evaluation, there was no material impact on the accompanying consolidated financial statements.

3. Share-Based Payments

InsWeb maintains a stock option plan and an employee stock purchase plan. The following table sets forth the total share-based compensation expense relating to these plans included in InsWeb’s operating expenses in its condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Technology	$19	$30	$71	$60
Sales and marketing	31	31	131	81
General and administrative	275	216	746	450
	$325	$277	$948	$591

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Concentration of Risk — Significant Customers

For the three and nine months ended September 30, 2011, one customer (Geico) accounted for 13% and 13% of total revenues, respectively.  For the three months ended September 30, 2010, three customers (Surehits, American Family, and Geico) accounted for 12%, 11%, and 11%, respectively.  For the nine months ended September 30, 2010, American Family accounted for 11% of total revenues.  At September 30, 2011, three customers (21st Century,  State Farm and American Family Mutual) accounted for 12%, 10%  and 10% of accounts receivable, respectively.  At December 31, 2010, two customers (SureHits and Geico) accounted for 17% and 12% of accounts receivable, respectively.

5.  Fair Value Measurements

The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	September 30,
	2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$554	$554	$—	$—
Short-term investments	980	980	—	—
Total assets at fair value	$1,534	$1,534	$—	$—

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	December 31,
	2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,850	$3,850	$—	$—
Short-term investments	1,137	1,137	—	—
Restricted short-term investments	580	580
Total assets at fair value	$5,567	$5,567	$—	$—
Liabilities:
Contingent consideration	$3,243	—	—	$3,243
Total liabilities at fair value	$3,243	—	—	$3,243

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

Contingent Consideration
Balance as of January 1, 2011	$3,243
Payments	(2,123)
Interest on contingent consideration	34
Gain on extinguishment of contingent consideration (see Note 6)	(1,154)
Balance as of September 30, 2011	$-

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

7. Related Party Receivables

As of September 30, 2011 related party receivables relate to cash and accrued interest to be received at the maturity date on a promissory note with a principal amount totaling $100,000 from one current non-officer employee of InsWeb. As of December 31, 2010, related party receivables relate to cash and accrued interest to be received at the maturity date on promissory notes with principal amounts totaling $300,000 from two former non-officer employees and one current non-officer employee of InsWeb. These notes are unsecured loans with a per annum rate of 2.42%. The two former non-officer employees paid their promissory notes and interest in full in July 2011. The maturity date for all principal and interest on the current non-officer employee’s promissory note was extended to December 31, 2011.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2011	December 31, 2010

Prepaid rent and current portion of lease deposits	$15	$185
Prepaid insurance	203	133
Prepaid software licenses	20	47
Other receivables	250	77
Other	29	117
	$517	$559

9. Restricted Short-Term Investments

As of September 30, 2011 and December 31, 2010, restricted short-term investments consisted of $0 and $580,000 respectively in short-term investments used as collateral to obtain a commercial credit line. The commercial credit agreement required the collateral value of the securities account to be at least $550,000, based on investments held by InsWeb. In May 2011, InsWeb cancelled its commercial credit agreement with the issuing bank and therefore, the collateral was released from restriction. The unrestricted short-term investments were reclassified to short-term investments.

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010

Accrued employee compensation	$526	$357
Deferred rent	131	39
Other	31	32
	$688	$428

11. Comprehensive Income

Total comprehensive income was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income (loss)	$501	$357	$1,778	$1,149
Other comprehensive income (loss) - change in unrealized gain or loss on investments	-	5	-	2
Comprehensive income (loss)	$501	$362	$1,778	$1,151

12. Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Numerator for basic and diluted net income per share:
Net income available to common stockholders	$501	$357	$1,778	$1,149

Denominator for net income per share:
Basic—weighted average shares of common stock outstanding	5,777	4,856	5,663	4,839
Dilutive effect of employee stock options	617	736	707	669
Diluted	6,394	5,592	6,370	5,508

Net income per share:
Basic	$0.09	$0.08	$0.31	$0.24
Diluted	$0.08	$0.07	$0.28	$0.21

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13. Segments

Prior to the acquisition of Potrero Media, the Company operated one segment. From the October 1, 2010  through April 28, 2011, InsWeb’s operations were managed and reported in two operating segments, InsWeb and Potrero Media. Both segments operated an online insurance lead generation business for a variety of personal insurance products. Because the former shareholders of Potrero Media were entitled to contingent consideration based on the financial performance of the Potrero Media lead generation business, discrete financial and operating information was reported to InsWeb’s Chief Operating Decision Maker (“CODM”). The CODM reviewed the financial and operating results of InsWeb and Potrero Media separately and made decisions about resources to be allocated to each based on their separate performance.

On April 28, 2011, the operations of InsWeb Corporation and Potrero Media Corporation were combined into a single entity under the InsWeb name, and Potrero Media became a non-operating subsidiary of InsWeb Corporation. The combined operations have created a single operating segment as described in the guidance of ASC 280”Segment Reporting.” In particular, the CODM no longer allocates resources between InsWeb and Potrero Media and discrete financial information is no longer available for Potrero Media. Because InsWeb operated as one segment for the three and nine months ended September 30, 2010 and the Company is operating and disclosing its current results as one segment for the comparable periods ended September 30, 2011, no restated segment results are disclosed herein as the current disclosures are consistent with those provided in the prior comparable periods reported herein.

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

Securities Class Action

A securities class action lawsuit was filed on December 5, 2001 in the United States District Court for the Southern District of New York, (the “Court”) purportedly on behalf of all persons who purchased our common stock from July 22, 1999 through December 6, 2000. The complaint named as defendants InsWeb, certain current and former officers and directors, and three investment banking firms that served as underwriters for InsWeb’s initial public offering in July 1999. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20 of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offering failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocated shares of the stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of InsWeb stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. In February 2003, the Court dismissed the claims in the InsWeb action alleging violations of the Securities Exchange Act of 1934 but allowed the plaintiffs to proceed with the remaining claims. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. InsWeb and most of the other issuer defendants have accepted the settlement proposal. While the District Court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. On December 14, 2006, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Because of the significant technical barriers presented by the Court’s decision, the parties withdrew the proposed settlement and the plaintiffs filed an amended complaint. Representatives of all of the parties to the IPO litigation agreed to a revised settlement; as with the earlier settlement proposal, the revised settlement proposal does not require InsWeb to contribute any cash. The revised settlement was approved by the District Court on October 5, 2009, but a number of plaintiffs appealed the approval to the Second Circuit Court of Appeal. Subsequently, the District Court determined that none of the objectors had standing to appeal.  One of the putative objectors has filed a notice of appeal of the determination as to him. There is no assurance that the new settlement will be upheld on appeal. If the settlement is not upheld, InsWeb intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on InsWeb’s financial condition, results of operations and cash flows.

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

INSWEB CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.   Subsequent Event

On October 10, 2011, we entered into an Asset Purchase Agreement with Bankrate, Inc (“Bankrate”).  The Asset Purchase Agreement or Asset Sale Transaction provides for the sale of substantially all of the assets and certain liabilities relating to our insurance lead generation business and we anticipate recording a gain from the Asset Sale Transaction. If the Asset Sale Transaction is completed, we will no longer conduct the lead generation business. Instead, we will focus on the new Patent Licensing Business. We intend to generate revenues and related cash flows from the grant of intellectual property rights for the use of, or pertaining to, our patented technologies. We currently own five issued patents and two patent applications. We may also consider the sale of one or more of our patents. Under the terms of the Asset Purchase Agreement, Bankrate has agreed to pay $65 million in cash for the assets, subject to certain adjustments, and to assume certain liabilities of InsWeb, as described in the Asset Purchase Agreement.  Following the closing, we will retain a portfolio of e-commerce and online insurance distribution patents. We refer to this as the Asset Sale Transaction.

The Asset Sale Transaction is subject to various closing conditions, including the receipt of regulatory approvals and the approval of our stockholders.  The transaction is not subject to a financing condition.  Our board of directors has unanimously recommended that our stockholders approve the transaction.  Hussein Enan, our Chairman and Chief Executive Officer, and various funds managed by Osmium Capital Partners, which, together with Mr. Enan, collectively own approximately 40% of our outstanding shares on the date hereof, have entered into Voting and Support Agreements with Bankrate which obligate them to vote in favor of the transaction and against other acquisition proposals.  Mr. Enan, who holds approximately 24% of our outstanding shares on the date hereof, has agreed that he will not, among other things, sell, transfer, assign, tender in any tender or exchange offer, or otherwise dispose of any of his shares or, with limited exceptions, exercise any stock options for our shares. The transaction is expected to close by the end of 2011.

The Asset Purchase Agreement contains customary representations and warranties of the parties. The statements set forth in those representations and warranties are made solely for purposes of the Asset Purchase Agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with the negotiated terms of the Asset Purchase Agreement.  Moreover, some of those representations and warranties may have only been true at a certain date, may be subject to a contractual standard of materiality or may have been used for purposes of allocating risk between us and Bankrate rather than establishing matters of fact.  Our stockholders are not third party beneficiaries under the Asset Purchase Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of our company or of Bankrate.

The Asset Purchase Agreement also includes customary covenants of our company and Bankrate.  We have generally agreed to operate our business in the ordinary course until the closing of the transaction.  Subject to certain exceptions, we have also agreed not to solicit or initiate discussion with third parties regarding other proposals to acquire our company or substantially all of the assets and certain liabilities related to our lead generation business, and to certain restrictions on our ability to respond to or accept any such proposals.  In connection with the closing of the transactions contemplated by the Asset Purchase Agreement, we have also agreed to license rights under our patent portfolio to Bankrate on a perpetual, royalty-free, non-exclusive basis.

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

As noted in Note 15, “Subsequent Events,” on October 10, 2011, we entered into an Asset Purchase Agreement with Bankrate, Inc (“Bankrate”).  The Asset Purchase Agreement or Asset Sale Transaction provides for the sale of substantially all of the assets and certain liabilities relating to our insurance lead generation business. Under the terms of the Asset Purchase Agreement, Bankrate has agreed to pay $65 million in cash for the assets, subject to certain adjustments, and to assume certain liabilities of InsWeb, as described in the Asset Purchase Agreement.  Following the closing, we will retain a portfolio of e-commerce and online insurance distribution patents. We refer to this as the Asset Sale Transaction.

The Asset Sale Transaction is subject to various closing conditions, including the approval of our shareholders. Accordingly, the discussion and analysis of our operating results for the periods covered in this Quarterly Report on Form 10-Q and our statements regarding future trends or expectations  relate solely to our business as it is currently conducted.

InsWeb’s principal source of revenues is transaction fees from insurance providers, which include insurance companies, national, statewide or nationwide insurance brokers, and local independent or exclusive agents (such as State Farm agents). Quotes and other information obtained through InsWeb’s online insurance marketplace are provided to consumers free of charge. InsWeb earns a majority of its revenues from participating insurance providers, based on the delivery of qualified leads from consumers who have completed an insurance form. Lead revenues represented approximately 88% and 85% of total revenues for the nine months ended September 30, 2011 and 2010 respectively. In certain instances, consumers are provided the opportunity to link directly to a third-party insurance provider’s website (“Cost per Click” or “CPC” program). In these situations, the consumer will complete the third-party company’s online application, and InsWeb will be paid a fee for that consumer link or “click-through.” Click-through revenues accounted for approximately 11% and 14% of total revenues for the nine months ended September 30, 2011 and 2010 respectively.

We have focused our efforts on automobile insurance, which accounted for approximately 78% and 83% of our transaction revenues in 2010 and 2009 respectively. With the addition of Potrero Media, however, health insurance revenues have increased significantly. For the nine month period ending September 30, 2011, automobile insurance accounted for 68% and health insurance accounted for 19% of our transaction revenues.  For the comparable nine month period in 2010, automobile insurance accounted for approximately 83% and health insurance accounted for less than 1% of transaction revenues. We anticipate that automobile insurance will continue to account for a substantial portion of our revenues for the remainder of 2011.

Results of Operations

The following financial highlights and key metrics are provided as a resource for our investors

	Three months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues (in thousands):
Auto	$8,391	$8,891	$26,370	$24,140
Health	2,577	18	7,316	64
Property	901	970	2,584	2,922
Term life	775	463	2,341	1,432
Agent directory	65	93	213	301
All other	17	45	129	187
Total transaction fees	$12,726	$10,480	$38,953	$29,046
Direct marketing costs (in thousands):	$8,490	$6,881	$26,118	$19,425

Direct marketing costs as a percent of revenues:	67%	65%	67%	67%
Cash, cash equivalents, short-term investments and restricted short-term investments (in thousands):	$8,875	$10,770	$8,875	$10,770
Account receivable (in thousands):	$4,527	$3,381	$4,527	$3,381
Day sales outstanding (DSO):	37	29	37	29
Headcount:	70	61	70	61

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

Automobile insurance transaction fees (consisting of lead fees and click-through fees) decreased to $8.4 million for the three months ended September 30, 2011, compared to $8.9 million for the comparable periods in 2010 and increased to $26.4 million for the nine months ended September 30, 2011, compared to $24.1 million for the comparable periods in 2010. The decrease in automobile insurance revenues for the three months ended September 30, 2011 compared to the comparable period in 2010 resulted from a $1.6 million or 67% decrease in the revenue from direct to consumer traffic sources and a $0.4 million or 7% decrease in revenue from form hosting traffic sources, offset against a $1.5 million or 155% increase in the revenue from consumers acquired from competitor traffic sources. The increase in automobile insurance revenues for the nine months ended September 30, 2011 resulted from a $4.0 million or 110% increase in the revenue from consumers acquired from competitor traffic sources and a $1.7 million or 13% increase in revenue from form hosting traffic sources, offset against a $3.4 million or 50% decrease in the revenue from direct to consumer traffic sources. InsWeb expects the number of form hosting relationships to remain at or near current levels for the remainder of 2011.

Health insurance transaction fees (consisting of lead fees and click-through fees) increased to $2.6 million and $7.3 million for the three and nine months ended September 30, 2011, from $18,000 and $64,000 for the comparable periods in 2010, the entire increase was attributed to the acquisition of Potrero Media on October 1, 2010. With the acquisition, InsWeb expects health insurance transaction fees to remain at or near the current percentage of total revenues for the remainder of 2011.

Property insurance transaction fees (consisting primarily of lead fees) decreased to $0.9 million and $2.6 million for the three and nine months ended September 30, 2011, compared to $1.0 million and $2.9 million for the comparable periods in 2010.  The decrease in transaction fees for the three and nine months ended September 30, 2011 from the comparable periods in 2010 was primarily attributable to a decrease in revenue from direct to consumer traffic sources.

Term life insurance transaction fees (consisting primarily of lead fees) increased to $0.8 million and $2.3 million for the three and nine months ended September 30, 2011 from $0.5 million and $1.4 million for the comparable periods in 2010.  The increase in transaction fees was primarily attributable to the acquisition of Potrero Media on October 1, 2010 and a net increase in the number of consumers acquired from form hosting traffic sources. An increase of 0.8 million and 2.9 million consumers were acquired from direct to consumer traffic sources and a 21,000 or 181% and 46,000 or 223% increase in the number of consumers were acquired from form hosting traffic sources for the three and nine months ended September 30, 2011. The increase in direct to consumer traffic was primarily attributed to Potrero Media. InsWeb expects the number of form hosting relationships to remain at the current levels for the remainder of 2011.

We expect auto, health, property and term life transaction fees to remain at or near current levels for the remainder of 2011.

Agent directory revenues (consisting of subscription revenue and advertising revenues) were $0.1 million for both the three months ended September 30, 2011 and the comparable period in 2010. Agent directory revenues decreased to $0.2 million for the nine months ended September 30, 2011 from $0.3 million for the comparable period in 2010. Agent directory revenues are expected to remain at current levels for the remainder of 2011.

Operating Expenses

	Three months ended September 30,		Percentage change from
(in thousands, except percentages)	2011	2010	prior period

Operating expenses:
Direct marketing	$8,490	$6,881	23%
Sales and marketing	1,657	1,206	37%
Technology	612	615	-%
General and administrative	1,488	1,459	2%

	Nine months ended September 30,		Percentage change from
(in thousands, except percentages)	2011	2010	prior period

Operating expenses:
Direct marketing	$26,118	$19,425	34%
Sales and marketing	5,723	3,869	48%
Technology	2,526	1,685	50%
General and administrative	4,075	3,045	34%

Direct Marketing. Direct marketing expenses consist of advertising, promotions and fees incurred to drive consumer traffic directly to the InsWeb online marketplace, and fees paid to third parties pursuant to form hosting marketing partnerships.

Direct marketing expenses for the three and nine months ending September 30, 2011 increased to $8.5 million and $26.1 million from $6.9 million and $19.4 million for the comparable periods in 2010. The 23% and 34% increase in spending for the three and nine months ended September 30, 2011 from the comparable periods in 2010 is primarily due to continued increase of consumers being acquired through form hosting marketing partnerships. The increase in direct marketing expenses for the three and nine months ended September 30, 2011 were also attributed to the acquisition of Potrero Media on October 1, 2010. Direct marketing expenses as a percent of total revenues were 67% for the three and nine months ended September 30, 2011 and 2010.

We expect direct marketing expenses relative to revenues, to remain at or near current levels for the remainder of 2011 as we do not expect significant changes in our marketing sources. However we are continuing our endeavors to increase organic traffic.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our sales and marketing personnel. Sales and marketing expenses increased to $1.7 million and $5.7 million for the three and nine months ended September 30, 2011, from $1.2 million and $3.9 million for the comparable periods in 2010. The increase was primarily due to sales and marketing expenses attributed to the acquisition of Potrero Media on October 1, 2010, severance costs associated with the reorganization in May 2011 reduction in force and corporate overhead allocation. Sales and marketing expenses are expected to remain at or near current levels for the remainder of 2011.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs, for product and site development personnel involved with our technology initiatives. Technology expenses were $0.6 million for both the three months ended September 30, 2011 and the comparable period in 2010. Technology expenses increased to $2.5 million for the nine months ended September 30, 2011, from $1.7 million for the comparable period in 2010. The increase was primarily due to technology related expenses attributable to the acquisition of Potrero Media on October 1, 2010, severance costs associated with the reorganization in May 2011, corporate overhead allocation and software licenses. Technology expenses are expected to remain at or near current levels for the remainder of 2011.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses were $1.5 million for both the three months ended September 30, 2011 and the comparable period in 2010.General and administrative expenses increased to $4.1 million for the nine months ended September 30, 2011 from $3.0 million for the comparable period in 2010. The increase was primarily due to the general and administrative expenses attributable to the acquisition related expenses of Potrero Media, share-based compensation expense, and an increase in salaries and benefits. The increase in salaries and benefits include the increases for senior management approved by the Compensation Committee on December 15, 2010. General and administrative expenses are expected to increase significantly for the remainder of 2011 with an increase in transaction related costs associated to the Asset Purchase Agreement with Bankrate.

Interest and Other Income, Net. Net interest income (expense) was $1,000 and ($23,000) for the three and nine months ended September 30, 2011 as compared to $8,000 and $20,000 in the comparable periods in 2010.  Due to the acquisition of Potrero Media on October 1, 2010, interest expense is recognized on imputed interest for the contingent consideration related to the transaction. On May 2, 2011, InsWeb and the former shareholders of Potrero Media executed the Third Amendment to the Purchase Agreement. As a result of the Third Amendment, InsWeb paid Potrero Media’s former shareholders $2.1 million on May 2, 2011 in exchange for their waiver of all rights to future consideration under the Stock Purchase Agreement. As a result, InsWeb eliminated the contingent consideration liability of $3.3 million from its balance sheet during the three month period ended June 30, 2011 and therefore, imputed interest expense will no longer be recognized.  As a result of the Third Amendment, the Company recognized other income of approximately $1.2 million, included in Other Income, net in the Condensed Consolidated Statements of Income. This represented the difference between the payment of $2.1 million agreed to in Third Amendment and the $3.3 million contingent consideration liability outstanding as of May 2, 2011, the execution date of the Third Amendment. InsWeb’s investment portfolio consists entirely of cash, cash equivalents and short-term investments. InsWeb expects that returns received from its investment portfolio in the remainder of 2011 will be negligible given current economic conditions in the United States.

Income Taxes. A provision of $6,000 for income taxes was recognized for the three and nine months ended September 30, 2011, compared to $10,000 and $17,000 for the comparable periods in 2010.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At September 30, 2011 and September 30, 2010, InsWeb had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively (none of which, if recognized, would favorably affect InsWeb’s effective tax rate). InsWeb does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, InsWeb had net operating loss carry forwards at September 30, 2011 of approximately $187.3 million and $77.4 million for federal income tax and state income tax purposes, respectively. Federal and state net operating loss carry forwards begin expiring in 2011 and 2012, respectively.

The carrying value of our deferred tax assets, which was approximately $65.2 million at September 30, 2011, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2011	2010
Cash provided by operating activities	$900	$2,161
Cash used in investing activities	(1,274)	(216)
Cash provided by financing activities	1,536	186

At September 30, 2011, InsWeb’s principal source of liquidity was $7.9 million in cash and cash equivalents. Since inception, we have financed our operations primarily through the sale of preferred and common stock; and more recently, operations have been funded through operating cash flows.

For the nine months ended September 30, 2011, net cash provided by operating activities was $0.9 million, primarily consisting of our net income adjusted for non-cash share-based compensation, depreciation and amortization of property, equipment and intangible assets and gain on extinguishment of contingent consideration of $2.7 million , offset by changes in operating assets and liabilities of $1.8 million. For the nine months ended September 30, 2010, net cash provided by operating activities was $2.2 million, consisting of our net income adjusted for non-cash share-based compensation and depreciation and amortization of property, equipment and intangible assets of $1.9 million and net changes in operating assets and liabilities of $0.3 million.

For the nine months ended September 30, 2011 net cash used by investing activities was $1.3 million representing a payment of $2.1 million to Potrero Media’s prior owners in exchange for their waiver of all rights to contingent consideration related to InsWeb’s acquisition and $74,000 purchase of property and equipment, offset by $0.6 million decrease in restricted cash, $0.2 million decrease in short term investments and $0.2 million decrease in related party receivable. For the comparable nine months ended September 30, 2010, net cash used in investing activities was $0.2 million consisting of purchases of restricted and unrestricted short term investments of $1.7 million offset by an increase in cash equivalents of $1.5 million due to the reduction of collateral required to maintain a commercial credit line.

For the nine months ended September 30, 2011 and 2010, net cash provided by financing activities was $1.5 million and $0.2 million respectively, and was primarily attributable to proceeds from employee stock plans for the comparable periods, offset by a repurchase of shares for the nine months ended September 30, 2011.

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

Future minimum lease commitments as of September 30, 2011 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2011	38
2012	424
2013	472
2014	444
2015	341
Thereafter	394
$2,113

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

InsWeb Corporation
NON-GAAP FINANCIAL MEASURE AND RECONCILIATION
(In thousands)
(unaudited)
	Three months ended
	September 30,	June 30,	September 30,
	2011	2011	2010
Net income	$501	$979	$357
Less
Interest income	1	5	8
Other income	-	1,203	-
Add
Interest expense	-	8	-
Provision for income taxes	6	-	10
Share-based compensation expense	324	245	277
Depreciation and amortization of property, equipment and intangible assets from continuing operations	352	355	34
Severance expense	-	480	-
Potrero Media acquisition costs	-	45	592
Bankrate transaction costs	242	-	-
Adjusted EBITDA from continuing operations	$1,424	$904	$1,262

Adjusted EBITDA is not a measurement of the Company’s financial performance under U.S. GAAP and has limitations as an analytical tool.  You should not consider it in isolation or as a substitute for the Company’s U.S. GAAP net income (loss).  The principal limitations of this measure are that: 1) it does not reflect the Company’s actual expenses and may thus have the effect of inflating or reducing the Company’s net income (loss) and net income (loss) per share; and 2) it may not be comparable to Adjusted EBITDA as reported by other companies.  In addition, the September 30, 2010 information does not include Potrero Media.

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

(b)
There has been no change in our internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

See Part I, Item 1, “Financial Statements — Note 14 — Commitments and Contingencies.”

ITEM 1A.	RISK FACTORS.

 In addition to the Risk Factors disclosed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ending June 30, 2011, you should carefully consider the following risk factors associated with the Asset Sale Transaction as they could materially affect our business, financial condition and future results.

Risks Related to the Asset Sale Transaction

The failure to complete the Asset Sale Transaction may result in a decrease in the market value of our common stock and limit our ability to grow and implement our lead generation business strategies.

Bankrate’s obligation to close the Asset Sale Transaction is subject to a number of contingencies, including approval by our stockholders, and other closing conditions set forth in the asset purchase agreement. We cannot control some of these conditions and we cannot assure you that they will be satisfied or that Bankrate will waive any that are not satisfied. If the Asset Sale Transaction is not completed, we may be subject to a number of risks, including the following:

●	there may not be another party interested in and able to purchase our lead generation business;

●	if an alternate purchaser and transaction is identified, such alternate transaction may not result in an equivalent price to what is proposed in the Asset Sale Transaction;

●	the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the Asset Sale Transaction will be completed;

●	our relationships with our customers, suppliers and employees may be damaged and our business may be harmed; and

●	we may be required to pay Bankrate a termination fee of $2,500,000.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operation and the market value of our common stock may decline.

Additionally, we have incurred substantial transaction costs and diversion of management resources in connection with the Asset Sale Transaction, and we will continue to do so until the closing.

While the Asset Sale Transaction is pending, it creates uncertainty about our future which could have a material and adverse effect on our business, financial condition and results of operations.

While the Asset Sale Transaction is pending, it creates uncertainty about our future. As a result of this uncertainty, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending completion or termination of the Asset Sale Transaction. In addition, while the Asset Sale Transaction is pending, we are subject to a number of risks, including:

●	the diversion of management and employee attention from our day-to-day business;

●	the potential disruption to business partners and other service providers;

●	the loss of employees who may depart due to their concern about losing their jobs following the Asset Sale Transaction; and

●	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operation.

The asset purchase agreement limits our ability to pursue alternatives to the Asset Sale Transaction.

The asset purchase agreement contains provisions that make it more difficult for us to sell the lead generation business to a party other than Bankrate. These provisions include a non-solicitation provision (including certain matching rights), a provision requiring that we submit the Asset Sale Transaction to our stockholders for approval unless the asset purchase agreement has been terminated in accordance with its terms, and provisions obligating us to pay Bankrate a termination fee of $2,500,000 under certain circumstances. These provisions could discourage a third party that might have an interest in acquiring all of or a significant part of the lead generation business from considering or proposing such an acquisition, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Bankrate.

Risks Related to Our New Patent Licensing Business

We expect our business to be significantly smaller following the Asset Sale Transaction, and our common stock may be delisted from the NASDAQ Capital Market if we fail to satisfy the continued listing standards of that market.

If we are unable to satisfy the continued listing standards of the NASDAQ Capital Market, our common stock may be delisted from that market. In order to continue to be listed on the NASDAQ Capital Market, we must meet all of the following requirements as set forth in NASDAQ Listing Rule 5550(a):

●	at least two registered and active market makers, one of which may be a market maker entering a stabilizing bid;

●	minimum bid price of at least $1 per share;

●	at least 300 public holders;

●	at least 500,000 publicly held shares; and

●	market value of publicly held shares of at least $1 million.

We must also meet at least one of the three standards in NASDAQ Listing Rule 5550(b) as follows:

●	stockholders’ equity of at least $2.5 million;

●	market value of listed securities of at least $35 million; or

●	net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

If we do not satisfy those standards and we are unsuccessful in taking corrective action to comply with the listing requirements, we may be delisted from the NASDAQ Capital Market.  If our common stock were to be delisted from the NASDAQ Capital Market, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. Such trading could substantially reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

We are not currently engaged in the Patent Licensing Business to any extent, and our revenues following the Asset Sale Transaction will be unpredictable.

We are not currently engaged in the Patent Licensing Business to any extent, and the lead generation business being sold to Bankrate represented 100% of our total revenues in 2009, 2010, and year to date 2011.  Following the Asset Sale Transaction, we will generate revenues solely from the Patent Licensing Business, and we expect no revenues from the Patent Licensing Business during the remainder of 2011 and for at least a portion of 2012.  We will continue to incur salary and other expenses of operating our business as a public company. Our results of operation and financial condition will be materially adversely effected if we fail to effectively reduce our overhead costs to reflect the new Patent Licensing Business or if the Patent Licensing Business does not perform to our expectations.

The patent licensing business is unpredictable, and if our patents are declared invalid, our business may be harmed.

The success of our patent licensing business model will depend on our ability to generate royalty fees from licensing our technology. However, it is possible that one or more of our patents might be declared invalid if challenged by an entity against whom we seek to enforce our patent rights. Even if the patents are upheld as valid, we may have difficulty identifying entities that will voluntarily enter into a license for our patented technology. In this case, we may be required to litigate to recover damages for infringement, and we will incur significant legal and expert fees and costs, and the litigation may take several years to conclude.

New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and limit our revenue growth.

If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office, or USPTO, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue growth. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of litigation for infringement, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such actions.

Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patents.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we may diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

If we are required to litigate to enforce our patented technologies, our patent enforcement actions will be almost exclusively prosecuted in federal court. Federal trial courts that hear patent enforcement actions also hear criminal cases, which will take priority over our actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges, and as a result, we believe that the risk of delays in our patent enforcement actions may have an adverse effect on our business in the future unless this trend changes.

As patent enforcement litigation becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

We believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to voluntarily license our patents. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This may increase the risks associated with an investment in our company.

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement between InsWeb Corporation and Bankrate, Inc. dated as of October 10, 2011. Incorporated by reference from Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on October 12, 2011.

31.1	Certification of Chief Executive Officer, and Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2011	INSWEB CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Accounting Officer