Form 10-K
period 2011-12-31
Internet Patents Corp
filed 2012-04-02
CIK 1077370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to

Commission File Number 0-26083

INTERNET PATENTS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	94-3220749 (I.R.S. Employer Identification No.)

10850 Gold Center Dr. Suite 250B
Rancho Cordova, California 95670
(Address of principal executive offices)

(916) 853-1529
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

Outstanding shares of registrant’s common stock, $0.001 par value, as of March 12, 2012: 7,747,355

INTERNET PATENTS CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our” and “us” refer to Internet Patents Corporation (“IPC”) and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

Certain information contained in this Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including: our ability to generate revenues from our new business model; our ability to effectively and efficiently manage patent infringement litigation we initiate; our ability to achieve profitability; and legislative and regulatory developments affecting patent licensing and enforcement.. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in Item 1A ”Risk Factors” of this report.

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

Item 1.   Business.

General Overview of Business

Internet Patents Corporation (“IPC”) was originally incorporated in California in February 1995 and re-incorporated in Delaware in October 1996, and is headquartered outside Sacramento, California. IPC’s headquarters mailing address is 10850 Gold Center Dr., Suite 250B, Rancho Cordova, CA 95670, and the telephone number at that location is (916) 853-1529. The principal IPC website is www.internetpatentscorporation.net.

From its inception through December 21, 2011, IPC operated an online insurance marketplace that electronically matched consumers and providers of automobile, property, health, term life, and small business insurance. IPC discontinued this business in connection with the sale of substantially all of its assets (the “Disposition”) to Bankrate, Inc. (“Bankrate”) in a transaction that closed on December 21, 2011 (“Disposition Date”).

On the Disposition Date and in connection with the Disposition, the Company changed its name from InsWeb Corporation (“InsWeb”) to Internet Patents Corporation.

IPC retained certain assets generally not related to the insurance lead generation business including cash, short-term investments and its patent portfolio.  On the Disposition Date, Bankrate acquired certain assets and assumed certain liabilities associated with the operation of the lead generation business.  Bankrate did not assume certain liabilities related to real property leases, obligations related to IPC’s employees that arose prior to the Disposition Date, or obligations for employees that remained employed by IPC after the Disposition Date.  IPC is also generally responsible for the tax obligations or entitled to tax refunds associated with the Disposition and for the taxes related to income or loss generated by the insurance lead generation business prior to the Disposition Date.

Patent Licensing Business

Since the Disposition Date, IPC’s business consists solely of plans to license or otherwise enforce its portfolio of e-commerce and online insurance distribution patents (“Patent Licensing Business”). Under U.S. law, a patent owner is entitled to exclude others from making, selling or using the patented invention for the life of the patent, generally twenty years. The patent holder may grant one or more licenses to the patented invention, typically allowing the licensee to use the patented invention in return for a royalty paid to the patent owner. A patent owner also may sue and recover damages for past, unlicensed use of the technology. Although we intend to attempt to negotiate a reasonable royalty for future use of the patented technologies, we expect that litigation will be required in many instances because the defendant contests either the validity of our patent or denies infringement. None of the Company’s patents has generated revenues in the past or been subject to a final adjudication of its validity.

Our future revenues are expected to consist solely of the royalties from licensing the patents and damages for past infringement. In addition to general and administrative expenses, including salaries and benefits, rent and utilities, we expect to incur expenses associated with patent infringement litigation.

Patent Portfolio

The process for obtaining a United States patent begins with the filing of an application that describes the invention and sets out the limits of the technology claimed in the invention. The application is reviewed by one or more patent examiners, who have technical training in a specific field relevant to the claimed invention. The examiners search to see if the same or similar technology has already been claimed in a patent or publicly disclosed in other types of publications. If the patent examiner has objections to the application, the applicant must:

●	Fix or "amend" the claims of the application to satisfy the objections;
●	Try to convince the examiner that the application satisfies the requirements of patent law; or
●	Appeal the examiner’s objection.

IPC’s patent portfolio consists of 6 patents, each of which is described below, and 2 patent applications. All of the issued patents are wholly-owned by IPC, except for U.S. Patent No 7,389,246 in which IPC transferred a one-half ownership interest to an unrelated company on a royalty free basis.

All of our patents are considered utility patents, and as such, have a term of twenty years from their respective filing dates.

Event Log (U.S. Patent No. 6,898,597) filed November 9, 1999

This event logging system monitors for the occurrence of predefined web site usage events having some business significance, records the occurrence of those events, and also records the events' associated context information. The system includes a software event identification routine, executing within web server software or other web-related application software, that monitors for the occurrence of an event and gathers a desired set of related context information. A database interface, usable by one or more distinct web servers or applications, is used to insert the information into an event database. The event database can later be processed to add, modify, or delete event data, as well as prepare the data for integration into other databases or the preparation of reports.

System and method for optimizing and processing electronic pages in multiple languages (U.S. Patent No. 7,107, 325) filed November15, 1999

This patent describes a web page processing system that processes a user’s requests using predefined, flexible templates and corresponding logic. Main processing handles non-departmental specific functions, such as security and data decoding and encoding. Data decoding and encoding includes converting data to a universal character coding representation. The system also includes software for determining the character set used by a user for converting universal character coded data into a particular language code. The system includes a secure private protocol for advantageously securing the system in addition to traditional router based firewall technology. Links to departmental level functions through template files are provided for department specific functions and processing of department related information received by the system. In addition, web page customization is provided by specialized links to external web sites containing logos and other indicia to be included on returned web pages.

Dynamic tabs for a graphical user interface (U.S. Patent No. 7,707,505) filed March 23, 2000

This dynamic, intelligent user interface for an on-line, virtual application uses user input to customize the subsequent display of application data and queries presented to the user/applicant. The invention includes a facility for intelligent editing, data state presentation, and error flagging and correction. In one embodiment of the invention, the intelligent user interface is implemented as part of a series of dynamically generated web pages (a form set) presented to a user of an ecommerce Internet web site. This presentation is in the form of a collection of tabbed panes of data, the selected pane being displayed on a web page, wherein each pane contains one or more pages of data and queries. This organization and presentation of the virtual application provides re-entrant editing; error trapping, flagging, and correction; and easy navigation from sub-pane to sub-pane (page to page) within each pane and from pane to pane using the tabs and conventional browser Back and Forward button functionality.

Insurance rating calculation software component architecture (U.S. Patent No. 7,389,246) filed February 15, 2000

This product rate calculation system utilizes a software component architecture providing a flexible insurance rating calculation system that can easily be scaled, modified, expanded, and implemented in various computer system operating environments, while still providing quick, and even real-time responsiveness to product rate requests. The product rate calculation system includes a product application or component object that requests a product rate from a product rate calculation software component, and can supply some or all of the rating information needed for the calculation. One or more support software components and one or more protocol stacks facilitate component communication.

Insurance Agent Contact System (U.S. Patent No. 7,640,176) filed May 20, 1999

This online insurance information system is comprised of an insurance quoting system, an agent contact system, agent systems, and customer systems. The agent contact system comprises a customer interfacing subsystem, a create contact engine, an agent interfacing subsystem, and a process contact engine. The customer interfacing subsystem is coupled to the quoting system and to a given one of the customer systems for receiving an online indication by a given customer of a desire to pursue a policy with a given agent. The given customer comprises a given contact. The create contact engine identifies the given agent system and saves in a database local to the agent contact system a personal insurance profile and contact information corresponding to the given customer. The agent interfacing subsystem coupled to the given agent system receives an online indication by the given agent of a desire to view, print, or modify the contact information. The process contact engine contacts the given agent system with information regarding the given contact, and accesses and modifies the contact information in accordance with online indications made by the agent.

System and Method for Flexible Insurance Rating Calculation (U.S. Patent No. 8,103,526) filed March 7, 2000

This product rate calculation system operates as a rating server (e.g., a process executing on a server computer system, or a process executing on the same computer system as a client process but serving information to the client process) and provides a flexible insurance rating calculation system that can easily be modified and expanded, while still providing quick, and even real-time responsiveness to product rate requests. The product rate calculation system includes an interface to a product information database and a cache for storing product rate information for efficient reuse. The product rate information includes product rate expressions that are parsed and evaluated by an expression evaluation routine to determine a product rate. As part of the evaluation process, additional product rate information (such as look-up table data and numerical constants) as well as consumer information can be used.

All of the patents issued to IPC describe technologies that were invented by employees of IPC and assigned to IPC. In addition, IPC continues to pursue continuation patent applications related to several of the issued patents. We do not engage in research and development activities and we therefore do not expect to develop further patentable inventions; however, we may acquire additional patents from third parties for strategic purposes.

Employees

As of December 31, 2011, IPC had 7 full-time employees. IPC has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. IPC believes that its future success will depend in part on the continued service of its senior management. IPC has no long-term employment agreements with any of its personnel. However, the executive officers are eligible to participate in the Executive Retention and Severance Plan (the “Plan”) approved by the Board of Directors on June 14, 2004 and revised on December 22, 2008. Participants in the Plan are entitled to receive cash severance payments and health and medical benefits in the event their employment is terminated in connection with a change in control. Participants will also receive these benefits if IPC terminates their employment other than for “cause” or if the participant voluntarily terminates his employment for “good reason” following certain specified actions by IPC. Upon any other termination of employment, the participant will be entitled only to accrued salary through the date of termination and any other vested benefits.

Competition

Each patent owned by IPC represents a unique technology that we believe third parties have or will find valuable to their operations. We therefore do not believe that we face direct competition. In offering a license or in asserting a claim of infringement, however, the third party may choose to alter its business operations rather than pay an on-going royalty.

Available Information

For further discussion concerning our business, see the information included in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 Financial Statements and Supplementary Data” of this report.

You may obtain free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, as well as other Corporate Governance Materials on our website at http://ir.internetpatentscorporation.net, or by contacting our corporate office by calling (916) 853-1529, or by sending an e-mail message to info@internetpatentscorporation.net.

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

Item 1A. Risk Factors.

Risks Related to Our Business

Our Patent Licensing Business revenues will be unpredictable.

The lead generation business sold to Bankrate in December 2011 represented substantially all of our total revenues in 2010 and 2011.  Going forward, we intend to generate revenues solely from the Patent Licensing Business. Since we have not historically generated revenues from the Patent Licensing Business, our historical financial and operating information is of limited value in evaluating the Patent Licensing Business and our future prospects. Moreover, our revenues from the Patent Licensing Business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent litigation.  We will continue to incur salary and other expenses of operating our business, including the expenses of a public company. Our results of operations and financial condition will be materially adversely affected if we fail to effectively reduce our overhead costs to reflect the revenues we may receive from the new Patent Licensing Business or if the Patent Licensing Business does not perform to our expectations.  In addition, the members of our management team do not have significant experience operating a business focused on licensing and otherwise enforcing patented technologies, and therefore may require time to adequately familiarize themselves with the nature of our new Patent Licensing Business.

If any of our patents are declared invalid, our business may be harmed.

The success of our Patent Licensing Business model will depend on our ability to generate royalty fees from licensing our technology or damages from patent infringement lawsuits. However, it is possible that one or more of our patents might be declared invalid if challenged by an entity against whom we seek to enforce our patent rights. Even if our patents are upheld as valid, we may have difficulty identifying entities that will voluntarily enter into a license for our patented technology. In this case, we may be required to litigate to recover damages for infringement, and we will incur significant legal and expert fees and costs, and the litigation may take several years to conclude.

Third parties may choose to alter their business operations rather than pay us an on-going royalty.

We believe that our patents represent unique technologies that a wide range of third parties have or will find valuable to their operations. As noted above, however, in many cases we expect that patent infringement litigation will be required to recover damages for past infringement of our patent rights and to incentivize the defendant to accept a license and pay us royalties for its future use of the technology. Defendants may, however, choose to modify their operations to work around the claims covered by our patents. In that case, they would not pay us royalties for future use and our business may be harmed.

In connection with patent enforcement actions , a court may rule that we have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us to certain material liabilities.

In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against us or award attorney's fees and/or expenses to a defendant, which could be material, and if we are required to pay such monetary sanctions, attorneys' fees and/or expenses, such payment could have a material adverse effect on our business, financial condition and results of operations

As patent enforcement litigation becomes more prevalent, it may become more difficult for us to voluntarily license our patents to other entities.

We believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to voluntarily license our patents to other entities. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license our patents or pay damages for past infringement. This may result in increased expenses, delay the recovery of damages and harm our business.

New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and limit our revenue growth.

If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue growth. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of litigation for infringement, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such actions.

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

Depressed general economic conditions or further adverse changes in general economic conditions could adversely affect our operating results

The severe economic downturn in the United States has resulted in a record level of corporate insolvencies. We are unable to estimate the probability that companies that we assert our patents against have sufficient resources to fully compensate us for their past infringement or future use of our patented technologies. The inability to recover full value from a significant number of entities would harm our future revenues.

Risks Related to Our Common Stock

Our future stock price may fluctuate widely.

The trading price of our common stock has been volatile and may be significantly affected by factors including actual or anticipated  operating results, announcements regarding licensing or litigation developments, disputes concerning the validity of one or more of our patents, and our limited trading volume.. These fluctuations may harm our stock price. Any negative change in the public’s perception of the prospects of the Patent Licensing Business could also depress our stock price regardless of our results.

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

If we are unable to satisfy the continued listing standards of the NASDAQ Capital Market, our common stock may be delisted from that market. In order to continue to be listed on the NASDAQ Capital Market, we must meet all of the following requirements as set forth in NASDAQ Listing Rule 5550(a):

●	minimum bid price of at least $1.00 per share for 30 consecutive trading days;

●
at least 300 total stockholders (including both beneficial holders and holders of record, but excluding any holder who is directly or indirectly an executive officer, director, or the beneficial holder of more than 10% of the total shares outstanding);

●
at least 500,000 publicly held shares with a market value of at least $1 million (excluding any shares held directly or indirectly by officers, directors or any person who is the beneficial owner of more than 10% of the total shares outstanding of the Company); and

●	at least two registered and active market makers, one of which may be a market maker entering a stabilizing bid.

We must also meet at least one of the three standards in NASDAQ Listing Rule 5550(b) as follows:

●	stockholders’ equity of at least $2.5 million;

●	market value of listed securities of at least $35 million; or

●	net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

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

Our success is dependent in part upon the continued services of our senior management with whom we do not have employment agreements.

Our success is dependent in part upon the continued services of the members of our senior management team, and on our ability to attract and retain key management personnel. IPC has no long-term employment agreements with any of its personnel that provide for their continued employment with us. In addition, Hussein A. Enan currently serves as our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. The Company maintains a life insurance policy on Mr. Enan that names the Company as the beneficiary, but the loss of the services of Mr. Enan or one or more other members of management could have a material adverse effect on our business, financial condition and results of operations.

Our recent adoption of a shareholder rights plan may reduce the volume of trading in our stock because it limits the ability of persons or entities from acquiring a significant percentage of our outstanding stock.

On November 23, 2011, our Board of Directors adopted a Section 382 Rights Agreement and declared a dividend distribution consisting of one right (a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on December 5, 2011. The Company’s Board of Directors adopted the Rights Agreement primarily in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards (the “NOLs”) and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The Rights Agreement is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock. The inability of some stockholders to acquire a significant position could substantially reduce the market liquidity of our common stock, making it more difficult for a stockholder to dispose of, or obtain accurate quotations for the price of, our common stock.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders.

Provisions of Delaware law and our certificate of incorporation and bylaws could make it more difficult for an entity to acquire us by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

IPC’s corporate headquarters and its operations are located in an approximately 16,000 square foot facility in the Sacramento, California area, which IPC occupies under a lease expiring in February 2017.  IPC has two consecutive options to extend the term for five years at the prevailing market rent. A portion of the premises currently is subleased to Bankrate, Inc. under a short term lease expiring in June 2012.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a lease expiring in September 2014.

Item 3.   Legal Proceedings.

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of IPC, filed a complaint in the United States District Court for the Western District of Washington, against IPC and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of IPC constituted a “group” that owned in excess of 10% of IPC’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of IPC’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys’ fees, for transactions in violation of Section 16(b). IPC, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that IPC need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and IPC was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but plaintiffs  appealed this order to the Ninth Circuit Court of Appeal. On December 2, 2010, the Ninth Circuit determined that the plaintiff’s demand letters sent to 30 defendant issuers were inadequate and affirmed the district court's dismissal of plaintiff's claim as to those defendants. The Ninth Court remanded another 24 cases, including IPC’s case, with instructions that the District Court permit the underwriters and issuers to file motions challenging the adequacy of the demand letters in those cases. The Ninth Circuit made clear to the District Court that the Ninth Circuit expects the District Court to dismiss claims as to issuers, such as IPC, that received demand letters similar to the letters that were found to be inadequate.  But the Ninth Circuit also reversed the District Court's decision that the statute of limitations had run on claims of certain issuers, including IPC, which may leave open the possibility that plaintiff could send new demand letters.  The underwriters and plaintiff are seeking review by the United States Supreme Court. If the lawsuit is reinstated on appeal, IPC intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on IPC’s financial condition, results of operations and cash flows.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

IPC’s common stock is quoted on the Nasdaq Capital Market under the symbol “PTNT.” As of December 31, 2011, there were approximately 1,300 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of IPC’s common stock as reported on the Nasdaq Capital Market:

	Price Range Quarter Ended
	High	Low
2011
December 31, 2011	$8.79	$5.90
September 30, 2011	$8.20	$5.43
June 30, 2011	$8.20	$6.65
March 31, 2011	$8.79	$6.61

2010
December 31, 2010	$8.25	$5.29
September 30, 2010	$6.20	$4.35
June 30, 2010	$5.85	$4.30
March 31, 2010	$5.25	$3.10

Historically, IPC has not paid any cash dividends on its capital stock.  In conjunction with the Disposition, our Board of Directors declared a special distribution of $5 per share to be paid to our stockholders in March 2012.  In light of the Disposition, the special distribution, and the Company’s new Patent Licensing Business, the Company’s historical stock prices are of limited value in evaluating the Company’s future prospects or stock prices.

For the year ended December 31, 2011, the Company acquired 31,955 shares of the Company’s common stock (at an aggregate cost of $255,000) from the Chief Executive Officer in partial payment of the exercise price of 41,667 stock options.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximates Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 12, 2011	31,955	$7.98	0	0

There were no common share purchases during the year ended December 31, 2010.

In connection with the acquisition of Potrero Media Corporation in October 2010, the Company issued 312,578 unregistered shares of common stock to the selling shareholders. There were no unregistered issuances of common stock during the year ended December 31, 2011.

Item 6.   Selected Financial Data.

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

From its inception through December 21, 2011 (the “Disposition Date”), IPC operated an online insurance marketplace that electronically matched consumers and providers of automobile, property, health, term life, and small business insurance. IPC discontinued this business in connection with the sale of substantially all of its assets related to its lead generation business to Bankrate, Inc. in a transaction that closed on December 21, 2011 (the “Disposition”). IPC retained certain assets generally not related to its insurance lead generation business which included cash, short-term investments and its patent portfolio.  On the Disposition Date, Bankrate acquired certain assets and assumed certain liabilities associated with the operation of the lead generation business.  Bankrate did not assume certain liabilities related to real property leases, obligations related to IPC’s employees that arose prior to the Disposition Date, or obligations for employees that remained employed by IPC after the Disposition Date.  IPC is also generally responsible for the tax obligations or entitled to tax refunds associated with the Disposition and for the taxes related to the income or loss generated by the insurance lead generation prior to the Disposition Date.

As a result of the Disposition, we no longer conduct the insurance lead generation business, and have agreed not to reenter that business for a period of ten years.  In connection with the Disposition, we have also licensed rights under our patent portfolio to Bankrate on a perpetual, royalty-free, non-exclusive basis.

Since the Disposition Date, IPC’s business consists solely of plans to license or otherwise enforce its portfolio of e-commerce and online insurance distribution patents (“Patent Licensing Business”). Under U.S. law, a patent owner is entitled to exclude others from making, selling or using the patented invention for the life of the patent, generally twenty years. The patent holder may grant one or more licenses to the patented invention, typically allowing the licensee to use the patented invention in return for a royalty paid to the patent owner. A patent owner also may sue and recover damages for past, unlicensed use of the technology. Although we intend to attempt to negotiate a reasonable royalty for future use of the patented technologies, we expect that litigation will be required in most instances because the defendant contests either the validity of our patent or denies infringement. None of the Company's patents have generated revenues in the past or been subject to a final adjudication of its validity.

Our future revenues are expected to consist of the royalties from licensing the patents and damages for past infringement. We expect significant resistance from entities that we believe infringe one or more of our patents, at least until the validity of the patents can be established. Patent infringement litigation can be expensive and often takes several years to reach the trial stage, and the appeals process could result in further delays in receiving royalties or damage awards. For these reasons, IPC does not anticipate receiving any revenues in 2012. In addition to general and administrative expenses, including salaries and benefits, rent and utilities, we will incur expenses associated with patent infringement litigation and being a public company. We expect that we will not be profitable in 2012.

The sale of assets to Bankrate, Inc. resulted in a one-time cash payment to IPC of $65 million. IPC did not retain an interest in the insurance lead generation business and will not receive future compensation relating to the insurance lead generation business or the assets sold. IPC is not required to indemnify Bankrate for any matter relating to the asset sale, other than indemnification for tax liabilities that pertain to periods prior to the asset sale. However, pursuant to the terms of the Asset Purchase Agreement, Bankrate is required to pay us amounts it receives from customers for the insurance lead generation business we conducted prior to the Disposition Date. The amount that IPC expects to receive from Bankrate in 2012 for these accounts receivable is approximately $81,000.

Results of Operations

Reclassifications

Certain amounts in our 2010 consolidated financial statements have been reclassified to conform to the presentation of our 2011 consolidated financial statements, relating to the effects of reclassifications of our insurance and lead generation business as discontinued operations.  As a result of the Disposition, all of the Company’s revenues and certain significant costs related to the Company’s insurance lead generation business are accumulated into discontinued operations.

The following table sets forth selected statement of operations data with the respective percentage change from the prior year:

			% Change from the Prior Year
	2011	2010	2011	2010(**)

Revenues:
Transaction fees	$-	-	*	N/A
Other	-	-	*	N/A
Total revenues	-	-
Operating expenses:
Direct marketing	-	-	*	N/A
Sales and marketing	-	-	*	N/A
Technology	97	92	5%	N/A
General and administrative	3,184	2,814	13%	N/A
Total operating expenses	3,281	2,906	13%	N/A
Loss from operations	(3,281)	(2,906)	13%	N/A
Interest income	15	25	-40%	N/A
Loss from continuing operations before income taxes	(3,266)	(2,881)	13%	N/A
Income tax expense (benefit)	-	-
Loss from continuing operations, net of tax	(3,266)	(2,881)	13%	N/A
Discontinued operations, net of tax:
Income from discontinued operations	719	4,176	-83%	N/A
Gain on sale of discontinued operations	53,716	-	N/A	N/A

Total discontinued operations	54,435	4,176	1,204%	N/A
Net income	$51,169	$1,295	3,851%	N/A

*- Items included in discontinued operations.

**- 2010 percentage changes have not been provided due to the fact that there was no comparable data for 2009, because the Company was not classifying its operations as discontinued operations for that period.

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits, facility and systems costs for the licensing our patented technologies. Technology expenses increased 5% to $97,000 in 2011 from $92,000 in 2010.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, telecommunications and systems costs, for IPC’s general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased 13% to $3.2 million in 2011 from $2.8 million in 2010. This was primarily due to the annual base cash compensation for Hussein Enan (CEO and Chief Financial Officer) increasing from $12 to $300,000 in 2011. Mr. Enan’s annual salary has been $12 since 2006.

Off-Balance Sheet Arrangements. The Company had no off-balance sheet arrangements in 2011 or 2010.

Interest and Other Income, Net. Interest income was $15,000 for 2011 compared to $25,000 in 2010.

Income from Discontinued Operations. As a result of the Disposition, all of the Company’s revenues and direct marketing costs, and sales and marketing costs, and a substantial portion of the technology and general and administrative expenses, interest expenses and income taxes have been included in discontinued operations for the years ended December 31, 2011 and 2010.

Gain on Sale of Discontinued Operations, Net of Tax. During the year ended December 31, 2011, the Company recognized a gain from the sale of discontinued operations, net of tax, in the amount of $53.7 million. This gain was the result of the sale of the Company’s insurance lead generation business in 2011. There were no comparative numbers for 2010.

Critical Accounting Policies

IPC’s discussion and analysis of its financial condition and results of operations are based on IPC’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires IPC to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. IPC bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. IPC believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition.   IPC’s principal source of revenues for the insurance lead generation business sold to Bankrate, Inc. in December 2011 was transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent. IPC recognized revenue when (i) persuasive evidence of an arrangement between IPC and the customer existed, (ii) delivery of the product to the customer occurred or service was provided to the customer, (iii) the price to the customer was fixed or determinable and (iv) collectability of the sales price was reasonably assured.

Business Combinations. In 2010, IPC adopted ASC 805, Business Combinations , which revised the accounting guidance that is required to apply for acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that IPC recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. The goodwill recognized of $2.7 million is attributable to the excess purchase consideration paid to the selling shareholders of Potrero Media Corporation over the assets acquired and liabilities assumed by IPC. The goodwill was included as part of the assets and liabilities, relating to our insurance lead generation business sold to Bankrate. While IPC uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, IPC’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, IPC will record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to IPC’s consolidated statements of operations. Direct transaction costs associated with a business combination are expensed as incurred (prior to fiscal 2010, direct transaction costs were included as part of the purchase price).

Contingencies. As discussed in Part I, Item 3 (“Legal Proceedings”) and in Part II, Note 7 of Notes to the Consolidated Financial Statements of this report, IPC is a defendant in a securities lawsuit alleging certain officers and directors and significant shareholders violated the short swing trading prohibition of Section 16(b) of the Securities Exchange Act. IPC cannot accurately predict the ultimate outcome of this matter at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. IPC believes it has meritorious defenses; however IPC cannot assure that it will prevail in any of these actions. An unfavorable outcome could have a material adverse effect on IPC’s financial condition, results of operations and cash flows.

Share-Based Compensation. IPC accounts for share-based compensation in accordance with ASC 718 “ Compensation – Stock Compensation.” Under the provisions of ASC 718, share-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model. The BSM option-pricing model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM option-pricing model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Generally, compensation cost is recognized over the requisite service period. However, to the extent performance conditions affect the vesting of an award, compensation cost will be recognized only if the performance condition is satisfied. Compensation cost will not be recognized, and any previously recognized compensation cost will be reversed, if the performance condition is not satisfied.

Income Taxes. Under the asset and liability method prescribed under ASC 740, “ Income Taxes” , IPC recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2011 and December 31, 2010, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively (none of which, if recognized, would favorably affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, IPC had net operating loss carry forwards at December 31, 2011 of approximately $132.5 million and $76.8 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $6.7 million each. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table below and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2011 and 2012, respectively.

The carrying value of our deferred tax assets, which was approximately $48.4 million at December 31, 2011, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical and projected future losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Years Ended December 31,
Cash Flows Provided By (Used In)	2011	2010
Operating Activities:
Continuing operations	$(1,605)	$(2,801)
Discontinued operations	204	7,219

Investing Activities:
Continuing operations	64,528	285
Discontinued operations	(40)	(5,380)

Financing Activities:
Continuing operations	60	-
Discontinued operations	446	1,009

Increase In Cash and Cash Equivalents	$63,593	$332

At December 31, 2011, IPC’s principal source of liquidity was $70.3 million in cash and cash equivalents. IPC adheres to an investment policy with minimal market or settlement risk with its current holdings. There are no restrictions or limitations regarding access to the $70.3 million in cash and cash equivalents. Since inception, IPC has financed its operations primarily through the sale of preferred and common stock. On January 10, 2012, the Company’s Board of Directors declared a special cash distribution of $5.00 per common share of record as of February 10, 2012. The Company used $38.6 million of cash to pay this special cash distribution on March 9, 2012, and the Company’s cash balance has decreased significantly as the result of the special cash distribution.

In 2011, net cash used by operations was $1.4 million. This primarily consisted of IPC’s net income of $51.2 million which consisted of a net loss from continuing operations, net of tax, of $3.3 million and income from discontinued operations, net of tax of $54.5 million. The loss from continuing operations was partially offset by an increase in accounts payable of $3.2 million. The loss from continuing operations was increased by an increase in prepaid expenses and other assets of $1.8 million and an increase in accrued expenses of $0.2 million. Net cash provided by discontinued operations was $0.2 million in 2011 and $7.2 million in 2010. Net cash used in discontinued operations was $7.0 million more in 2011 than in 2010. The increase was primarily the result of decreased expenses associated with the Disposition.

Net cash provided by investing activities was $64.5 million. This consisted of cash provided by continuing operations in 2011 of $64.5 million which consisted primarily of $63.8 million in proceeds from the sale of the discontinued operations. Net cash used by discontinued operations was $40,000 in 2011 and $5.4 million in 2010. Net cash used by discontinued operations was $5.3 million less in 2011 than in 2010. The decrease in cash used was primarily the result of the cash required to acquire Potrero Media Corporation in 2010. See Note 3 in consolidated financial statements for further discussion.

Net cash provided by financing activities in 2011 was $0.5 million. This consisted of cash provided by continuing operations of $60,000. Net cash provided by discontinued operations was $0.4 million in 2011 and $1.0 million in 2010. Net cash provided by discontinued operations decreased by $0.5 million in 2011 when compared to 2010. The decrease in cash was primarily due to increased stock option exercises for the period when compared with the comparable period during 2010. This was offset by $2.1 million related to payment of a contingent liability associated with the acquisition of Potrero Media Corporation. On May 2, 2011, InsWeb and the former shareholders of Potrero Media executed the Third Amendment to the Purchase Agreement. As a result of the Third Amendment, the Company paid Potrero Media’s former shareholders $2.1 million on May 2, 2011 in exchange for their waiver of all rights to future consideration under the Stock Purchase Agreement. As a result, InsWeb eliminated the contingent consideration liability of $3.3 million from its balance sheet during the three month period ended June 30, 2011.   As a result of the Third Amendment, the Company recognized other income of approximately $1.2 million, included in Other Income, net in the Condensed Consolidated Statements of Operations. This represented the difference between the payment of $2.1 million agreed to in the Third Amendment and the $3.3 million contingent consideration liability outstanding as of May 2, 2011, the execution date of the Third Amendment.

IPC currently anticipates that its cash and cash equivalents will be sufficient to meet its anticipated cash needs to fund operations and capital expenditures for at least the next 12 months. Although IPC does not anticipate the need for additional financing to meet its operating needs or to expand its business, IPC cannot be certain that additional financing will be available when required, on favorable terms or at all. If IPC is not successful in raising additional capital as required, its business could be materially harmed. If additional funds were raised through the issuance of equity securities, the percentage ownership of IPC’s then-current stockholders would be reduced.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages F-1 to F-25.

INTERNET PATENTS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Internet Patents Corporation

We have audited the accompanying consolidated balance sheets of Internet Patents Corporation (“Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet Patents Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Sacramento, California
March 30, 2012

INTERNET PATENTS CORPORATION
CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$70,326	$6,733
Short-term investments	1,225	1,137
Restricted cash equivalents and restricted short-term investments	-	580
Prepaid expenses and other current assets	1,374	449
Related party receivables	-	319
Assets of discontinued operations	-	13,208
Total current assets	72,925	22,426
Property and equipment, net	42	36
Other assets	1,027	30
Total assets	$73,994	$22,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,385	$172
Accrued expenses	541	371
Income tax payable	644	-
Liabilities of discontinued operations	-	7,118
Total current liabilities	4,570	7,661

Liabilities of discontinued operations	-	2,071
Income tax liability	101	-
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2011 and 2010	-	-
Common stock, $0.001 par value. Authorized: 25,000 shares; 9,863 shares issued and 6,607 shares outstanding at 2011; and 8,714 shares issued and 5,490 shares outstanding at 2010	10	9
Paid-in capital	216,401	210,753
Treasury stock, 3,256 shares at 2011 and 3,224 shares at 2010	(6,589)	(6,334)
Accumulated deficit	(140,499)	(191,668)
Total stockholders’ equity	69,323	12,760
Total liabilities and stockholders’ equity	$73,994	$22,492

See accompanying notes.

INTERNET PATENTS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010

Revenues:
Transaction fees	$-	$-
Other	-	-
Total revenues	-	-
Operating expenses:
Direct marketing	-	-
Sales and marketing	-	-
Technology	97	92
General and administrative	3,184	2,814
Total operating expenses	3,281	2,906
Loss from operations	(3,281)	(2,906)
Interest income	15	25
Loss from continuing operations	(3,266)	(2,881)
Discontinued operations, net of tax:
Income from discontinued operations	719	4,176
Gain on sale of discontinued operations	53,716	-

Total discontinued operations	54,435	4,176

Net income	51,169	$1,295

Net income (loss) per share:
Basic and diluted
Loss from continuing operations, net of tax	$(0.56)	$(0.58)
Discontinued operations, net of tax	9.34	0.84
Net income per basic common share	$8.78	$0.26

Shares used in computing income (loss) per share:
Basic	5,831	4,972
Dilutive	5,831	4,972

See accompanying notes.

INTERNET PATENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2011 and 2010
(Amounts in thousands, except per share amounts)

	Common Stock		Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Total

Balances, December 31, 2009	8,043	8	$207,617	(3,224)	$(6,334)	$—	$(192,963)	$8,328
Issuance of shares through employee stock purchase plan and stock option plan	359	1	1,008	—	—	—	—	1,009
Share-based compensation expense	—	—	928	—	—	—	—	928
Comprehensive loss:
Issuance of common stock in connection with the Potrero Media acquisition (Note 3 )	312	—	1,200	—	—	—	—	1,200
Comprehensive income:
Net income	—	—	—	—	—	—	1,295	1,295
Comprehensive income	—	—	—	—	—	—	—	1,295

Balances, December 31, 2010	8,714	9	210,753	(3,224)	(6,334)	—	(191,668)	12,760
Issuance of shares through employee stock purchase plan and stock option plan	1,149	1	4,023	—	—	—	—	4,024
Share-based compensation expense	—	—	1,565	—	—	—	—	1,565
Repurchase of shares	—	—	-	(32)	(255)	—	—	(255)
Excess tax benefit from stock-based Compensation	—	—	60	—	—	—	—	60
Comprehensive income:
Net income	—	—	—	—	—	—	51,169	51,169
Comprehensive income	—	—	—	—	—	—	—	51,169

Balances, December 31, 2011	9,863	$10	$216,401	(3,256)	$(6,589)	$—	$(140,499)	$69,323

See accompanying notes.

INTERNET PATENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$51,169	$1,295
Less income from discontinued operations, net of tax	(54,435)	(4,176)
Loss from continuing operations, net of tax	(3,266)	(2,881)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities, net of acquisition:

Depreciation and amortization	28	74
Interest income from related party receivables	-	(8)
Interest income on short-term investments	2	(2)
Loss on disposal of equipment	11	-
Prepaid expenses and other current assets	(845)	119
Other assets	(997)	45
Accounts payable	3,213	67
Accrued expenses	170	(215)
Income tax liability, long-term	101	-
Net cash used in continuing operations	(1,583)	(2,801)
Net cash provided by discontinued operations	182	7,219
Net cash provided by (used in) operating activities	(1,401)	4,418

Cash flows from investing activities:
Purchases of short-term investments	(2,940)	(1,898)
Notes receivable from employees	319	-
Redemptions of short-term investments	2,849	763

Change in restricted cash	580	1,525
Purchases of property, equipment and intangible assets, net of acquisition	(45)	(105)
Proceeds from sale of discontinued operations	63,765	-
Net cash provided by continuing operations	64,528	285
Net cash used in discontinued operations	(40)	(5,380)
Net cash provided by(used in) investing activities	64,488	(5,095)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	60	-
Net cash provided by continuing operations	60	-
Net cash provided by discontinued operations	446	1,009

Net cash provided by financing activities	506	1,009
Net increase in cash and cash equivalents	63,593	332
Cash and cash equivalents, beginning of year	6,733	6,401
Cash and cash equivalents, end of year	$70,326	$6,733

See accompanying notes.

Supplemental disclosures of cash flow information and non-cash transactions:

In connection with its acquisition of Potrero Media, IPC assumed liabilities and issued common stock as follows:

Fair value of net assets acquired	-	11,239
Cash paid for acquisition	-	(5,331)
Liabilities assumed and issuance of common stock	-	5,908

Treasury Stock	255	-

INTERNET PATENTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Business of Internet Patents Corporation

On December 21, 2011, InsWeb Corporation (“InsWeb”) changed its name to Internet Patents Corporation (“IPC”, the “Company”, “we” or “our”).  This name change was in conjunction with the sale of substantially all of our assets and certain liabilities relating to our insurance lead generation business (the “Disposition”) to Bankrate, Inc. (“Bankrate”) on December 21, 2011 (Disposition Date).  IPC remains a public company and is focusing on a new business model which consists of licensing or otherwise enforcing our patented technologies.

Prior to the Disposition Date, IPC operated an online insurance marketplace that electronically matched consumers and providers of automobile, property, health, term life, and small business insurance. IPC’s principal source of revenues was transaction fees from participating insurance providers, either directly from an insurance company or from a local insurance agent.

As a result of the Disposition, we no longer conduct the insurance lead generation business, and have a agreed not to reenter that business for a period of ten years.  We intend to develop and operate a business that licenses and otherwise enforces our patented technologies.  We expect to generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies. We own six issued patents and have filed applications for two additional, related patents. The assets used in connection with the lead generation business that were sold to Bankrate are not needed to conduct the Patent Licensing Business.

 Our future revenues are expected to consist entirely of the royalties from licensing the patents and damages for past infringement. IPC does not anticipate receiving revenues in 2012. In addition to general and administrative expenses, including salaries and benefits, rent and utilities, we expect to incur expenses associated with patent infringement litigation.

2.           Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of Internet Patents Corporation and  its wholly owned subsidiaries, Potrero Media Corporation, InsWeb Insurance Services, Inc. and Goldrush Insurance Services, Inc. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

IPC recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made.

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

2.           Summary of Significant Accounting Policies (continued)

Cash, cash equivalents and short-term investments

IPC considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities greater than three months at the date of purchase but less than one year are classified as short-term investments. Cash, cash equivalents and short-term investments are stated at cost, which approximates fair value, given the relatively short duration of the underlying securities.

Revenue recognition

Prior to the Disposition Date, IPC received revenue from the delivery of qualified leads to insurance companies, agents and other providers. IPC recognized revenue when (i) persuasive evidence of an arrangement between IPC and the customer existed, (ii) delivery of the product to the customer occurred or service had been provided to the customer, (iii) the price to the customer was fixed or determinable and (iv) collectability of the sales price was reasonably assured.

Transaction fee revenue from consumer leads was recognized when such lead (either as a consumer click-through or after completion of the IPC application) was delivered to a participating insurance company. Transaction fee revenue from closed policies was recognized in the period that the insurance company sold an insurance policy from a qualified consumer lead.

Online marketing and direct marketing expense

Prior to the Disposition Date, IPC’s marketing strategy was designed to increase consumer traffic to its website and to drive awareness of its insurance products and services. IPC employed various means of advertising, which consisted primarily of online advertising, sponsored search, portal advertising, e-mail campaigns and strategic partnerships with high-profile online companies that can drive significant traffic to its site. Fees related to IPC’s online marketing were expensed in the period the related consumer click-through occurs or in some cases, when the consumer leads are generated. Online advertising payments based on per unit transactions are expensed in the period in which the consumer traffic occurred and are included in direct marketing expense.

Costs related to advertising and promotions of products were charged to sales and marketing expense as incurred. Direct marketing expense for the years ended December 31, 2011 and 2010 were $32,894,000 and $28,370,000, respectively.

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

IPC evaluates the recoverability of its long-lived assets, including intangible assets subject to amortization in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment. ASC 360 requires the recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds fair value. IPC assesses the impairment of its long-lived assets annually or when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No such indicators of impairment were identified as of December 31, 2011 and 2010.

Concentration of risk—credit

Financial instruments that potentially subject IPC to concentrations of credit risk, as defined by ASC 825, “ Financial Instruments,” consist principally of cash, cash equivalents, short-term investments and accounts receivable. IPC deposits its cash, cash equivalents and short-term investments with various domestic financial institutions. Such deposits may exceed federal deposit insurance limits.

IPC’s cash equivalents and investments consist of diversified investment grade securities. IPC’s investment policy limits the amount of credit exposure to investments in any one issue, and IPC believes no significant concentration of credit risk exists with respect to these investments.

2.           Summary of Significant Accounting Policies (continued)

Prior to the Disposition, IPC’s customer base was dispersed across many different geographic areas, and most customers were in the insurance industry in the United States. As of the year ended December 31, 2011, we had no customers or accounts receivable. Pursuant to the terms of the Asset Purchase Agreement, Bankrate is required to pay us amounts it receives from customers for the insurance lead generation business we conducted prior to the Disposition Date. The amount that IPC expects to receive from Bankrate in 2012 for accounts receivable purchased from IPC is approximately $81,000, but collection of the receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact IPC’s overall credit risk. These amounts have not been considered in the purchase price or calculation of the gain on sale.

Concentration of risk—significant customers

       There were no significant customers for the years ended December 31, 2011 or 2010.   At December 31, 2011, there was no accounts receivable balance, as this asset was transferred to Bankrate as part of the Disposition, on December 21, 2011. At December 31, 2010, two customers (SureHits and Geico) accounted for 17% and 12% of accounts receivable, respectively.

Business Combinations

  In 2010, IPC adopted ASC 805, Business Combinations, which revised the accounting guidance that is required to apply for acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that IPC recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. The goodwill recognized of $2.7 million is attributable to the excess purchase consideration over assets acquired and liabilities assumed. While IPC uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, IPC’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, IPC will record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to IPC’s consolidated statements of operations. Direct transaction costs associated with a business combination are expensed as incurred (prior to fiscal 2010, direct transaction costs were included as part of the purchase price). IPC applied ASC 805 to the acquisition of Potrero Media.

Goodwill and Intangible Assets

Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired in accordance with ASC 350, “ Intangibles – Goodwill and Other.” Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired.

In connection with the acquisition of Potrero Media, IPC acquired intangible assets including websites and technology, customer relationships and non-compete agreements. The estimated fair value of these intangibles was amortized on a straight-line basis over the estimated useful lives of 5.75 years for websites, technology and customer relationships and 3 years for non-compete agreements through the Disposition Date.

The Company’s recorded goodwill and intangible assets were disposed of in conjunction with the Disposition and these balances at December 31, 2011 were $0. At December 31, 2010, intangible assets and goodwill were included in assets of discontinued operations in the amount of $6,965,000 and $2,689,000, respectively.

Share-Based Payments

IPC accounts for share-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” Under the provisions of ASC 718, share-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model. The BSM option-pricing model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM option-pricing model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Generally, compensation cost is recognized over the requisite service period. However, to the extent performance conditions affect the vesting of an award, compensation cost will be recognized only if the performance condition is satisfied. Compensation cost will not be recognized, and any previously recognized compensation cost will be reversed, if the performance condition is not satisfied.

2.           Summary of Significant Accounting Policies (continued)

IPC recognizes compensation costs for stock-based payment transactions to employees and Board of Directors, based on their grant-date fair value on a straight-line approach over the service period for which such awards are expected to vest. The fair value of stock options pursuant to the IPC’s 1997 and 2008 Stock Option Plans and Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the BSM option-pricing model. The determination of fair value is affected by IPC’s stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, IPC’s assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the BSM option-pricing model calculation are:

Expected term. The expected term represents the period that IPC’s share-based awards are expected to be outstanding. IPC’s expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior.

Expected volatility. IPC uses the trading history of its common stock in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Risk-free interest rate. IPC bases the risk-free interest rate used in the BSM option-pricing model on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

Expected dividend. Historically IPC has not declared or paid cash or stock dividends. Therefore, IPC uses a zero value for the expected dividend value factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. When estimating forfeitures, IPC considers historical voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the BSM option-pricing model calculation and the IPC’s forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense we recognize.

In conjunction with the Disposition, all of the Company’s outstanding and unvested stock options vested. As of December 31, 2011, the Company had no outstanding unrecognized stock-based compensation.

Income taxes

Under the asset and liability method prescribed under ASC 740, “Income Taxes,” IPC recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

Net income per share

Basic and diluted net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options had been exercised.

2.           Summary of Significant Accounting Policies (continued)

The following table reconciles the denominator used to calculate basic and diluted net income per share of common stock:

	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010

Numerator for basic and diluted net income per share:
Net income available to common shareholders:	$51,169	$1,295

Denominator for net income per share:
Basic and diluted—weighted average shares of common stock outstanding	5,831	4,972
Basic and diluted	5,831	4,972

Potentially dilutive securities are not included in the diluted net income calculation, because the Company had a net loss from continuing operations, net of tax. The antidilutive securities that are not included in the calculation above are employee stock options to purchase shares totaling 470,000 as of December 31, 2011 and 639,000 as of December 31, 2010.

Recently Issued Accounting Pronouncements

Fair Value Measurement. In May 2011, the FASB issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company plans to adopt this guidance for fiscal year 2012. We do not anticipate adoption of this guidance will have a material impact on the Company's consolidated results of operations or financial condition, as we had no Level 3 measurements as of December 31, 2011.

Presentation of Comprehensive Income. In September 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The guidance also previously required the presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented; however, this portion of the guidance has been deferred. We had not adopted this guidance as of December 31, 2011.  Upon adoption, the Company will elect to present items of net income and other comprehensive income in one continuous statement, the statement of comprehensive income.

Goodwill Impairment. In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company has elected to early adopt the guidance and performed a “qualitative” assessment of goodwill impairment in the fourth quarter of 2011. The adoption of this standard had no material impact on the Company's consolidated results of operations or financial condition.

Segment information

The Company operated as one segment prior to its acquisition of Potrero Media on October 1, 2010. From October 1, 2010 through April 28, 2011, the Company’s operations were managed and reported in two operating segments, InsWeb and Potrero Media. Both segments operated online insurance lead generation businesses for a variety of personal insurance products. Because the former shareholders of Potrero Media were entitled to contingent consideration based on the financial performance of the Potrero Media lead generation business, discrete financial and operating information was reported to the Company’s Chief Operating Decision Maker (“CODM”). The CODM reviewed the financial and operating results of InsWeb and Potrero Media separately and made decisions about resources to be allocated to each based on their separate performance.

2.           Summary of Significant Accounting Policies (continued)

On April 28, 2011, the InsWeb and Potrero Media operations were combined into a single business under the InsWeb name, and Potrero Media Corporation became a non-operating subsidiary of the Company. The combined operations created a single operating segment as described in the guidance of ASC 280 "Segment Reporting.” In particular, the CODM no longer allocated resources between InsWeb and Potrero Media and discrete financial information was no longer available for Potrero Media.

On December 22, 2011 the day after the Disposition became effective, the Company’s results of operations no longer included the results of the insurance lead generation business that was sold to Bankrate. The financial statements herein have been presented with the insurance lead generation business segment presented as discontinued operations. The Company’s patent licensing business is conducted through a single business unit and under a single management structure; discrete financial information will be available only at the company level.  The CODM will review the operating results and make decisions about resources on a company wide basis.

3.           Acquisition & Divestiture

On October 1, 2010 (the “Closing Date”), IPC completed its acquisition of 100% of the capital stock of Potrero Media pursuant to the Stock Purchase Agreement and related amendments (“Purchase Agreement”) signed on August 31, 2010. Potrero Media was acquired for a fair market value of $11.2 million paid in a combination of cash, stock and contingent earnout payments as discussed further below. IPC accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Potrero Media’s operating results are included in the Company’s consolidated financial statements from the date of acquisition.

 The maximum purchase price for Potrero Media, exclusive of the discounting or probability reductions associated with the contingent consideration, was $12.5 million as of the Closing Date. The $12.5 million maximum purchase price is comprised of $6.0 million in cash paid at the Closing Date, $844,000 in cash paid within 30 days of the Closing Date associated with excess working capital as of September 30, 2010, $1.5 million in cash due at the first anniversary of the Closing Date , $1.2 million related to issuance of 312,578 shares of the Company’s common stock to be held in escrow and released to Potrero Media’s former shareholders on the first anniversary of the Closing Date and a total of up to $3.0 million in contingent consideration, to be paid in cash up to $1.0 million annually for each of the first three full calendar years following the Closing Date.

Contingent Consideration

 On May 2, 2011, the Company and the former shareholders of Potrero Media executed the Third Amendment to the Purchase Agreement pursuant to which the Company paid Potrero Media’s former shareholders $2.1 million on May 2, 2011 in exchange for their waiver of all rights to future consideration under the Stock Purchase Agreement. As a result, the Company eliminated the contingent consideration liability of $3.3 million from its balance sheet during year ended December 31, 2011.  The Company recognized other income of approximately $1.2 million, included in income for discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2011. This represented the difference between the payment of $2.1 million agreed to in Third Amendment and the $3.3 million contingent consideration liability outstanding as of May 2, 2011, the execution date of the Third Amendment. As noted above, this contingent consideration consisted of potential payments of up to $1 million annually for three consecutive years.

The fair value of the Potrero Media purchase price is comprised of the following (in thousands):

Consideration paid on the Closing Date:
Cash payment	$6,821

Consideration to be paid after the Closing Date:
Contingent anniversary payment in 2011	1,140
Common stock to be issued one year after the Closing Date	1,200
Contingent cash payments based on EBITDA for 2011, 2012 and 2013	2,055
Other	23
$11,239

3.           Acquisition & Divestiture (continued)

Purchase Price Allocation

IPC accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Potrero Media’s operating results are included in the Company’s consolidated financial statements from the date of acquisition. The goodwill recognized of $2.7 million is attributable to the excess purchase consideration over acquired tangible and intangible assets and liabilities assumed. The goodwill relates to expected synergies and the assembled workforce of Potrero Media. None of the goodwill is expected to be deductible for income tax purposes.

The acquired intangible assets included $2.7 million of customer relationships with a weighted average useful life of 5.75 years, $4.3 million of website technology with a weighted average useful life of 5.75 years and $0.2 million of non-compete agreements with a weighted average useful life of 3 years.

Management determined the fair value of intangible assets based on a number of factors, including a third-party valuation, utilizing either the cost or income approach in conjunction with limited discussions with management and certain forecasts prepared by IPC. The income approach was utilized for the valuation of customer relationships and non-compete agreements. The cost approach was utilized for the valuation of websites and technologies.  When the income approach was used, the rate utilized to discount net cash flows to their present values was approximately 30%. The discount rates were determined using a weighted-average cost of capital which incorporated the implied cost of equity and debt of IPC based on the forecasted cash flows after consideration of IPC’s rate of return on debt, capital, equity, the weighted average return on invested capital, and the internal rate of return specific to this transaction.

Estimated useful lives for the intangible assets were based on estimates of technology life cycles and IPC’s intended future use of the intangible assets. Intangible assets are being amortized using the straight-line method, considering the pattern in which the economic benefits of the intangible assets are consumed.

The purchase price allocation relating to the Potrero Media acquisition was accounted for as follows (in thousands):

Acquired assets:
Cash and cash equivalents	$1,490
Accounts receivable	1,133
Other assets	145
Intangible assets, net	7,180
Goodwill	2,689
12,637

Assumed liabilities:
Accounts payable and other liabilities	(1,398)
Total liabilities assumed	(1,398)
Total purchase price	$11,239

IPC allocated goodwill in accordance with ASC 350 “Assigning Goodwill to Reporting Units.” Goodwill has been assigned to reporting units that are expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. Goodwill was allocated to each reporting unit based upon expected synergies to be benefitted for each segment in 2011. Allocation of goodwill to IPC’s reporting units is as follows:

Potrero Media	$2,151
IPC	538
$2,689

3.           Acquisition & Divestiture (continued)

As a result of the Disposition, the Company’s goodwill was eliminated on the Disposition Date.

IPC incurred approximately $744,000 in acquisition-related expenses of which $35,000 represented legal expenses, $558,000 were related to investment banking charges and $151,000 in accounting and valuation expenses. These costs are included in the consolidated statement of operations in general and administrative operating expenses.

Pro forma Results of Operations

The unaudited pro forma results of operations provided below for fiscal 2011 and 2010 is presented as though the acquisition had occurred at the beginning of the period presented. The pro forma information presented below does not intend to indicate what the Company's results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends. The pro forma results below do not reflect the reclassification in the statements of operations for the years ended December 31, 2011 and 2010 due to the Company’s insurance and lead generation business being recorded in income from discontinued operations.

	Years ended December 31,
	2011	2010
Total revenues	$48,967	$53,106
Operating income (loss)	(3,719)	1,636
Net income	51,169	1,295
Basic earnings per share	8.78	0.26
Diluted earnings per share	8.78	0.26

For the year ended December 31, 2011, the pro forma results above include a gain on the sale of discontinued operations, net of tax, of $53.7 million. There was no such gain for the year ended December 31, 2010.

For the year ended December 31, 2010, IPC’s consolidated financial statements included $2.9 million in revenues and a net loss of $172,000 from the acquisition of Potrero Media.

Discontinued Operations

Insurance Lead Generation Business

In December 2011, we completed the sale of substantially all of the operating assets and liabilities of our insurance lead generation business to Bankrate for an aggregate cash purchase price of $63.8 million resulting in a gain of $53.7 million, net of tax. As a result of this sale, we will no longer conduct the lead generation business. Instead, we will focus on the new Patent Licensing Business.

The results of the insurance lead generation business are reported as a discontinued operation in our consolidated financial statements for all periods presented.

3.           Acquisition & Divestiture (continued)

Discontinued Operations

At December 31, 2010, the major components of the insurance lead generation business to be sold were as follows (in $000s):

Accounts receivable	$3,307

Prepaid expenses and other current assets	112

Property and equipment, net	134

Purchase and other intangible assets, net	6,966

Goodwill	2,689

Total assets	$13,208

Accounts payable	$3,569

Accrued expenses	56

Accrued contingent consideration	1,172

Deferred revenue	2,321

Total liabilities	$7,118

3.           Acquisition & Divestiture (continued)

Pro forma Results of Operations

The following table summarizes the financial information for the discontinued operations of the lead generation business for the years ended December 31, 2011 and 2010:

	2011	2010
Operating revenues	$48,967	$42,359

Operating expenses including depreciation an amortization	49,405	38,157

Income (loss) from operations	(438)	4,202

Other income (expense)	1,157	(26)

Income (loss) from discontinued operations	$719	$4,176

Gain on sale of discontinued operations, net of tax	$53,716	$-

4.           Share-Based Payments

In July 1997, IPC authorized the 1997 Stock Option Plan (the “Option Plan”) and the Senior Executive Option Plan (the “Executive Plan”). Under the Option Plan, the Board of Directors may issue incentive stock options to employees of IPC and its subsidiaries and may also issue nonqualified stock options to employees, officers, directors, independent contractors and consultants of IPC and its subsidiaries. Under the Executive Plan, the Board of Directors may issue nonqualified stock options to employees, officers and directors of IPC and its subsidiaries.

In May 2003, the Option Plan was amended, with stockholder approval, to provide that each director would receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office.

The Option Plan provided for an automatic annual increase in the share reserve, to be effective on the first day of each fiscal year, by a number of shares equal to 5% of the number of common shares outstanding as of the last day of the preceding fiscal year. With the expiration of the 1997 Stock Option Plan and Senior Executive Option Plan, in July 2007, IPC’s Board of Directors authorized and shareholders approved the 2008 Stock Option Plan in February 2008, and options to purchase 1,500,000 shares of common stock were authorized under this plan. These options have a contractual term ranging from two to five years.

Options granted under the above plans are priced at the common stock’s fair market value on the date of grant and generally vest ratably over the requisite service period. In 2010, performance-based options were also granted and to the extent performance conditions affect the vesting of an award, compensation cost is recognized only if the performance condition is satisfied. Compensation cost will not be recognized, and any previously recognized compensation cost will be reversed, if the performance condition is not satisfied. In 2011, no

4.           Share-Based Payments (continued)

performance-based options were granted.  Certain options granted to members of IPC’s Board of Directors vest immediately. In conjunction with the Disposition and in accordance with the terms underlying the Option Plan and the Executive Plan, all of the outstanding and unvested options vested. As a result of the acceleration of the option vesting due to the change of control, the Company recognized the remaining unrecognized stock-compensation expense in the amount of $413,000. For the years ended December 31, 2011 and 2010, all of the Company’s stock-based compensation expense was recognized in income from discontinued operations. The Company has reserved common shares for issuance in conjunction with the issuance of options underlying the Option Plan and the Executive Plan.

Options outstanding and currently exercisable by exercise price at December 31, 2011 are as follows:

	Options Outstanding		Options Currently Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Number Outstanding	Weighted Average Exercise Price
(in thousands, except contractual life and exercise price amounts)
$1.40-$2.79	278	2.97	278	$2.50
$2.85-$4.74	279	1.09	279	3.85
$4.75-$4.95	210	1.17	210	4.88
$5.00-$5.25	198	2.51	198	5.23
$5.35-$6.70	52	1.69	52	6.30
$7.00-$7.00	216	3.75	216	7.00
$7.22-$11.16	169	2.85	169	9.10
	1,402	2.32	1,402	$5.14

IPC had an Employee Stock Purchase Plan (the “Purchase Plan”) under which eligible employees could authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month purchase period. During 2011 and 2010 8,073 and 11,290 shares respectively, were distributed to employees at prices ranging from $2.22 per share to $6.46 per share. The weighted average fair values of the 2011 and 2010 awards were $6.36 and $3.33 per share, respectively.

As of the Disposition Date, the Purchase Plan is no longer active.

Share-based compensation expense resulting from stock options and the Purchase Plan for the years ended December 31, 2011 and 2010 were included in income from discontinued operations in the amount of $1,565,000 and $928,000, respectively.

4.           Share-Based Payments (continued)

The fair value of share-based awards granted pursuant to IPC’s stock option plans was estimated using the BSM option-pricing model with the following weighted average assumptions for the years ended December 31, 2011 and 2010:

	Year Ended December 31
	2011	2010

Expected term (in years)	3.00	3.05
Expected volatility	0.78	0.78
Risk-free interest rate	0.99%	1.3%
Expected dividend	—	—
Weighted-average fair value at grant date	$4.09	$3.02

The BSM option-pricing model is also used to determine the fair value of the shares issued for the Purchase Plan for the years ended December 31, 2011 and 2010. In connection with the Purchase Plan, for 2011 and 2010, assumptions used for expected term (in years), volatility and risk-free interest rate were approximately 0.50, 0.44 and 0.2% for the year ended December 31, 2011 and 0.50, 0.68 and 0.2% for the year ended December 31, 2010.

Activity under all of IPC’s stock option plans is as follows:

(in thousands, except exercise price amounts)	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Balances, December 31, 2010	357	2,616	$4.42
Additional shares reserved	110	—	—
Granted	(65)	65	8.01
Exercised	—	(1,141)	3.49
Canceled/forfeited	138	(138)	6.53
Balances, December 31, 2011	540	1,402	$5.14

During the year ended December 31, 2011, the following summarizes IPC’s stock option plan activity:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested-January 1, 2011	607	$6.18
Granted	65	8.01
Vested	(546)	4.96
Forfeited	(126)	6.48
Nonvested-December 31, 2011	—	$—

The aggregate intrinsic values of options outstanding and exercisable at December 31, 2011 and 2010 were $4,405,000 and $8,812,000, respectively. Aggregate intrinsic value represents the total intrinsic value (the aggregate difference between the closing stock price of IPC’s common stock of $8.14 and $8.18 on December 31, 2011 and 2010, respectively and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on December 31, 2011 and 2010, respectively. The total intrinsic value of options exercised for the years ended December 31, 2011 and 2010 were $4,271,000 and $1,178,000, respectively. The weighted-average remaining contractual terms of options outstanding and exercisable at December 31, 2011 and 2010 were 2.32 and 2.90 years, respectively.

As of December 31, 2011, there was no unrecognized compensation cost for all stock options outstanding, as all options became fully vested on December 11, 2011, which was ten days prior to Disposition Date, in accordance to with the IPC Stock Option and Executive Plans.

Cash received from stock option exercises and purchases under the Purchase Plan for December 31, 2011 and 2010 were $4,024,000 and $1,008,000, respectively.

4.           Share-Based Payments (continued)

In April 2011, the Company's Chairman of the Board, Chief Executive Officer and Chief Financial Officer exercised 41,677 options at an exercise price of $6.12 per share. In a cashless exercise, 31,955 shares were tendered to the Company in satisfaction of the exercise price of the options, at a price of $7.98 per share, based on the closing price of the Company's common stock on the date of exercise. The 31,955 shares tendered have been accounted for by the Company as treasury stock in the accompanying consolidated balance sheet.

5.           Fair Value Measurements

The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	December 31,
	2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$310	$310	$—	$—
Short-term investments	1,225	1,225	—	—
Restricted short-term investments	—	—
Total assets at fair value	$1,535	$1,535	$—	$—

Substantially all of the Company’s cash equivalents and short-term investments represent certificates of deposit of $245,000 or more.

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	December 31,
	2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,850	$3,850	$—	$—
Short-term investments	1,137	1,137	—	—
Restricted short-term investments	580	580
Total assets at fair value	$5,567	$5,567	$—	$—
Liabilities:
Contingent consideration	$3,243	—	—	$3,243
Total liabilities at fair value	$3,243	—	—	$3,243

Cash equivalents, short-term investments and restricted cash equivalents and restricted short-term investments include certificates of deposit, money market funds and commercial paper from corporations whose credit ratings are P-1 by Moody’s or A-1 by Standard & Poor’s. The carrying value of these cash equivalents, short-term investments and restricted cash equivalents and short-term investments approximates fair value. For these securities, IPC uses quoted prices in active markets for identical assets to determine their fair value and are considered to be Level 1 instruments.

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

Contingent Consideration
Balance as of January 1, 2011	$3,243
Payments	(2,123)
Interest on contingent consideration	34
Gain on extinguishment of contingent consideration (see Note 3)	(1,154)
Balance as of December 31, 2011	$-

5.           Fair Value Measurements (continued)

Contingent Consideration
Balance as of January 1, 2010	—
Additions – Potrero Media acquisition	$3,218
Change in fair value	25
Balance as of December 31, 2010	$3,243

Management determined the fair value of contingent consideration based on a number of factors, including a third-party valuation, utilizing using either the cost or income approach in conjunction with discussions with management and certain forecasts prepared by IPC. The income approach was utilized for the valuation of customer relationships and non-compete agreements. The cost approach was utilized for the valuation of websites and technologies.  When the income approach was used, the rate utilized to discount net cash flows to their present values was approximately 30%. The discount rates were determined using a weighted-average cost of capital which incorporated the implied cost of equity and debt of IPC based on the forecasted cash flows after consideration of IPC’s rate of return on debt, capital, equity, the weighted average return on invested capital, and the internal rate of return specific to this transaction.

6.           Consolidated Financial Statement Details

Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2011	2010
Cash	$70,016	$2,884
Money market funds	310	522
Commercial paper	—	3,327
	$70,326	$6,733

 IPC accounts for its short-term investments under ASC 320, “Investments - Debt and Equity Securities”. Management determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. IPC has short-term investments of $1.2 million at December 31, 2011 and $1.1 million at December 31, 2010.

At December 31, 2011, the contractual maturities of IPC’s investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

Restricted cash equivalents and restricted short-term investments

As of December 31, 2011, there were no restricted short-term investments used as collateral, as the Company’s commercial credit agreement was terminated in 2011.

As of December 31, 2010, restricted short-term investments consisted of $580,000 in short-term investments used as collateral to obtain a commercial credit line. Pursuant to the commercial credit agreement the collateral value of the securities account should be no less than $550,000, based on investments held by IPC. As of December 31, 2010, restricted short-term investments used as collateral for the credit line was $580,000. The collateral value became unrestricted if IPC elected to cancel the commercial credit agreement with the issuing bank.

6.           Consolidated Financial Statement Details (continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2011	2010
Receivable due from Bankrate	$1,098	$—
Prepaid insurance	121	133
Prepaid rent	—	185
Other	155	131
	$1,374	$449

 Related party receivables

As of December 31, 2011 and 2010, related party receivables relates to promissory notes totaling $0 and $300,000 received from two non-officer employees and one former non-officer employee of IPC in exchange for cash and the related interest accrued on these notes.  These notes are unsecured loans with a per annum rate of 2.42%.  Principal and interest were paid in full in 2011 for all three promissory notes.  It is not practicable to estimate the fair value of these financial instruments due to the nature of these transactions and because of the significance of the cost to obtain independent appraisals for this purpose.

Intangible assets

At December 31, 2011, there were no intangible assets, as these assets were sold to Bankrate as part of the Disposition on December 21, 2011.  At December 31, 2010, the intangible assets were presented in assets of discontinued operations.

Amortization expense was $1,287,000 and $364,000 for the years ended December 31, 2011 and 2010, respectively. These amounts were included in income (loss) from discontinued operations.

6.           Consolidated Financial Statement Details (continued)

Property and equipment

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2011	2010
Computer and office equipment	$35	$19
Furniture and fixtures	365	—
Leasehold improvements	23	688
Software	14	—
	437	707
Less accumulated depreciation	(395)	(671)
	$42	$36

Depreciation expense was $100,000 and $110,000 for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, income from discontinued operations included $72,000 and $36,000 of depreciation expense, respectively. The remaining expense was in income from continuing operations.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010

Accrued employee compensation	$239	$323
Deferred rent	202	39
Other	100	9
	$541	$371

7.           Commitments and Contingencies

Leases

IPC has a non-cancelable 5-year full-service lease for approximately 16,000 square feet of office space in a building that houses IPC’s headquarters. The facility is located in Rancho Cordova, California.  IPC has two consecutive options to extend the term for five years, each at the then prevailing market rent. A portion of the premises currently is subleased to Bankrate, Inc. under a short term lease expiring in June 2012.

Related Party Lease

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a lease expiring in September 2014. The premises formerly housed Potrero Media’s headquarters and its principal administrative, product development, sales and marketing operations.  Mr. Richard A. Natsch, former President and Chief Operating Officer of IPC and Mrs. Heather K. Natsch, former SVP of IPC are co-owners of Mission Potrero Properties, LLC, which is the owner of the property. As of the Disposition Date, Mr. and Mrs. Natsch were no longer employed by IPC and were no longer considered to be related parties. For the years ended December 31, 2011 and 2010, the Company expensed $150,000 and $38,000, respectively, related to these leases.

7.           Commitments and Contingencies (continued)

Future minimum lease commitments as of December 31, 2011 are summarized as follows (in thousands):

Years ending December 31,	Future minimum lease commitments

2012	$339
2013	472
2014	444
2015	342
2016	350
Thereafter	58
$2,005

Rent expense for the years ended December 31, 2011 and 2010 was $694,000 and $1,011,000, respectively.

Sale Contingency

Pursuant to the terms of the Asset Purchase Agreement, Bankrate is required to pay us amounts it receives from customers for the insurance lead generation business we conducted prior to the Disposition Date.  The Company sold its accounts receivable to Bankrate in conjunction with the Disposition and certain accounts receivable balances have not been collected by Bankrate. As a result of these uncollected balances, the purchase price for the Disposition was adjusted.  In conjunction with the reduction of the purchase price associated with the uncollected accounts receivable, the Company reversed $81,000 from its revenues as of December 31, 2011, the amount of the uncollected balances. The Company believes it may collect some of the uncollected accounts receivable balances it sold to Bankrate but at the present time, it is unable to accurately estimate the probability and the amount to be collected. The amounts that Bankrate may be required to reimburse the Company for ranged from $0 to $81,000 as of December 31, 2011.

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of IPC, filed a complaint in the United States District Court for the Western District of Washington, against IPC and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of IPC constituted a “group” that owned in excess of 10% of IPC’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of IPC’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys’ fees, for transactions in violation of Section 16(b). IPC, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that IPC need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and IPC was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but plaintiffs  appealed this order to the Ninth Circuit Court of Appeal. On December 2, 2010, the Ninth Circuit determined that the plaintiff’s demand letters sent to 30 defendant issuers were inadequate and affirmed the district court's dismissal of plaintiff's claim as to those defendants. The Ninth Court remanded another 24 cases, including IPC’s case, with instructions that the District Court permit the underwriters and issuers to file motions challenging the adequacy of the demand letters in those cases. The Ninth Circuit made clear to the District Court that the Ninth Circuit expects the District Court to dismiss claims as to issuers, such as IPC, that received demand

7.           Commitments and Contingencies (continued)

letters similar to the letters that were found to be inadequate.  But the Ninth Circuit also reversed the District Court's decision that the statute of limitations had run on claims of certain issuers, including IPC, which may leave open the possibility that plaintiff could send new demand letters.  The underwriters and plaintiff are seeking review by the United States Supreme Court. If the lawsuit is reinstated on appeal, IPC intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on IPC’s financial condition, results of operations and cash flows.

8.           Income Taxes

For tax return purposes, IPC had net operating loss carry forwards at December 31, 2011 of approximately $132.5 million and $76.8 million for federal income tax and state income tax purposes, respectively. Federal and state net operating loss carry forwards began expiring in 2019 and 2012, respectively.

The components of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2011	2010
Net operating loss carry forwards	$46,780	$66,398
Tax credit carry forwards	1,007	639
Accruals and allowances	176	965
Other	481	1,107
Total deferred tax asset	48,444	69,109

Intangible assets related to acquisition	—	2,733
Total deferred tax liability	—	2,733

Less valuation allowance	(48,444)	(66,376)
Net deferred tax asset	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, IPC has recorded a valuation allowance against its deferred tax asset. The valuation allowance recorded for the year ended December 31, 2011 decreased by $17,932,000 and decreased by $4,131,000 in 2010.

The valuation allowance in both 2011 and 2010 includes $2.7 million related to excess tax benefits of stock option deductions prior to the adoption of ASC Topic 718. The benefits will increase additional paid-in capital when realized.

IPC recognized $524,000 and $287,000 in federal and state tax expenses respectively for the year ended December 31, 2011. IPC recognized no expense for, and did not receive a benefit from income taxes for the year ended December 31, 2010

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2011		2010
Federal tax (benefit) at statutory rate	35%		34%
Share based compensation	(0.5)%		(12	) %
Aquisition related expenses	-		33%
Sale of intangible assets	1.8%		—
Other	1.7%		2%
Adjustment due to change in valuation allowance	(36.4	) %	(57	) %
Provision for income taxes	1.6%		—%

8.           Income Taxes (continued)

Under the asset and liability method prescribed under ASC 740, “Income Taxes ,” IPC recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. For all periods presented, 2011, IPC had unrecognized tax benefits of approximately $0.3 million ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010
Balance at January 1	$300	$300
Increases (decrease) related to prior year tax positions	—	—
Increases related to current year tax positions	—	—
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—
Balance at December 31	$300	$300

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of income tax expense in the accompanying Statements of Operations. IPC, however, did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2011 and 2010.

 IPC files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. IPC is subject to U.S. federal and state examination for the calendar tax years ending 1996 through 2011.

9.           Employee Benefit Plan

IPC has a defined contribution plan offered to all eligible employees, which is qualified under section 401(k) of the Internal Revenue Code. IPC will match 50% of the first 4% of elective contributions made by each qualifying employee in 2011 and 2010 and an additional discretionary match up to an additional 50% of the first 4% of elective contributions, if certain adjusted EBITDA targets are met. Each participant is 100% vested in elective contributions and is incrementally vested as follows: 20% one year, 40% two years, 70% three years and 100% after four consecutive years of service in employer contributions. Employer contributions for the years ended December 31, 2011 and 2010 were $116,000 and $110,000.

10.          Related Party Transaction

IPC leases approximately 10,000 square feet of office space in San Francisco, California under a lease expiring in September 2014. The premises formerly housed Potrero Media’s headquarters and its principal administrative, product development, sales and marketing operations. Mr. Richard A. Natsch, IPC’s former President and Chief Operating Officer, and Mrs. Heather K. Natsch, former SVP of IPC, are co-owners of Mission Potrero Properties, LLC, which is the owner of the property. As of the Disposition Date, Mr. and Mrs. Natsch were no longer employed by IPC and were no longer considered to be related parties. For the years ended December 31, 2011 and 2010, the Company expensed $150,000 and $38,000, respectively, related to this lease.

11.          Subsequent Event

 On January 4, 2012, the Board of Directors declared a special distribution of $5 per share of Common Stock and set February 9, 2012 as the record date and March 10, 2012 as the payment date for the special cash distribution. There were 7,722,377 shares outstanding on the record date and he Company distributed a total of $38,612,000 to shareholders on the payment date.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures . Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b)
Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

1.        pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of IPC;

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation using criteria established in Internal Control – Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

(c)
Changes in internal control over financial reporting. There has been no change in IPC’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, IPC’s internal control over financial reporting.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this Form:

1.             Financial Statements:

2.             Financial Statement Schedules:

The following financial statement schedule of Internet Patents Corporation for the years ended December 31, 2011 and 2010 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Internet Patents Corporation.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2012.

INTERNET PATENTS CORPORATION

By:	/s/ HUSSEIN A. ENAN
Hussein A. Enan Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSSEIN A. ENAN	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	March 30, 2012
Hussein A. Enan

/s/ STEVEN J. YASUDA	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2012
Steven J. Yasuda

/s/ JAMES M. CORROON	Vice Chairman of the Board	March 30, 2012
James M. Corroon

/s/ DENNIS H. CHOOKASZIAN	Director	March 30, 2012
Dennis H. Chookaszian

/s/ ELISABETH H. DEMARSE	Director	March 30, 2012
Elisabeth H. DeMarse

/s/ THOMAS W. ORR	Director	March 30, 2012
Thomas W. Orr

/s/ ROBERT A. PUCCINELLI	Director	March 30, 2012
Robert A. Puccinelli

INTERNET PATENTS CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2011

Exhibit Number	Description of Document

2.1
Asset Purchase Agreement between the Company and Bankrate, Inc. dated as of October 10, 2011 (Incorporated by reference herein to exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 12, 2011).

3.1
Fifth Restated Certificate of Incorporation of the Company (Incorporated by reference herein to exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-78095), as amended, as filed with the SEC on July 22, 1999).

3.2
Certificate of Amendment of Restated Certificate of Incorporation of the Company (Incorporated by reference herein to exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 28, 2011).

3.3	Bylaws of the Company (Incorporated by reference herein to exhibit 3.2 to Company’s Registration Statement on Form S-1 (File No. 333-78095), as amended, as filed with the SEC on July 22, 1999).
3.4
Amendment to Article X of the Bylaws of the Company, adopted by the Board of Directors on February 2, 2011(Incorporated by reference herein to exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 7, 2011).

3.5
Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, dated November 23, 2011 (Incorporated by reference herein to exhibit 3.1 of the Company’s Registration Statement on Form 8-A as filed with the SEC on November 25, 2011).

4.1
Fourth Amended and Restated Investor Rights Agreement between the Company and certain Stockholders of the Company, dated as of January 24, 2001 (Incorporated by reference to exhibit 2.3 to Company’s Current Report on Form 8-K as filed with the SEC on February 8, 2001).

4.2
Rights Agreement, dated as of November 23, 2011, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (Incorporated by reference herein to exhibit 4.1 of the Company’s Form 8-A as filed with the SEC on November 25, 2011).

4.3
Section 382 Rights Agreement, dated as of November 23, 2011, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B) (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on November 25, 2011).

10.1*
Form of Indemnification Agreement between the Company and the Company’s directors and officers. (Incorporated by reference herein to exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-78095), as amended, as filed with the SEC on July 22, 1999).

10.2*	1997 Stock Option Plan (Incorporated by reference herein to exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-78095), as amended, as filed with the SEC on July 22, 1999).
10.3*
1999 Employee Stock Purchase Plan (Incorporated by reference herein to exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-78095), as amended, as filed with the SEC on July 22, 1999).

10.4*	2008 Stock Option Plan (Incorporated by reference herein to the Company’s Proxy Statement on Schedule 14A as filed with the SEC on February 15, 2008).
10.5*
Executive Retention and Severance Plan Amended and Restated as of December 22, 2008 (Incorporated by reference herein to exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on March 31, 2009).

10.6
Stock Purchase Agreement by and between the Company, Potrero Media Corporation, and Richard A. Natsch and Heather Natsch dated August 31, 2010 (Incorporated by reference herein to exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 7, 2010).

10.7
Amendment No. 2 to the Stock Purchase Agreement by and between the Company, Potrero Media Corporation, and Richard A. Natsch and Heather Natsch dated September 29, 2010 (Incorporated by reference herein to exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 5, 2010).

10.8
Amendment No. 3 to the Stock Purchase Agreement by and between the Company, Potrero Media Corporation, and Richard A. Natsch and Heather Natsch dated May 2, 2011 (Incorporated by reference herein to exhibit 10.25 to the Company’s Current Report on Form 8-K as filed with the SEC on May 2, 2011).

10.9
Office Lease by and between MSCP Capital Center Investors, LLC, as Landlord, and the Company, as Tenant, dated December 10, 2010 (Incorporated by reference herein to exhibit 99.1 to the Company’s Current report on Form 8-K as filed with the SEC on December 28, 2010).

10.10
First Lease Amendment by and between MSCP Capital Center Investors, LLC, as Landlord, and the Company, as Tenant, dated December 22, 2011 (Incorporated by reference herein to exhibit 10.26 to the Company’s Current report on Form 8-K as filed with the SEC on December 28, 2011).

14.1
Internet Patents Corporation Code of Business Conduct and Ethics (Incorporated by reference herein to exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the SEC on March 29, 2004.

21.1	Subsidiaries of Company. 

23.1	Consent of Independent Registered Public Accounting Firm. 

31.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. 

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. 

101	Extensible Business Reporting Language (XBRL)**

	Included in this filing.
*	Constitutes a management contract or a compensatory plan or arrangement.
**
XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections..

INTERNET PATENTS CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2011 and 2010

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2011:
Allowance for doubtful accounts	$6,475	$—	$—	$(6,475)	$—
Year ended December 31, 2010:
Allowance for doubtful accounts	$—	$—	$6,475	$—	$6,475