Form 10-Q
period 2012-03-31
Internet Patents Corp
filed 2012-05-11
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-26083

INTERNET PATENTS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-3220749
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10850 Gold Center Drive, Suite 250B Rancho Cordova, CA 95670
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
Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on April 30, 2012 were 7,751,952 shares.

FORM 10-Q
INTERNET PATENTS CORPORATION CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$32,321	$70,326
Short-term investments	1,225	1,225
Restricted short-term investments	1,000	-
Prepaid expenses and other current assets	1,413	1,374
Total current assets	35,959	72,925
Property and equipment, net	44	42
Other assets	27	1,027
Total assets	$36,030	$73,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$482	$3,385
Accrued expenses and other current liabilities	347	541
Income tax payable	-	644
Total current liabilities	829	4,570

Income tax liability	101	101
Total liabilities	930	4,671

Commitments and contingencies

Stockholders’ equity:
Common stock	11	10
Paid-in capital	221,726	216,401
Treasury stock	(6,788)	(6,589)
Accumulated deficit	(179,848)	(140,499)
Accumulated other comprehensive loss	(1)	-
Total stockholders’ equity	35,100	69,323
Total liabilities and stockholders’ equity	$36,030	$73,994

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Total revenues	-	-

Operating expenses:
Sales and marketing	-	-
Technology	-	24
General and administrative	837	888
Total operating expenses	837	912
Loss from operations	(837)	(912)
Other income	100	5
Loss from continuing operations	(737)	(907)
Discontinued operations, net of tax
Income from discontinued operations	-	1,205
Total discontinued operations	-	1,205

Net income (loss)	$(737)	$298

Net income (loss) per share:
Basic and diluted
Loss from continuing operations	$(0.10)	$(0.16)
Discontinued operations, net of tax	$-	$0.22
Net income (loss) per basic common share	$(0.10)	$0.06

Shares used in computing income (loss) per share:
Basic and diluted	7,379	5,523

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(737)	$298
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1)	-
Other comprehensive loss before tax	(1)	-
Income tax benefit (expense) related to comprehensive income	-	-
Other comprehensive loss, net of tax	(1)	-
Comprehensive income (loss)	$(738)	$298

See accompanying notes.

INTERNET PATENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(737)	$298
Less income from discontinued operations, net of tax	-	(1,205)
Loss from continuing operations	(737)	(907)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4	13
Interest income on short-term investments	-	(2)
Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	(39)	294
Other assets	1,000	-
Accounts payable	(2,903)	97
Accrued expenses and other current liabilities	(194)	25
Income taxes payable	(644)	-
Other liabilities	-	80
Net cash used in continuing operations	(3,513)	(400)
Net cash provided by discontinued operations	-	779
Net cash provided by (used in) operating activities	(3,513)	379

Cash flows from investing activities:
Purchases of short-term investments	(736)	(490)
Redemption of short-term investments	735	1,470
Purchases of restricted short-term investments	(1,000)	-
Purchases of property and equipment	(6)	-
Change in interest receivable	-	2
Net cash provided by (used in) continuing operations	(1,007)	982
Net cash used in discontinued operations	-	(38)
Net cash provided by (used in) investing activities	(1,007)	944

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans	5,127	367
Distribution paid	(38,612)	-
Net cash provided by (used in) continuing operations	(33,485)	367
Net cash provided by (used in) discontinued operations	-	-
Net cash provided by (used in) financing activities	(33,485)	367
Net increase (decrease) in cash and cash equivalents	(38,005)	1,690
Cash and cash equivalents, beginning of period	70,326	6,733
Cash and cash equivalents, end of period	$32,321	$8,423

See accompanying notes.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business of Internet Patents Corporation

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

From its inception through December 21, 2011, IPC operated an online insurance marketplace that electronically matched consumers and providers of automobile, property, health, term life, and small business insurance. IPC discontinued this business in connection with the sale of substantially all of its assets (the “Disposition”) to Bankrate, Inc. (“Bankrate”) in a transaction that closed on December 21, 2011 (“Disposition Date”). Accordingly, the financial results of IPC have been reported as discontinued operations for all periods presented in accordance with Accounting Standards Codification ("ASC") Topic 205, "Presentation of Financial Statements." The notes to condensed consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

On the Disposition Date and in connection with the Disposition, the Company changed its name from InsWeb Corporation (“InsWeb”) to Internet Patents Corporation (“IPC”).

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

2. Basis of Presentation

The consolidated financial statements include the accounts of IPC and its wholly-owned subsidiary, Goldrush Insurance Services, Inc. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly IPC’s financial position as of March 31, 2012 and the results of operations for the three months ended March 31, 2012 and 2011 and of cash flows for the three months ended March 31, 2012 and 2011. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in IPC’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The Company believes the disclosures in its notes to the condensed consolidated financial statements are adequate to make the information presented not misleading. IPC has evaluated subsequent events through the time of filing these financial statements. Based upon the evaluation, there was no material impact on the accompanying condensed consolidated financial statements.

INTERNET PATENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,
	2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$311	$311	$—	$—
Short-term investments	1,225	1,225	—	—
Restricted short-term investments	1,000	1,000
Total assets at fair value	$2,536	$2,536	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	December 31,
	2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$310	$310	$—	$—
Short-term investments	1,225	1,225	—	—
Total assets at fair value	$1,535	$1,535	$—	$—

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

4. Restricted Short-Term Investments

As of March 31, 2012 and December 31, 2011, restricted short-term investments consisted of $1.0 million and $0 respectively in short-term investments. The $1.0 million is used as collateral for a letter of credit of the same amount which secures the Company’s obligations under the office space lease for IPC’s corporate headquarters.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011

Accrued employee compensation	$—	$239
Deferred rent	247	202
Other	100	100
	$347	$541

INTERNET PATENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Disposition

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

The results of the insurance lead generation business are reported as discontinued operations in our consolidated financial statements for all periods presented.

Pro forma Results of Operations

The following table summarizes the financial information for the discontinued operations of the lead generation business for the three months ended March 31, 2012 and 2011:

	2012	2011
Operating revenues	$-	$13,861

Operating expenses including depreciation and amortization	-	12,630

Income from operations	-	1,231

Other income (expense), net	-	(26)

Income from discontinued operations, net of tax	$-	$1,205

7. Net Income (loss) Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income (loss) per share of common stock:

	Three months ended March 31,
(In thousands, except per share amounts)	2012	2011

Numerator for basic and diluted net income per share:
Net income (loss) available to common stockholders	$(737)	$298

Denominator for net income (loss) per share:
Basic and diluted —weighted average shares of common stock outstanding	7,379	5,523

Net income (loss)per share:
Basic and diluted	$(0.10)	$0.06

Potentially dilutive securities are not included in the diluted net loss calculation, because the Company had a net loss for the three months ended March 31, 2012 and a net loss from continuing operations for the three months ended March 31, 2011.

INTERNET PATENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Net Income (loss) Per Share (continued)

For the three months ended March 31, 2012, 13,529 shares issuable upon the assumed exercise of stock options are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

For the three months ended March 31, 2011, 1,087,750 shares issuable upon the assumed exercise of stock options are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

8. Commitments and Contingencies

Leases

IPC has a non-cancelable lease through February 14, 2017 for approximately, 16,000 square feet of office space in the Sacramento area which houses its corporate headquarters.  IPC has two, consecutive options to extend the term for five years each at the prevailing market rent. A portion of the premises is currently subleased to Bankrate, Inc through December 21, 2012.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a non-cancelable lease expiring in October 2014.  A portion of the premises is sublet to an unrelated party for the remainder of IPC’s lease term. The Company disposed of the operations of Potrero Media in conjunction with the Disposition.

Section 16(b) Lawsuit

On October 12, 2007, Vanessa Simmonds, a purported stockholder of IPC, filed a complaint in the United States District Court for the Western District of Washington, against IPC and two investment banking firms that served as underwriters for the initial public offering of our common stock in July 1999. The complaint alleges that:  (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal stockholders of IPC constituted a “group” that owned in excess of 10% of IPC’s outstanding common stock between July 23, 1999 and July 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of IPC’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys’ fees, for transactions in violation of Section 16(b). IPC, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. On February 11, 2008, the court approved a stipulated order that IPC need not answer or otherwise respond to the complaint. On February 28, 2008, the plaintiff filed an amended complaint, and IPC was again excused from filing an answer. On March 12, 2009 the court issued an order dismissing the lawsuit with prejudice, but plaintiffs  appealed this order to the Ninth Circuit Court of Appeal. On December 2, 2010, the Ninth Circuit determined that the plaintiff’s demand letters sent to 30 defendant issuers were inadequate and affirmed the district court's dismissal of plaintiff's claim as to those defendants. The Ninth Court remanded another 24 cases, including IPC’s case, with instructions that the District Court permit the underwriters and issuers to file motions challenging the adequacy of the demand letters in those cases. The Ninth Circuit made clear to the District Court that the Ninth Circuit expects the District Court to dismiss claims as to issuers, such as IPC, that received demand letters similar to the letters that were found to be inadequate.  But the Ninth Circuit also reversed the District Court's decision that the statute of limitations had run on claims of certain issuers, including IPC, which may leave open the possibility that plaintiff could send new demand letters.  The underwriters petitioned the US Supreme Court to review the Ninth Circuit’s decision as to the statute of limitations. On March 26, 2012, the U.S. Supreme Court held that the statute of limitations for Section 16(b) actions is triggered from the date the alleged profit is realized and not when a Section 16(a) statement is filed. However, the Court remanded the case to the Ninth Circuit for a determination whether the rules of equitable tolling applied to the facts of these cases, including IPC’s case. If the lawsuit is reinstated , IPC intends to defend the lawsuit vigorously. The litigation and settlement process is inherently uncertain and management cannot predict the outcome, though, if unfavorable, it could have a material adverse effect on IPC’s financial condition, results of operations and cash flows.

INTERNET PATENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Options and Equity

In January 2012, one of the Company's Board members exercised 42,416 options at exercise prices between $4.74 and $5.25 per share. In a cashless exercise, 25,000 shares were tendered to the Company in satisfaction of the exercise price of the options, at a price of $7.95 per share, based on the closing price of the Company's common stock on the date of exercise. The 25,000 shares tendered have been accounted for by the Company as treasury stock in the accompanying consolidated balance sheets.

As of March 31, 2012, there was no unrecognized compensation cost for all stock options outstanding, as all options became fully vested on December 11, 2011, which was ten days prior to Disposition Date, in accordance to with the IPC Stock Option and Executive Plans. During the three months ended March 31, 2012 and 2011 there were common share issuances of 1,169,985 and 126,798 respectively, associated with the exercise of stock options.

10. Litigation Settlement

In February 2012, a one-time payment of $99,000 was received by IPC following the settlement of commercial litigation with a former employee.  The litigation settlement was recorded as other income.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to IPC’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and IPC cautions you that any forward-looking information provided by, or on behalf of, IPC is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond IPC’s control, including, but not limited to, the unpredictable nature of patent licensing and patent litigation; potential changes in the laws and regulations relating to patents and patent litigation; the risk that we are not currently engaged in the patent licensing business, and our patent portfolio has never generated revenues; future changes we may make in our patent licensing strategy; changes in the taxation of income due to the disallowance or expiration of the Company’s net operating losses ; and litigation in which IPC is a party. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in IPC’s Annual Report on Form 10-K for the year ended December 31, 2011 and other documents filed with the Securities and Exchange Commission, could cause IPC’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to IPC on the date hereof, and IPC assumes no obligation to update such statements.

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

The sale of assets to Bankrate, Inc. resulted in aggregate cash proceeds of $63.8 million to IPC. IPC did not retain an interest in the insurance lead generation business and will not receive future compensation relating to the insurance lead generation business or the assets sold. IPC is not required to indemnify Bankrate for any matter relating to the asset sale, other than indemnification for tax liabilities that pertain to periods prior to the asset sale. However, pursuant to the terms of the Asset Purchase Agreement, Bankrate is required to pay us amounts it receives from customers for the insurance lead generation business we conducted prior to the Disposition Date. The amount that IPC expects to receive from Bankrate in 2012 for these accounts receivable is approximately $14,000.

Results of Operations

Reclassifications

Certain amounts in our 2011 consolidated financial statements have been reclassified to conform to the presentation of our 2012 consolidated financial statements, relating to the effects of reclassifications of our insurance and lead generation business as discontinued operations.  As a result of the Disposition, all of the Company’s revenues and certain significant costs related to the Company’s insurance lead generation business are accumulated into discontinued operations.

Operating Expenses

	Three months ended March 31,		Percentage change from
(in thousands, except percentages)	2012	2011	prior period

Operating expenses:
Technology	$-	$24
General and administrative	837	888
Total operating expenses	$837	$912	(8)%

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits. Technology  expensese decreased to $0 for the three months ended March 31, 2012 from $24,000 for the comparable period in 2011, as full-time technology personnel is no longer necessary for IPC.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $837,000 for the three months ended March 31, 2012 from $888,000 for the comparable period in 2011. The decrease was primarily due to a reduction in our rent and facilities expense following the relocation of the Company in April 2011.  General and administrative expenses are expected to decrease slightly for the remainder of 2012 due to the reduction in headcount.

Other Income. Other income was $100,000 for the three months ended March 31, 2012 as compared to $5,000 in the comparable period in 2011.  Substantially all of the Other Income for the current period consists of a one-time payment received by IPC following the settlement of commercial litigation, and a small amount consists of interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments. IPC expects that returns received from its investment portfolio in the near future will be negligible given current economic conditions in the United States.

Income Taxes. Internet Patents Corporation recognized no expense for, and did not receive a benefit from income taxes for the three months ended March 31, 2012 and 2011.

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

Contingencies. As discussed in Part I, Item 1, “Financial Statements — Note 8 — Commitments and Contingencies.”Notes to Consolidated Financial Statements of this report, IPC is a defendant in: a securities lawsuit alleging certain officers and directors and significant shareholders violated the short swing trading prohibition of Section 16(b) of the Securities Exchange Act. IPC cannot accurately predict the ultimate outcome of these matters at this time and therefore, cannot estimate the range of probable loss, if any, due to the inherent uncertainties of litigation. IPC believes it has meritorious defenses; however IPC cannot assure that it will prevail in any of these actions. An unfavorable outcome could have a material adverse effect on IPC’s financial condition, results of operations and cash flows.

Income Taxes.
Under the asset and liability method prescribed under ASC 740, “Income Taxes”, IPC recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At March 31, 2012 and March 31, 2011, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, IPC had net operating loss carry forwards at March 31, 2012 of approximately $138.9 million and $83.5 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $6.7 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2012.

The carrying value of our deferred tax assets, which was approximately $50.6 million at March 31, 2012, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Cash provided by (used in) operating activities
Continuing operations	$(3,513)	$(400)
Discontinued operations	-	779
Cash provided by (used in) investing activities
Continuing operations	(1,007)	982
Discontinued operations	-	(38)
Cash provided by (used in) financing activities
Continuing operations	(33,485)	367
Discontinued operations	-	-

At March 31, 2012, IPC’s principal source of liquidity was $32.3 million in cash and cash equivalents and $1.2 million in short-term investments. IPC adheres to an investment policy with minimal market or settlement risk with its current holdings. There are no restrictions or limitations regarding access to the $32.3 million in cash and cash equivalents and $1.2 million in short-term investments. Since inception, IPC has financed its operations primarily through the sale of preferred and common stock.

For the three months ended March 31, 2012, net cash used in operating activities was $3.5 million, primarily consisting of our net loss adjusted for depreciation and amortization of property, equipment of $0.7 million and cash used of $3.7 million primarily due to payment of accounts payable, income taxes, and accrued expenses and liabilities. This was partially offset by  cash provided by deposits and other assets of $1.0 million.

For the three months ended March 31, 2011, net cash provided by operating activities was $0.4 million, consisting of cash used in operations of $0.4 million and cash flows from discontinued operations of $0.8 million.

For the three months ended March 31, 2012, net cash used in investing activities was $1.0 million representing $0.7 million relating to the purchases of short term investments and $1.0 million in purchases of restricted short term investments, offset by the redemptions of short term investments of $0.7 million.

For the comparable three months ended March 31, 2011, net cash provided by investing activities was $0.9 million relating to redemption of short term investments of $1.5 million, offset by purchases of short term investments of $0.5 million and net cash used in discontinued operations of $38,000.

For the three months ended March 31, 2012, net cash used in financing activities was $33.5 million, consisting of an aggregate $38.6 million cash distribution paid to shareholders on March 9, 2012, offset by proceeds from employee stock plans of $5.1 million. For the three months ended March 31, 2011, net cash provided by financing activities was $0.4 million due to proceeds from employee stock plans.

IPC has a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in the Sacramento area which houses its corporate headquarters.  IPC has two, consecutive options to extend the term for five years each at the prevailing market rent. A portion of the premises is currently subleased to Bankrate, Inc. through December 21, 2012.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a non-cancelable lease expiring in October 2014.  A portion of the premises is sublet to an unrelated party for the remainder of IPC’s lease term. The Company disposed of the operations of Potrero Media in conjunction with the Disposition.

Future minimum lease commitments as of March 31, 2012 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2012	229
2013	447
2014	425
2015	341
2016	350
Thereafter	58
$1,850

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

(b)
There has been no change in our internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.         EXHIBITS

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2012	INTERNET PATENTS CORPORATION CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Accounting Officer