Form 10-Q
period 2012-06-30
Internet Patents Corp
filed 2012-08-08
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2012), as reported on the Nasdaq Capital Market, was approximately $16,478,000. Registrant is a smaller reporting company as defined in Regulation S-K. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 27, 2012 were 7,751,952 shares.

FORM 10-Q
INTERNET PATENTS CORPORATION

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$33,102	$70,326
Short-term investments	491	1,225
Restricted short-term investments	1,000	-
Prepaid expenses and other current assets	300	1,374
Total current assets	34,893	72,925
Property and equipment, net	44	42
Other assets	27	1,027
Total assets	$34,964	$73,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$426	$3,385
Accrued expenses and other current liabilities	247	541
Income tax payable	-	644
Total current liabilities	673	4,570

Income tax liability	101	101
Total liabilities	774	4,671

Commitments and contingencies

Stockholders’ equity:
Common stock	11	10
Paid-in capital	221,726	216,401
Treasury stock	(6,788)	(6,589)
Accumulated deficit	(180,759)	(140,499)
Total stockholders’ equity	34,190	69,323
Total liabilities and stockholders’ equity	$34,964	$73,994

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Total revenues	$-	$-	$-	$-

Operating expenses:
Sales and marketing	-	-	-	-
Technology	-	24	-	48
General and administrative	979	826	1,816	1,714
Total operating expenses	979	850	1,816	1,762
Loss from operations	(979)	(850)	(1,816)	(1,762)
Other income	68	5	168	10
Loss from continuing operations	(911)	(845)	(1,648)	(1,752)
Discontinued operations, net of tax
Income from discontinued operations	-	1,824	-	3,029
Total discontinued operations	-	1,824	-	3,029

Net income (loss)	$(911)	$979	$(1,648)	$1,277

Net income (loss) per share:
Basic and diluted
Loss from continuing operations	$(0.12)	$(0.15)	$(0.22)	$(0.31)
Discontinued operations, net of tax	$-	$0.32	$-	$0.54
Net income (loss) per basic common share	$(0.12)	$0.17	$(0.22)	$0.23

Shares used in computing per share amounts
Basic and diluted	7,752	5,687	7,566	5,605

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(911)	$979	$(1,648)	$1,277
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	1	-	-	-
Other comprehensive gain before tax	1	-	-	-
Income tax benefit (expense) related to comprehensive income	-	-	-	-
Other comprehensive income, net of tax	1	-	-	-
Comprehensive income (loss)	$(910)	$979	$(1,648)	$1,277

See accompanying notes.

INTERNET PATENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,648)	$1,277
Less income from discontinued operations, net of tax	-	(3,029)
Loss from continuing operations	(1,648)	(1,752)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8	20
Interest income on short-term investments	3	(4)
Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,074	133
Other assets	1,000	3
Accounts payable	(2,959)	467
Accrued expenses and other current liabilities	(200)	(9)
Income taxes payable	(644)	-
Other liabilities	(94)	80
Net cash used in continuing operations	(3,460)	(1,062)
Net cash provided by discontinued operations	-	265
Net cash used in operating activities	(3,460)	(797)

Cash flows from investing activities:
Purchases of short-term investments	(735)	(1,715)
Redemption of short-term investments	1,467	1,715
Purchases of restricted short-term investments	(1,000)	580
Purchases of property and equipment	(10)	(23)
Change in interest receivable	(1)	1
Net cash provided by (used in) continuing operations	(279)	558
Net cash used in discontinued operations	-	(2,147)
Net cash used in investing activities	(279)	(1,589)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans, net of repurchases	5,127	644
Distribution paid	(38,612)	-
Net cash provided by (used in) continuing operations	(33,485)	644
Net cash provided by (used in) discontinued operations	-	-
Net cash provided by (used in) financing activities	(33,485)	644

Net decrease in cash and cash equivalents	(37,224)	(1,742)
Cash and cash equivalents, beginning of period	70,326	6,733
Cash and cash equivalents, end of period	$33,102	$4,991

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

From its inception through December 21, 2011, IPC operated an online insurance marketplace that electronically matched consumers and providers of automobile, property, health, term life, and small business insurance. IPC discontinued this business in connection with the sale of substantially all of its assets (the “Disposition”) to Bankrate, Inc. (“Bankrate”) in a transaction that closed on December 21, 2011 (“Disposition Date”). Accordingly, the financial results of IPC have been reported as discontinued operations for all periods prior to the Disposition Date in accordance with Accounting Standards Codification ("ASC") Topic 205, "Presentation of Financial Statements." The notes to condensed consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

On the Disposition Date and in connection with the Disposition, the Company changed its name from InsWeb Corporation (“InsWeb”) to Internet Patents Corporation (“IPC”).

Since the Disposition Date, IPC’s business consists solely of plans to license or otherwise enforce its portfolio of e-commerce patents (“Patent Licensing Business”). Under U.S. law, a patent owner is entitled to exclude others from making, selling or using the patented invention for the life of the patent, generally twenty years. The patent holder may grant one or more licenses to the patented invention, typically allowing the licensee to use the patented invention in return for a royalty paid to the patent owner. A patent owner also may sue and recover damages for past, unlicensed use of the technology. Although we intend to attempt to negotiate a reasonable royalty for future use of the patented technologies, we expect that litigation will be required in most instances because the defendant contests either the validity of our patent or denies infringement. None of the Company's patents have generated revenues in the past or been subject to a final adjudication of its validity.

2. Basis of Presentation

The consolidated financial statements include the accounts of IPC and its wholly-owned subsidiary, Goldrush Insurance Services, Inc. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly IPC’s financial position as of June 30, 2012 and the results of operations for the three and six months ended June 30, 2012 and 2011 and of cash flows for the six months ended June 30, 2012 and 2011. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any future period.

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

INTERNET PATENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,047	$1,047	$—	$—
Short-term investments	491	491	—	—
Restricted short-term investments	1,000	1,000
Total assets at fair value	$2,538	$2,538	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$310	$310	$—	$—
Short-term investments	1,225	1,225	—	—
Total assets at fair value	$1,535	$1,535	$—	$—

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

4. Restricted Short-Term Investments

As of June 30, 2012 and December 31, 2011, restricted short-term investments consisted of $1.0 million and $0 respectively. The $1.0 million is used as collateral for a letter of credit of the same amount which secures the Company’s obligations under the office space lease for IPC’s corporate headquarters.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011

Accrued employee compensation	$—	$239
Deferred rent	240	202
Other	7	100
	$247	$541

INTERNET PATENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Disposition

In December 2011, we completed the sale of substantially all of the operating assets and liabilities of our insurance lead generation business to Bankrate for an aggregate cash purchase price of $63.8 million resulting in a gain of $53.7 million, net of tax. During the quarter ended June 30, 2012, IPC received a supplemental payment from Bankrate of $67,000 related to the collection of outstanding accounts receivable at the Disposition Date. The $67,000 was reported as Other Income for the three months ended, June 30, 2012.  As a result of this sale, we no longer conduct the lead generation business. Instead, IPC now operates a Patent Licensing Business.

The results of the insurance lead generation business are reported as discontinued operations in our consolidated financial statements for all periods presented.

Pro forma Results of Operations

The following tables summarize the financial information for the discontinued operations of the lead generation business for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012	2011
Operating revenues	$-	$12,432

Operating expenses including depreciation and amortization	-	11,803

Income from operations	-	629

Other income (expense), net	-	1,195

Income from discontinued operations, net of tax	$-	$1,824

	Six months ended June 30,
	2012	2011
Operating revenues	$-	$26,293

Operating expenses including depreciation and amortization	-	24,433

Income from operations	-	1,860

Other income (expense), net	-	1,169

Income from discontinued operations, net of tax	$-	$3,029

INTERNET PATENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Net Income (loss) Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income (loss) per share of common stock:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common stockholders	$(911)	$979	$(1,648)	$1,277

Denominator for net income (loss) per share:
Basic and diluted —weighted average shares of common stock outstanding	7,752	5,687	7,566	5,605

Net income (loss) per share:
Basic and diluted	$(0.12)	$0.17	$(0.22)	$0.23

Potentially dilutive securities are not included in the diluted net loss calculation, because the Company had a net loss for the three and six months ended June 30, 2012 and a net loss from continuing operations for the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2012, 855 and 5,588 shares issuable upon the assumed exercise of stock options are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

For the three and six months ended June 30, 2011, 908,536 and 954,511 shares issuable upon the assumed exercise of stock options are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

As a result of its acquisition of Potrero Media in October 2010, IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a non-cancelable lease expiring in October 2014.  A portion of the premises is sublet to an unrelated party for the remainder of IPC’s lease term. The Company disposed of the operations of Potrero Media in conjunction with the Disposition.

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

As of June 30, 2012, there was no unrecognized compensation cost for all stock options outstanding, as all options became fully vested on December 11, 2011, which was ten days prior to Disposition Date, in accordance with the IPC Stock Option and Executive Plans. During the three and six months ended June 30, 2012 there were common share issuances of 0 and 1,169,985, respectively associated with the exercise of stock options, compared to 145,177 and 271,975 for the comparable periods of 2011.

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

Since the Disposition Date, IPC’s business consists solely of licensing or otherwise enforcing its portfolio of e-commerce patents (“Patent Licensing Business”). Under U.S. law, a patent owner is entitled to exclude others from making, selling or using the patented invention for the life of the patent, generally twenty years. The patent holder may grant one or more licenses to the patented invention, typically allowing the licensee to use the patented invention in return for a royalty paid to the patent owner. A patent owner also may sue and recover damages for past, unlicensed use of the technology. Although we intend to attempt to negotiate a reasonable royalty for future use of the patented technologies, we expect that litigation will be required in most instances because the defendant contests either the validity of our patent or denies infringement. None of the Company's patents have generated revenues in the past or been subject to a final adjudication of its validity.

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

Operating Expenses

	Three months ended June 30,		Percentage change from
(in thousands, except percentages)	2012	2011	prior period

Operating expenses:
Technology	$-	$24
General and administrative	979	826
Total operating expenses	$979	$850	15%

	Six months ended June 30,		Percentage change from
(in thousands, except percentages)	2012	2011	prior period

Operating expenses:
Technology	$-	$48
General and administrative	1,816	1,714
Total operating expenses	$1,816	$1,762	3%

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits. Technology expenses decreased to $0 for the three and six months ended June 30, 2012 from $24,000 and $48,000 for the comparable periods in 2011, as full-time technology personnel are no longer necessary for IPC’s business operations.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $979,000 and $1.8 million for the three and six months ended June 30, 2012 from $826,000 and $1.7 million for the comparable periods in 2011. The increase was primarily due to a retention bonus of $274,000 awarded to Mr. Steven J. Yasuda, Chief Financial Officer and Chief Accounting Officer at June 30, 2012. This was offset by a reduction in our rent and facilities expenses following the relocation of the Company in April 2011.  General and administrative expenses are expected to decrease for the remainder of 2012.

Other Income. Other income was $68,000 and $168,000, for the three and six months ended June 30, 2012 as compared to $5,000 and $10,000 for the comparable periods in 2011.  During the quarter ended June 30, 2012, IPC received a supplemental payment from Bankrate of $67,000 related to the collection of outstanding accounts receivable at the Disposition Date.  No further supplemental payments are expected. For the six months ended, June 30, 2012, other income also included a one-time payment of $99,000 received by IPC following the settlement of commercial litigation, and a nominal amount consists of interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments. IPC expects that Other Income will consist entirely of returns received from its investment portfolio in the near future, which will be negligible given current economic conditions in the United States.

Income Taxes. Internet Patents Corporation recognized no expense for, and did not receive a benefit from income taxes for the three and six months ended June 30, 2012 and 2011.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At June 30, 2012 and June 30, 2011, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, IPC had net operating loss carry forwards at June 30, 2012 of approximately $139.2 million and $83.8 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $6.7 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2012.

The carrying value of our deferred tax assets, which was approximately $50.6 million at June 30, 2012, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Six months ended June 30,
	2012	2011
Cash provided by (used in) operating activities
Continuing operations	$(3,460)	$(1,062)
Discontinued operations	-	265
Cash provided by (used in) investing activities
Continuing operations	(279)	558
Discontinued operations	-	(2,147)
Cash provided by (used in) financing activities
Continuing operations	(33,485)	644
Discontinued operations	-	-

At June 30, 2012, IPC’s principal source of liquidity was $33.1 million in cash and cash equivalents and $0.5 million in short-term investments. IPC adheres to an investment policy with minimal market or settlement risk with its current holdings. There are no restrictions or limitations regarding access to the $33.1 million in cash and cash equivalents and $0.5 million in short-term investments. Since inception, IPC has financed its operations primarily through the sale of preferred and common stock.

For the six months ended June 30, 2012, net cash used in operating activities was $3.5 million, primarily consisting of our net loss adjusted for depreciation and amortization of property and equipment of $1.6 million and cash used of $3.9 million, primarily due to payment of accounts payable, income taxes, and accrued expenses and liabilities. This was partially offset by decrease in prepaid expenses and other current assets of $1.1 million and other assets of $1.0 million.

For the six months ended June 30, 2011, net cash used in operating activities was $0.8 million, consisting of cash used in operations of $1.1 million and cash provided from discontinued operations of $0.3 million.

For the six months ended June 30, 2012, net cash used in investing activities was $0.3 million representing $1.7 million relating to the purchases of short term investments, offset by redemptions of short term investments of $1.5 million.

For the comparable six months ended June 30, 2011, net cash used in investing activities was $1.6 million relating to redemption and purchases of short term investments of $1.7 million each and net cash used in discontinued operations of $2.1 million. This was offset by purchases of restricted short term investments of $0.6 million.

For the six months ended June 30, 2012, net cash used in financing activities was $33.5 million, consisting of an aggregate $38.6 million cash distribution paid to shareholders on March 9, 2012, offset by proceeds from employee stock plans of $5.1 million. For the three months ended June 30, 2011, net cash provided by financing activities was $0.6 million due to proceeds from employee stock plans.

IPC has a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in the Sacramento area which houses its corporate headquarters.  IPC has two, consecutive options to extend the term for five years each at the prevailing market rent. A portion of the premises is currently subleased to Bankrate, Inc. through December 21, 2012.

As a result of its acquisition of Potrero Media in October 2010, IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a non-cancelable lease expiring in October 2014.  A portion of the premises is sublet to an unrelated party for the remainder of IPC’s lease term. The Company disposed of the operations of Potrero Media in conjunction with the Disposition.

Future minimum lease commitments as of June 30, 2012 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2012	150
2013	443
2014	422
2015	342
2016	350
Thereafter	58
$1,765

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

(b)
During our second fiscal quarter of 2012, our management evaluated and modified our internal controls over financial reporting in light of changes to the Company’s business processes necessitated by the discontinuation of the lead generation business and the implementation of a patent licensing business.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS.

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

The trading price of our common stock has been volatile and may be significantly affected by factors including actual or anticipated  operating results, announcements regarding licensing or litigation developments, disputes concerning the validity of one or more of our patents, and our limited trading volume. These fluctuations may harm our stock price. Any negative change in the public’s perception of the prospects of the Patent Licensing Business could also depress our stock price regardless of our results.

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

Our success is dependent in part upon the continued services of the members of our senior management team, and on our ability to attract and retain key management personnel. IPC has no long-term employment agreements with any of its personnel that provide for their continued employment with us. In addition, Hussein A. Enan currently serves as our Chairman of the Board and Chief Executive Officer. The Company maintains a life insurance policy on Mr. Enan that names the Company as the beneficiary, but the loss of the services of Mr. Enan or one or more other members of management could have a material adverse effect on our business, financial condition and results of operations.

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

Dated: August 7, 2012	INTERNET PATENTS CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer