Form 10-K/A
period 2011-12-31
Internet Patents Corp
filed 2012-11-05
CIK 1077370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-K/A (Amendment No. 1)

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

Outstanding shares of registrant’s common stock, $0.001 par value, as of March 12, 2012: 7,747,355

Explanatory Note

On April 2 2012, we filed our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accountant Fees and Services), and Part IV, Item 15. (Exhibits, Financial Statements Schedules) Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and principal financial and accounting officer, filed as an exhibit hereto.

INTERNET PATENTS CORPORATION

Annual Report on Form 10-K/A (Amendment No. 1)
For the Fiscal Year Ended December 31, 2011

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

MANAGEMENT

Executive Officers of Internet Patents Corporation

As of September 26,2012, IPC’s executive officers were as follows:
Name	Position With IPC	Age
Hussein A. Enan	Chairman of the Board and Chief Executive Officer	67
L. Eric Loewe	Senior Vice President, General Counsel and Secretary	55
Steven J. Yasuda	Chief Financial Officer and Chief Accounting Officer	45

Hussein A. Enan co-founded IPC in February 1995 and has served as its Chairman of the Board since its inception. Mr. Enan served as IPC’s Chief Executive Officer from February 1995 to June 2002 and was reinstated to that position in August 2004. From October 2011 through June 2012, Mr. Enan also served as the Company’s interim Chief Financial Officer. Mr. Enan also served as IPC’s President from May 1999 to June 2000. From March 1992 to November 1994, Mr. Enan was a general partner at E.W. Blanch, a reinsurance intermediary that merged with his own wholly owned company, Enan & Company, a reinsurance intermediary, in March 1992. Mr. Enan founded Enan & Company in February 1979. Due in part to the fact that Mr. Enan is a founder of IPC, brings historic knowledge and continuity to the Board and is its largest stockholder led the board to conclude that he should serve as a director.

L. Eric Loewe joined IPC in October 1998 as Corporate Counsel, Legal and Regulatory, responsible for all regulatory compliance issues, and has served as Senior Vice President and General Counsel since September 2000 and as Secretary since July 2001. Mr. Loewe held various positions with the National Association of Independent Insurers (the “NAII”) from January 1980 to September 1998. As Senior Counsel for the NAII, Mr. Loewe was responsible for legislation and regulations affecting its 570 member companies. Mr. Loewe is a member of the Illinois and California bars.

Steven J. Yasuda joined IPC in December 1999 as Manager, Budget and Reporting and has been the Corporate Controller since September 2001. On September 2004, he was promoted to Vice President, Corporate Controller. On April 16, 2007, Mr. Yasuda took on the additional role of Chief Accounting Officer and in June 2012 was appointed as the Company’s Chief Financial Officer. Mr. Yasuda is responsible for all accounting and finance related functions of the Company. From 1997 to 1999, Mr. Yasuda worked in the operations accounting department of Electronic Arts. Mr. Yasuda has been licensed as a CPA since August 1994, but has an inactive status, as permitted by the California Board of Accountancy.

None of IPC’s executive officers have been involved in a legal proceeding described in Item 401 of Regulation S-K within the last ten years.

 Directors of Internet Patents Corporation

IPC’s Board of Directors is as follows:

Name	Position with IPC	Age	Director Since
Class I director whose term expires at the 2012 Annual Meeting of Stockholders:
Robert A. Puccinelli(1)(2)(3)	Director	75	1998
Elisabeth H. DeMarse(1)(3)	Director	58	2011
Class II directors whose term expires at the 2013 Annual Meeting of Stockholders:
James M. Corroon(1)(3)	Vice Chairman of the Board	73	1996
Thomas W. Orr(1)(2)(3)	Director	78	2003
Class III directors whose terms expire at the 2014 Annual Meeting of Stockholders:
Hussein A. Enan	Chairman of the Board	67	1995
Dennis H. Chookaszian(2)(3)	Director	69	2003

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

Robert A. Puccinelli has been a director of IPC since May 1998. From October 1985 until he retired in May 1995, Mr. Puccinelli was Chairman and Chief Executive Officer of Industrial Indemnity, a nationwide property and casualty insurance company. Mr. Puccinelli received his Bachelor of Science degree in Finance from the University of California, Berkeley. Mr. Puccinelli’s comprehensive knowledge of the insurance industry led the Board of Directors to conclude that he should serve as a director. In addition, Mr. Puccinelli provides the Board of Directors with a valuable perspective gained from his long-term service as a director.

James M. Corroon has been a director of IPC since August 1996 and has served as Vice Chairman of the Board since May 1999. Since September 2004, Mr. Corroon has served as Vice Chairman of Fort Point Insurance Services, Inc., an insurance brokerage firm. From July 1999 to December 2000, he was a full-time employee of IPC and a member of the senior management team. Mr. Corroon has been a director of Willis Corroon of California, an insurance services firm, since January 1996. From October 1966 to December 1995, Mr. Corroon held various management positions with Willis Corroon and its predecessor entity, Corroon & Black Corporation. Mr. Corroon’s comprehensive knowledge of the insurance industry led the Board of Directors to conclude that he should serve as a director. In addition, Mr. Corroon provides the Board of Directors with a valuable perspective gained from his long-term service as an executive officer and as a director.

Thomas W. Orr has been a director of IPC since January 2003. Mr. Orr was a partner in the accounting firm of Bregante and Company from January 1992 to June 2002. From 1987 to 1991, Mr. Orr was Chief Financial Officer of Scripps League Newspaper, Inc. Prior to 1987, Mr. Orr worked for the accounting firm of Arthur Young & Company (predecessor to Ernst & Young, LLP) from 1958 until he retired as an audit partner in 1986. He is a director of AeroCentury Corporation, an aircraft operating lessor and finance company. Mr. Orr’s extensive experience in accounting and financial reporting led the Board to conclude that he should serve as a director.

Dennis H. Chookaszian has been a director of IPC since April 2003. From November 1999 until he retired in February 2001, Mr. Chookaszian was Chairman and Chief Executive Officer of mPower Advisors, L.L.C., a financial advice provider focused on the online management of 401(k) plans.  From September 1992 to February 1999, Mr. Chookaszian served as Chairman and Chief Executive Officer of the CNA insurance company, and prior to that held the positions of President and Chief Operating Officer (1990-1992) and Chief Financial Officer (1975-1990), respectively, of that company. Mr. Chookaszian serves on the boards of the Chicago Mercantile Exchange, Career Education Corporation, a postsecondary education provider, AllScripts Healthcare Solutions, Inc., a provider of information and services to the healthcare industry, and Sapient Corporation, a provider of marketing and technology services to businesses. In December 2006, Mr. Chookaszian was named chairman of the Financial Accounting Standards Advisory Council. Mr. Chookaszian’s experience as a director of other public companies, combined with his knowledge of financial reporting, led the Board to conclude that he should serve as a director.

Elisabeth H. DeMarse was elected a director of IPC on January 6, 2011. Ms. DeMarse is the CEO of Newser.com, an internet based curator of news. Ms. DeMarse also is the entrepreneur-in-residence at Austin Ventures, an investment company. She served as Chief Executive Officer and President of CreditCards.com, an internet financial services company from November 2006 to 2010. From April 2000 until June 2004, Ms. DeMarse served as President and Chief Executive Officer of Bankrate, Inc., an internet financial services company. From 1998 to 2000, Ms. DeMarse served as Executive Vice President of Hoover’s Online, Inc., an internet financial services company. Prior to joining Hoover’s, Ms. DeMarse served for ten years as a senior executive in a variety of roles at Bloomberg L.P., a financial services organization. Ms. DeMarse is a certified member of the National Association of Corporate Directors. Ms. DeMarse currently serves on the boards of ZipRealty, a public company operating a full-service residential real estate brokerage and real estate web site, and AllStarDirectories, a private company specializing in lead generation for higher education. Previously, Ms. DeMarse served on the boards of directors of EDGAR-Online, Inc., an internet source for filings with the SEC, from 2004 to 2010; IncrediMail, Ltd., internet company that designs, markets and delivers high-end personal desktop software, from 2006 to 2007; Heska Corporation, a seller of advanced veterinary diagnostic and specialty products, from August 2004 to June 2007; of Stockgroup, Inc., an internet source for financial data and news, from August 2005 to June 2007; and of YP Corp., an online telephone directory, from January 2006 to August 2007. Ms. DeMarse holds a Masters of Business Administration degree from Harvard Business School and a Bachelor of Arts degree in history cum laude from Wellesley College.  Ms. DeMarse’s experience as an officer and director of companies engaged in publishing content and online lead generation led the Board to conclude that she should serve as a director.

The Board of Directors has determined that, other than Mr. Enan, each of the members of the Board is an independent director for purposes of the Nasdaq Marketplace Rules. None of IPC’s directors have been involved in a legal proceeding described in Item 401 of Regulation S-K within the last ten years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires IPC’s executive officers, directors and persons who beneficially own more than 10% of IPC’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish IPC with copies of all Section 16(a) forms filed by such persons. Based on IPC’s review of reports furnished to IPC and representations from certain reporting persons, IPC believes that reports of changes in ownership (Form 4) during the year ended December 31, 2011 were timely filed, except that a Form 4 filed on November 14, 2011 reporting stock option exercises and sales of the acquired shares by Steven J. Yasuda was inadvertently filed late.

COMMITTEE CHARTERS AND OTHER CORPORATE GOVERNANCE MATERIALS

The Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees and officers and members of the Board of Directors. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at http://ir.internetpatentscorporation.net.

The Board has also adopted a written charter for each of the Audit Committee, Compensation Committee and Nominating Committee. Each charter is available on the Company’s website at http://ir.internetpatentscorporation.net.

Audit Committee.  The current members of the Audit Committee are Messrs. Orr, Corroon and Puccinelli and Ms. DeMarse. Mr. Orr is chairman of the committee. The Board of Directors has determined that each of the members of the Audit Committee is independent for purposes of the Nasdaq Marketplace Rules as they apply to audit committee members. The Board of Directors has also determined that Mr. Orr is an “audit committee financial expert,” as defined in the rules of the SEC.

Item 11.  Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

The Compensation Committee is authorized by the Board of Directors to review and approve annual performance objectives and goals relevant to compensation for the Chief Executive Officer and evaluate the performance of the Chief Executive Officer in light of these goals and objectives. In setting such objective, the Compensation Committee is directed to consider the Company’s performance and relative stockholder return, the value of similar incentive awards to chief executive officers at comparable companies, and the awards given to the Company’s Chief Executive Officer in past years. The Compensation Committee is also directed to periodically review and advise the Board concerning both regional and industry wide compensation practices and trends in order to assess the adequacy and competitiveness of the Company’s compensation programs for the CEO, other executive officers and directors relative to comparable companies in the Company’s industry.

Summary Compensation Information

The following table presents certain summary information concerning compensation paid or accrued by IPC for services rendered in all capacities during the years ended December 31, 2011 and December 31, 2010 for the Chief Executive Officer, the Senior Vice President, General Counsel and Secretary and the Chief Financial Officer and Chief Accounting Officer (the “Named Executive Officers”).

Executive officers and certain other key members of management are eligible to participate in the IPC Executive Retention and Severance Plan approved by the Board of Directors on June 14, 2004 and revised on December 22, 2008. Participants in the Plan are entitled to receive cash severance payments and health and medical benefits in the event their employment is terminated in connection with a change in control. IPC is not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason. No severance or benefits are provided for any of the executive officers in the event of death or disability. A change in control does not affect the amount or timing of these cash severance payments.

SUMMARY COMPENSATION TABLE

	Name and Principal Position	Year	Cash Salary	Bonus	Options Awards(1)	All other Compensation(2)	Total Compensation
	Hussein A. Enan	2011	$300,000	$—	$266,511	$11,266	$577,777
	Chairman of the Board, Chief Executive Officer and former interim Chief Financial Officer(3)	2010	$12	$—	$184,743	$10,668	$195,423
	L. Eric Loewe	2011	$218,360	$8,000	$134,956	$17,167	$378,483
	Senior Vice President, Secretary and General Counsel	2010	$212,239	$12,000	$89,308	$3,364	$316,911
	Steven J. Yasuda	2011	$169,753	$4,000	$86,943	$13,021	$273,717
	Chief Financial Officer and Chief Accounting Officer	2010	$164,994	$6,000	$49,043	$3,810	$223,847

(1)
Valuation based on the dollar amount of option grants recognized for reporting the aggregate fair value of the award computed in accordance with ASC 718 with respect to 2011 and 2010 years. The assumptions used by IPC with respect to the valuation of option grants are set forth in “Internet Patents Corporation Consolidated Financial Statements—Notes to Financial Statements—Note 3—Share-Based Payments” in the IPC Annual Report on Form 10-K.

(2)	Represents, primarily, employer contributions to IPC’s 401(k) plan and group term life benefits.

(3)	Mr. Enan served as interim Chief Financial Officer from October 7, 2011 through June 10, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding option plan awards for each of the named executive officers at the fiscal year-end as of December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Hussein A. Enan	100,000	—	$4.95	4/1/2012
	500	—	$3.05	7/16/2012
	500	—	$1.90	1/28/2013
	500	—	$2.85	4/22/2013
	5,000	—	$4.75	7/1/2013
	150,000	—	$2.79	2/10/2015
	5,000	—	$3.25	7/1/2015
	50,000	—	$3.48	1/25/2012
	35,000	—	$2.31	3/11/2016
	19,047	—	$5.775	3/30/2015
	72,620	—	$5.25	3/30/2015
	28,570	—	$7.70	12/15/2015
	31,430	—	$7.00	12/15/2015
L. Eric Loewe	9,935	—	$4.95	4/1/2012
	3,853	—	$5.25	3/30/2015
	30,000	—	$7.00	12/15/2015
Steven J. Yasuda	3,000	—	$11.04	3/7/2013
	1,250	—	$5.25	3/30/2015
	10,500	—	$7.00	12/15/2015

Director Compensation

The following table presents the compensation paid to each member of the Board of Directors during the year ended December 31, 2011:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Option Awards(1)	All other Compensation	Total Compensation
Dennis H. Chookaszian	$20,000	$18,224	$—	$38,224
James M. Corroon	$20,000	$18,224	$—	$38,224
Elisabeth DeMarse	$20,000	$192,772	$—	$212,772
Thomas W. Orr	$30,000	$18,224	$—	$38,224
Robert A. Puccinelli	$20,000	$18,224	$—	$38,224

(1)  Valuation based on the dollar amount of option grants recognized for reporting the aggregate fair value of the award computed in accordance with ASC 718 with respect to fiscal year 2011. The assumptions used by us with respect to the valuation of option grants are set forth in “Internet Patents Corporation Consolidated Financial Statements—Notes to Financial Statements—Note 3—Share-Based Payments” in the IPC Annual Report on Form 10-K.

Additional Information Regarding Director Compensation

For the year ended December 31, 2011, each non-employee director received an annual cash retainer of $20,000 relating to the period from January 2011 to December 2011. Mr. Orr, as Chair of the Audit Committee, received an additional cash retainer of $2,500 for each regularly scheduled Audit Committee attended. Each non-employee director also received an option grant for 15,000 shares, which vests in equal quarterly installments. In addition, each director was reimbursed for reasonable expenses incurred in attending meetings of the Board.

In addition, the IPC 2008 Stock Option Plan, approved by the stockholders in February 2008, provides that all non-employee directors will receive one annual grant of options to purchase 5,000 shares, with the date of grant being on or about July 1 of each year that they serve. These options are fully vested as of the date of grant. As with all options, the per-share exercise price of each such option equals the fair market value of a share of IPC’s common stock on the date of grant.

On January 6, 2011, the Board of Directors of IPC expanded the number of directorships to six and elected Elisabeth H. DeMarse to serve as a new director. Ms. DeMarse was elected as a Class I director and her term expires at the 2012 annual meeting of stockholders.   Pursuant to the terms of the IPC 2008 Stock Option Plan, as a newly elected director, Ms. DeMarse was granted an option to purchase 25,000 shares of IPC common stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 15, 2012, certain information with respect to the beneficial ownership of IPC’s common stock by (i) each stockholder known by IPC to be the beneficial owner of more than 5% of IPC’s common stock, (ii) each director of IPC, (iii) the executive officers of IPC, and (iv) all current directors and executive officers of IPC as a group.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Common Stock Outstanding(2)
% Stockholders
Osmium Capital Partners (3)	1,111,392	14.3%
Lusman Capital Management, LLC(4)	615,000	7.9%
Directors and Executive Officers
Hussein A. Enan(5)	1,940,231	24.9%
James M. Corroon(6)	76,331	1.0%
Dennis H. Chookaszian(7)	212,739	2.7%
Thomas W. Orr(8)	96,929	1.2%
Robert A. Puccinelli(9)	193,726	2.5%
Elisabeth H. DeMarse(10)	45,000	0.6%
L. Eric Loewe(11)	116,335	1.5%
Steven J. Yasuda(12)	36,732	0.5%
Current directors and executive officers as a group (8 persons)(13)	2,718,023	34.1%

(1)
The persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The address of all officers and directors is C/O Internet Patents Corporation, 10850 Gold Center Drive, Suite 250B, Rancho Cordova, CA, 95670

(2)
Calculated on the basis of 7,751,952 shares of common stock outstanding as October 15, 2012. Shares of common stock subject to options presently exercisable or exercisable within 60 days of October 15, 2012, are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not treated as outstanding for the purpose of computing the percentage ownership for any other person or entity.

(3)
Based on information contained in a Schedule 13D/A No.1 filed by John H. Lewis, Osmium Partners, LLC (“Osmium Partners”), Osmium Capital, LP (“Fund I”), Osmium Capital II, LP (“Fund II”) and Osmium Spartan, LP (“Fund III,” together with Mr. Lewis, Osmium Partners, Fund I, Fund II and Fund III, the “Osmium Stockholders”) with the SEC on October 12, 2011.  Osmium Partners, as the general partner of each of Fund I, Fund II and Fund III and may be deemed to beneficially own the 1,047,659 shares of common stock held by each of the funds and together with Mr. Lewis have shared voting and dispositive power over 1,047,659 shares of the Company’s common stock. Mr. Lewis has the sole power to vote and dispose of 63,733 shares of the Company’s common stock. The address for the Osmium Stockholders is 388 Market Street, Suite 920, San Francisco, California 94111.

(4)
Based on information contained in a Schedule 13G/A No. 1 filed by Joel Lusman and Lusman Capital Management, LLC (“Lusman Capital”) with the SEC on February 13, 2012. Joel Lusman and Lusman Capital have shared voting and dispositive power with respect to 615,000 shares of the Company’s common stock.  The address for Joel Lusman and Lusman Capital is 717 Fifth Avenue, 14th Floor, New York, NY 10022.

(5)
Includes 41,250 shares held by Mr. Enan’s spouse. Also includes 44,576 shares subject to options exercisable within 60 days following October 15, 2012. The address for Mr. Enan is c/o Internet Patents Corporation, 10850 Gold Center Dr. Suite 250B Rancho Cordova, California 95670.

(6)	Includes 67,810 shares subject to options exercisable within 60 days following October 15, 2012.

(7)	Includes 416 shares held by Mr. Chookaszian’s spouse, which he disclaims beneficial ownership of. Also, includes 18,451 shares subject to options exercisable within 60 days following October 15, 2012.

(8)	Includes 14,226 shares subject to options exercisable within 60 days following October 15, 2012.

(9)	Includes 18,451 shares subject to options exercisable within 60 days following October 15, 2012.

(10)	Includes 45,000 shares subject to options exercisable within 60 days following October 15, 2012.

(11)	Includes 1,900 shares subject to options exercisable within 60 days following October 15, 2012.

(12)	Includes 3,000 shares subject to options exercisable within 60 days following October 15, 2012.
(13)	Includes 213,414 shares subject to options exercisable within 60 days following October 15, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Person Transaction Review Policies

IPC leases approximately 10,000 square feet of office space in San Francisco, California under a lease expiring in September 2014. The premises formerly housed the headquarters and operations of its subsidiary.  Richard A. Natsch, former President and Chief Operating Officer of IPC and Heather K. Natsch, former Senior Vice President of IPC are co-owners of Mission Potrero Properties, LLC, which is the owner of the property. Mr. and Mrs. Natsch’s employment ended on December 31, 2011 and they are no longer considered to be related parties. For the year ended December 31, 2011, the Company paid Mission Potrero Properties $150,000 related to this lease.

 The Audit Committee is provided authority under its charter to review and approve any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties. The Audit Committee reviewed and approved the related-party transaction with Mr. and Mrs. Natsch described above.

Item 14.  Principal Accountant Fees and Services.

INDEPENDENT AUDITOR FEE INFORMATION

The following table sets forth the aggregate fees billed to IPC for the years ended December 31, 2011 and 2010 by IPC’s principal accounting firm, Ernst & Young LLP:

	2011	2010
Audit Fees(1)	$675,000	$425,000
Audit-Related Fees	--	—
Tax Fees(2)	291,000	64,000
All Other Fees(3)	7,000	—
	$973,000	$489,000

(1)	Audit fees consist of fees billed for services related to the audit of IPC’s consolidated financial statements (including required quarterly reviews) and accounting consultations.

(2)	Tax fees consist of fees billed for services related to tax return preparation, tax compliance, tax planning and tax advice.

(3)	All other fees consist of fees billed for other services falling within the scope of matters pre-approved by the Audit Committee.

The Audit Committee considered the role of Ernst & Young LLP in providing non-audit services to IPC and has concluded that such services are compatible with Ernst & Young’s independence as IPC’s independent registered public accounting firm.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 19, 2012.

INTERNET PATENTS CORPORATION

By:	/s/ HUSSEIN A. ENAN
Hussein A. Enan Chairman of the Board and Chief Executive Officer

INTERNET PATENTS CORPORATION
EXHIBITS TO FORM 10-K/A ANNUAL REPORT
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

19

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

14.1
Internet Patents Corporation Code of Business Conduct and Ethics (Incorporated by reference herein to exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the SEC on March 29, 2004.)

21.1	Subsidiaries of Company. †

23.1	Consent of Independent Registered Public Accounting Firm. †

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. √

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. √

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. √

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. √

101	Extensible Business Reporting Language (XBRL)**

†	Filed with our Original Form 10-K filed with the Securities and Exchange Commission on April 2, 2012
√	Included in this filing.
*	Constitutes a management contract or a compensatory plan or arrangement.
**
XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections..