Form 10-Q
period 2012-09-30
Internet Patents Corp
filed 2012-11-06
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 26, 2012 were 7,751,952 shares.

FORM 10-Q
INTERNET PATENTS CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$31,360	$70,326
Short-term investments	1,495	1,225
Restricted short-term investments	1,000	-
Prepaid expenses and other current assets	385	1,374
Total current assets	34,240	72,925
Property and equipment, net	37	42
Other assets	27	1,027
Total assets	$34,304	$73,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$185	$3,385
Accrued expenses and other current liabilities	239	541
Income tax payable	-	644
Total current liabilities	424	4,570

Income tax liability	101	101
Total liabilities	525	4,671

Commitments and contingencies

Stockholders’ equity:
Common stock	11	10
Paid-in capital	221,726	216,401
Treasury stock	(6,788)	(6,589)
Accumulated deficit	(181,170)	(140,499)
Total stockholders’ equity	33,779	69,323
Total liabilities and stockholders’ equity	$34,304	$73,994

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Total revenues	$-	$-	$-	$-

Operating expenses:
Sales and marketing	-	-	-	-
Technology	-	24	-	72
General and administrative	473	716	2,289	2,430
Total operating expenses	473	740	2,289	2,502
Loss from operations	(473)	(740)	(2,289)	(2,502)
Other income	1	1	169	11
Loss from continuing operations	(472)	(739)	(2,120)	(2,491)
Discontinued operations, net of tax
Income from discontinued operations	-	1,240	-	4,269
Total discontinued operations	-	1,240	-	4,269

Net income (loss) before income taxes	$(472)	$501	$(2,120)	$1,778
Income tax benefit	61	-	61	-
Net income (loss)	$(411)	$501	$(2,059)	$1,778

Net income (loss) per share:
Basic and diluted
Loss from continuing operations	$(0.05)	$(0.13)	$(0.27)	$(0.44)
Discontinued operations, net of tax	$-	$0.21	$-	$0.75
Net income (loss) per basic common share	$(0.05)	$0.08	$(0.27)	$0.31

Shares used in computing per share amounts
Basic and diluted	7,752	5,777	7,629	5,663

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(411)	$501	$(2,059)	$1,778
Comprehensive income (loss)	$(411)	$501	$(2,059)	$1,778

See accompanying notes.

INTERNET PATENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(2,059)	$1,778
Less income from discontinued operations, net of tax	-	(4,269)
Loss from continuing operations	(2,059)	(2,491)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15	24
Interest income on short-term investments	4	(4)
Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	989	105
Other assets	1,000	3
Accounts payable	(3,200)	501
Accrued expenses and other current liabilities	(206)	9
Income taxes payable	(644)	-
Other liabilities	(96)	80
Net cash used in continuing operations	(4,197)	(1,773)
Net cash provided by discontinued operations	-	2,673
Net cash provided by (used in) operating activities	(4,197)	900

Cash flows from investing activities:
Purchases of short-term investments	(2,229)	(2,205)
Redemption of short-term investments	1,956	2,360
Purchases of restricted short-term investments	(1,000)	-
Redemptions of restricted short-term investments	-	580
Payments from related parties	-	186
Purchases of property and equipment	(10)	(23)
Change in interest receivable	(1)	2
Net cash provided by (used in) continuing operations	(1,284)	900
Net cash used in discontinued operations	-	(2,174)
Net cash used in investing activities	(1,284)	(1,274)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans, net of repurchases	5,127	1,536
Distribution paid	(38,612)	-
Net cash provided by (used in) continuing operations	(33,485)	1,536
Net cash provided by (used in) discontinued operations	-	-
Net cash provided by (used in) financing activities	(33,485)	1,536

Net increase (decrease) in cash and cash equivalents	(38,966)	1,162
Cash and cash equivalents, beginning of period	70,326	6,733
Cash and cash equivalents, end of period	$31,360	$7,895

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

Since the Disposition Date, IPC’s business consists solely of licensing or otherwise enforcing its portfolio of six e-commerce patents (“Patent Licensing Business”).  From its original incorporation, IPC was in the forefront of companies operating exclusively online, and we employed a significant staff of software and systems engineers to develop technology leveraging the power of the internet. Although our principal business focus at that time was online insurance lead generation, the problems that our technology experts faced were common to many e-commerce companies. IPC's innovative solutions to these problems are now covered by patents that we believe apply to many e-commerce activities, including:
•	personalized product recommendations to web site visitors;
•	retargeting or remarketing to web site visitors;
•	online registration and application processes and forms;
•	maintaining consistent look and feel of web pages in multiple languages; and
•	generating quick or even real time product rate requests.

Under U.S. law, a patent owner is entitled to exclude others from making, selling or using the patented invention for the life of the patent, generally twenty years from its filing date. The patent holder may grant one or more licenses to the patented invention, typically allowing the licensee to use the patented invention in return for a royalty paid to the patent owner. A patent owner also may sue and recover damages for past and sometimes future, unlicensed use of the technology. Although we intend to attempt to negotiate a reasonable royalty for licenses to the patented technologies, we may not be able to reach a negotiated settlement with the accused infringer. In that case we expect to vigorously litigate our infringement claims. To date, none of the Company's patents have generated direct and specific revenues or been subject to a final adjudication of its validity.

INTERNET PATENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Basis of Presentation

The consolidated financial statements include the accounts of IPC and its wholly-owned subsidiaries, Goldrush Insurance Services, Inc. and InsWeb Insurance Services, Inc. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly IPC’s financial position as of September 30, 2012 and the results of operations for the three and nine months ended September 30, 2012 and 2011 and of cash flows for the nine months ended September 30, 2012 and 2011. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any future period.

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

3.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,
	2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$44	$44	$—	$—
Short-term investments	1,495	1,495	—	—
Restricted short-term investments	1,000	1,000
Total assets at fair value	$2,539	$2,539	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	December 31,
	2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$310	$310	$—	$—
Short-term investments	1,225	1,225	—	—
Total assets at fair value	$1,535	$1,535	$—	$—

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

INTERNET PATENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Restricted Short-Term Investments

As of September 30, 2012 and December 31, 2011, restricted short-term investments consisted of $1.0 million and $0 respectively. The $1.0 million is used as collateral for a letter of credit of the same amount which secures the Company’s obligations under the office space lease for IPC’s corporate headquarters.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011

Accrued employee compensation	$—	$239
Deferred rent	235	202
Other	4	100
	$239	$541

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

INTERNET PATENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)
Pro forma Results of Operations

The following tables summarize the financial information for the discontinued operations of the lead generation business for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012	2011
Operating revenues	$-	$12,753

Operating expenses including depreciation and amortization	-	11,507

Income from operations	-	1,246

Income from discontinued operations, before tax	$-	$1,246
Income tax provision	$-	$6
Income from discontinued operations, net of tax	$-	$1,240

	Nine months ended September 30,
	2012	2011
Operating revenues	$-	$39,046

Operating expenses including depreciation and amortization	-	35,940

Income from operations	-	3,106

Other income (expense), net	-	1,169
Income from discontinued operations, before tax	$-	$4,275
Income tax provision	$-	$6
Income from discontinued operations, net of tax	$-	$4,269

INTERNET PATENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Net Income (loss) Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net income (loss) per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common stockholders	$(411)	$501	$(2,059)	$1,778

Denominator for net income (loss) per share:
Basic and diluted —weighted average shares of common stock outstanding	7,752	5,777	7,629	5,663

Net income (loss) per share:
Basic and diluted	$(0.05)	$0.08	$(0.27)	$0.31

Potentially dilutive securities are not included in the diluted net loss calculation, because the Company had a net loss for the three and nine months ended September 30, 2012 and a net loss from continuing operations for the three and nine months ended September 30, 2011.

For the three and nine months ended September 30, 2012; 1,075 and 909 shares issuable upon the assumed exercise of stock options are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

For the three and nine months ended September 30, 2011; 617,149 and 706,771 shares issuable upon the assumed exercise of stock options are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

As of September 30, 2012, there was no unrecognized compensation cost for all stock options outstanding, as all options became fully vested on December 11, 2011, which was ten days prior to Disposition Date, in accordance with the IPC Stock Option and Executive Plans. During the three and nine months ended September 30, 2012 there were common share issuances of 0 and 1,169,985, respectively, associated with the exercise of stock options, compared to 314,642 and 586,617 for the comparable periods of 2011.

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

Since the Disposition Date, IPC’s business consists solely of licensing or otherwise enforcing its portfolio of six e-commerce patents (“Patent Licensing Business”).  From its original incorporation, IPC was in the forefront of companies operating exclusively online, and we employed a significant staff of software and systems engineers to develop technology leveraging the power of the internet. Although our principal business focus at that time was online insurance lead generation, the problems that our technology experts faced were common to many e-commerce companies. IPC's innovative solutions to these problems are now covered by patents that we believe apply to many e-commerce activities, including:
•	personalized product recommendations to web site visitors;
•	retargeting or remarketing to web site visitors;
•	online registration and application processes and forms;
•	maintaining consistent look and feel of web pages in multiple languages; and
•	generating quick or even real time product rate requests.

Our future revenues are expected to consist of the royalties from licensing the patents and damages for past infringement, however, none of the Company's patents have generated revenues in the past or been subject to a final adjudication of its validity. Patent infringement litigation is inherently uncertain and can be expensive and often takes several years to reach the trial stage, and the appeals process could result in further delays in receiving royalties or damage awards. For these reasons, IPC does not anticipate receiving any revenues in 2012. In addition to general and administrative expenses, including salaries and benefits, rent and utilities, we will incur expenses associated with patent infringement litigation and being a public company. We expect that we will not be profitable in 2012.

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

Operating Expenses

	Three months ended September 30,		Percentage change from
(in thousands, except percentages)	2012	2011	prior period

Operating expenses:

Technology	$-	$24
General and administrative	473	716
Total operating expenses	$473	$740	(36)%

	Nine months ended September 30,		Percentage change from
(in thousands, except percentages)	2012	2011	prior period

Operating expenses:

Technology	$-	$72
General and administrative	2,289	2,430
Total operating expenses	$2,289	$2,502	(9)%

Technology. Technology expenses consist primarily of payroll and related expenses, including employee benefits. Technology expenses decreased to $0 for the three and nine months ended September 30, 2012 from $24,000 and $72,000 for the comparable periods in 2011, as full-time technology personnel are no longer necessary for IPC’s business operations.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $473,000 and $2.3 million for the three and nine months ended September 30, 2012 from $716,000 and $2.4 million for the comparable periods in 2011. For the three months ended September 30, 2012 the decrease was primarily due to a reduction in administrative headcount and reduced accounting services, offset by an increase in legal fees. For the nine months ended September 30, 2012 the decrease was primarily due to a reduction in administrative headcount and decreases in rent expense and accounting services, offset by increases in retention bonuses, severance and legal fees. General and administrative expenses are expected to remain at or near current levels for the remainder of 2012.

Other Income. Other income was $1,000 and $169,000, for the three and nine months ended September 30, 2012 as compared to $1,000 and $11,000 for the comparable periods in 2011.   Other Income for the three months ended September 30, 2012, a nominal amount for the nine months ended September 30, 2012 and for the comparable periods in 2011 consists of interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments. For the nine months ended, September 30, 2012, other income also included a one-time payment of $99,000 received by IPC following the settlement of commercial litigation and a supplemental payment from Bankrate of $67,000 related to the collection of outstanding accounts receivable at the Disposition Date. IPC expects that Other Income will consist entirely of returns received from its investment portfolio in the near future, which will be negligible given current economic conditions in the United States.

Income Taxes. Internet Patents Corporation recognized federal and state income tax benefits of $61,000 for the three and nine months ended September 30, 2012, due to the difference between the income tax expense recognized for the year ended December 31, 2011 and the actual tax liability incurred when the income tax returns were filed during the quarter ended, September 30, 2012. IPC did not recognize an expense or benefit from income taxes for the comparable periods in 2011.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At September 30, 2012 and September 30, 2011, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, IPC had net operating loss carry forwards at September 30, 2012 of approximately $140.6 million and $83.7 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.1 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2012.

The carrying value of our deferred tax assets, which was approximately $49.9 million at September 30, 2012, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2012	2011
Cash provided by (used in) operating activities
Continuing operations	$(4,197)	$(1,773)
Discontinued operations	-	2,673
Cash provided by (used in) investing activities
Continuing operations	(1,284)	900
Discontinued operations	-	(2,174)
Cash provided by (used in) financing activities
Continuing operations	(33,485)	1,536
Discontinued operations	-	-

At September 30, 2012, IPC’s principal source of liquidity was $31.4 million in cash and cash equivalents and $1.5 million in short-term investments. IPC adheres to an investment policy with minimal market or settlement risk with its current holdings. There are no restrictions or limitations regarding access to the $31.4 million in cash and cash equivalents and $1.5 million in short-term investments. Since inception, IPC has financed its operations primarily through the sale of preferred and common stock.

For the nine months ended September 30, 2012, net cash used in operating activities was $4.2 million, primarily consisting of our net loss of $2.1 million and cash used of $4.1 million, primarily due to payment of accounts payable, income taxes, accrued expenses and other liabilities. This was partially offset by decrease in prepaid expenses and other current assets of $1.0 million and other assets of $1.0 million.

For the nine months ended September 30, 2011, net cash used in operating activities was $0.9 million, consisting of cash used in operations of $1.8 million and cash provided from discontinued operations of $2.7 million.

For the nine months ended September 30, 2012, net cash used in investing activities was $1.3 million representing $2.2 million relating to the purchases of short-term investments and $1.0 million relating to purchases of restricted short-term investments, offset by redemptions of short-term investments of $1.9 million.

For the comparable nine months ended September 30, 2011, net cash used in investing activities was $1.3 million representing $2.2 million relating to the purchases of short-term investments and net cash used in discontinued operations of $2.2 million. This was offset by redemptions of short-term investments of $2.3 million, redemptions of restricted short-term investments of $0.6 million and payments from related parties of $0.2 million.

For the nine months ended September 30, 2012, net cash used in financing activities was $33.5 million, consisting of an aggregate $38.6 million cash distribution paid to shareholders on March 9, 2012, offset by proceeds from employee stock plans of $5.1 million.

For the three months ended September 30, 2011, net cash provided by financing activities was $1.5 million due to proceeds from employee stock plans.

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

Future minimum lease commitments as of September 30, 2012 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2012	76
2013	443
2014	422
2015	342
2016	350
Thereafter	58
$1,691

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

The lead generation business sold to Bankrate in December 2011 represented substantially all of our total revenues in 2010 and 2011.  Going forward, we intend to generate revenues solely from the Patent Licensing Business. Since we have not historically generated revenues from the Patent Licensing Business, our historical financial and operating information is of limited value in evaluating the Patent Licensing Business and our future prospects. Moreover, our revenues from the Patent Licensing Business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent litigation.  We will continue to incur salary and other expenses of operating our business, including the expenses of a public company. Our results of operations and financial condition will be materially adversely affected if we fail to effectively manage our overhead costs associated with the Patent Licensing Business or if the Patent Licensing Business does not perform to our expectations.  In addition, the members of our management team do not have significant experience operating a business focused on licensing and otherwise enforcing patented technologies, and therefore may require time to adequately familiarize themselves with the nature of our new Patent Licensing Business.

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

Dated: November 6, 2012	INTERNET PATENTS CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer