Form 10-K
period 2012-12-31
Internet Patents Corp
filed 2013-03-13
CIK 1077370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities ExchangeAct of 1934
for the fiscal year ended December 31, 2012
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities ExchangeAct of 1934
for the transition period from to

Commission File Number 0-26083

INTERNET PATENTS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	94-3220749 (I.R.S. Employer Identification No.)

10850 Gold Center Dr. Suite 250B
Rancho Cordova, California 95670
(Address of principal executive offices and zip code)

(916) 853-1529
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None
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

Outstanding shares of registrant’s common stock, $0.001 par value, as of March 4, 2013: 7,751,952

INTERNET PATENTS CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

            Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our” and “us” refer to Internet Patents Corporation (“IPC”) and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

Certain information contained in this Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including: our ability to generate revenues from our new business model; our ability to effectively and efficiently manage patent infringement litigation we initiate; our ability to achieve profitability; and legislative and regulatory developments affecting patent licensing and enforcement. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in Item 1A ”Risk Factors” of this report.

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

Patent Licensing Business

Since the Disposition Date, IPC’s business consists solely of plans to license and otherwise enforce its portfolio of six e-commerce patents (“Patent Licensing Business”).  From its original incorporation, IPC was among the earliest companies operating exclusively online, and we employed a significant staff of software and systems engineers to develop technology leveraging the power of the internet. Although our principal business focus at that time was online insurance lead generation, the problems that our technology experts faced were common to many e-commerce companies. IPC's innovative solutions to these problems are now covered by patents that we believe apply to many e-commerce activities, including:

•	personalized product recommendations to web site visitors;
•	retargeting or remarketing to web site visitors;
•	online registration and application processes and forms;
•	maintaining consistent look and feel of web pages in multiple languages; and
•	generating quick or even real time product rate requests.

Under U.S. law, a patent owner is entitled to exclude others from making, selling or using the patented invention for the life of the patent, generally twenty years from its filing date, with some possible term extensions by statute. The patent holder may grant one or more licenses to the patented invention, typically allowing the licensee to make, use and/or sell the patented invention in return for a royalty paid to the patent owner. A patent owner also may sue and recover damages from unlicensed parties for past patent infringement and sometimes future royalties. Although we intend to attempt to negotiate a reasonable royalty for licenses to the patented technologies, we may not be able to reach a negotiated settlement with the accused infringer. In that case we expect to vigorously litigate our infringement claims. To date, none of the Company's patents have generated direct and specific revenues or been subject to a final adjudication of its validity.

Many patent infringement lawsuits end in a negotiated settlement before trial; lawsuits that do not settle, however, often last more than two years from the date the complaint is filed until a trial is concluded. The timeframe is influenced by a number of factors, including the jurisdiction in which the case is filed. In addition, patent litigation is costly. A 2011 survey from the American Intellectual Property Law Association (AIPLA) estimates that the average (mean) cost of a patent lawsuit is $2.8 million where the amount in controversy is between $1 and $25 million. The costs consist of outside and local counsel, associates, paralegal services, travel and living expenses, fees and costs for court reporters, copies, couriers, exhibit preparation, analytical testing, expert witnesses, translators, surveys, jury advisors, and similar expenses. Although IPC expects to conduct its patent litigation as efficiently as possible, we expect the cost of litigating a case to trial to be substantial.

Our future revenues, if any, are expected to consist solely of the royalties from licensing the patents and damages for past infringement. In addition to general and administrative expenses, including salaries and benefits, rent and utilities, we expect to incur expenses associated with patent infringement litigation.

Patent Portfolio

The process for obtaining a United States patent begins with the filing of an application that describes the invention and sets out the scope of the technology claimed in the invention. The patent application process is generally described at the United States Patent and Trademark Office website: www.uspto.gov.

IPC’s patent portfolio consists of 6 patents, each of which is described below, and 2 patent applications. All of our patents are considered utility patents. All of the issued patents are wholly-owned by IPC, except for U.S. Patent No 7,389,246 in which IPC transferred a one-half ownership interest to an unrelated company on a royalty free basis.

Event Log (U.S. Patent No. 6,898,597) filed November 9, 1999; patent term expires in November 2019

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

System and method for optimizing and processing electronic pages in multiple languages (U.S. Patent No. 7,107, 325) filed November15, 1999; patent term expires in November 2019

This patent describes a web page processing system that processes a user’s requests using predefined, flexible templates and corresponding logic. Main processing handles non-departmental specific functions, such as security and data decoding and encoding.

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

Dynamic tabs for a graphical user interface (U.S. Patent No. 7,707,505) filed March 23, 2000; patent term expires March 2025

This dynamic, intelligent user interface for an on-line, virtual application uses user input to customize the subsequent display of application data and queries presented to the user/applicant. The invention includes a facility for intelligent editing, data state presentation, and error flagging and correction. In one embodiment of the invention, the intelligent user interface is implemented as part of a series of dynamically generated web pages (a form set) presented to a user of an e-commerce Internet web site. This presentation is in the form of a collection of tabbed panes of data, the selected pane being displayed on a web page, wherein each pane contains one or more pages of data and queries. This organization and presentation of the virtual application provides re-entrant editing; error trapping, flagging, and correction; and easy navigation from sub-pane to sub-pane (page to page) within each pane and from pane to pane using the tabs and conventional browser Back and Forward button functionality.

Insurance rating calculation software component architecture (U.S. Patent No. 7,389,246) filed February 15, 2000; patent term expires in March 2024

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

Insurance Agent Contact System (U.S. Patent No. 7,640,176) filed May 20, 1999; patent term expires in November 2022

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

 System and Method for Flexible Insurance Rating Calculation (U.S. Patent No. 8,103,526) filed March 7, 2000; patent term expires in October 2022

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

All of the patents issued to IPC describe technologies that were invented by employees of IPC and assigned to IPC. In addition, IPC continues to pursue continuation patent applications related to some of the issued patents. We do not engage in research and development activities and we therefore do not expect to develop further patentable inventions; however, we may acquire additional patents from third parties for strategic purposes.

Litigation

During 2012 IPC filed patent infringement lawsuits against six companies. Two of the companies are alleged to infringe the Event Log patent; four companies are alleged to infringe the Dynamic Tabs patent. Each of the lawsuits was filed in the U.S. District Court for the Northern District of California and trial dates for the lawsuits have not been set.

Employees

As of December 31, 2012, IPC had 3 full-time employees. IPC has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. IPC believes that its future success will depend in part on the continued service of its senior management. IPC has no long-term employment agreements with any of its personnel.

Competition

Each patent owned by IPC represents a unique technology that we believe many third parties have or will find valuable to their operations. We therefore do not believe that we face direct competition. In offering a license or in asserting a claim of infringement, however, we may cause the third parties to alter their business operations rather than pay us an on-going royalty.

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

Item 1A.Risk Factors.

Risks Related to Our Business

Our Patent Licensing Business revenues will be unpredictable.

The lead generation business sold to Bankrate in December 2011 represented substantially all of our total revenues in 2011.We received no revenues in 2012 from the Patent Licensing Business. Since we have not historically generated revenues from the Patent Licensing Business, our historical financial and operating information is of limited value in evaluating the Patent Licensing Business and our future prospects. Moreover, our revenues from the Patent Licensing Business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent litigation.  We will continue to incur salary, legal and other expenses of operating our business, including the expenses of a public company. Our results of operations and financial condition will be materially adversely affected if we fail to effectively manage our overhead costs associated with the Patent Licensing Business, we become involved in expensive litigation or settlement proceedings which may or may not have successful outcomes, or if the Patent Licensing Business does not perform to our expectations.  In addition, the members of our management team do not have significant experience operating a business focused on licensing and otherwise enforcing patented technologies, and therefore may require time to adequately familiarize themselves with the nature of our new Patent Licensing Business.

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

The trading price of our common stock has been volatile and may be significantly affected by factors including actual or anticipatedoperating results, announcements regarding licensing or litigation developments, disputes concerning the validity of one or more of our patents, and our limited trading volume. These fluctuations may harm our stock price. Any negative change in the public’s perception of the prospects of the Patent Licensing Business could also depress our stock price regardless of our results.

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

If we do not satisfy those standards and we are unsuccessful in taking corrective action to comply with the listing requirements, we may be delisted from the Nasdaq Capital Market.  If our common stock were to be delisted from the Nasdaq Capital Market, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. Such trading could substantially reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of our common stock.

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

On November 30, 2012, IPC stockholders approved an amendment to the Company’s Certificate of Incorporation creating a stockholder rights plan designed to preserve the value of certain tax assets associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986. Stockholders also approved a Section 382 Rights Agreement adopted by our Board of Directors in November 2011. The stockholder rights plan and rights agreement are intended to act as deterrents to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s common stock. The inability of some stockholders to acquire a significant position could substantially reduce the market liquidity of our common stock, making it more difficult for a stockholder to dispose of, or obtain accurate quotations for the price of, our common stock.

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

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

IPC’s corporate headquarters and its operations are located in an approximately 16,000 square foot facility in the Sacramento, California area, which IPC occupies under a lease expiring in February 2017.  The original lease term is for 70 months. IPC has two consecutive options to extend the term for five years at the prevailing market rent. A portion of the premises currently is subleased to Bankrate, Inc. under a month to month lease that will terminate on March 31, 2013. IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a lease expiring in September 2014. This facility is currently fully subleased to two tenants for the remainder of the lease.

In connection with this lease and other lease obligations, IPC must make assumptions regarding the estimated future sublease income relative to this facility, and the inherent risks associated with its sub-lessees. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. The corporate headquarters’ lease includes a negotiated annual increase in the monthly rental payments.

Item 3.   Legal Proceedings.

On June 29, 2012, Internet Patents Corporation filed a lawsuit against eBags, Inc, and TellApart, Inc. alleging infringement of U.S. Patent No. 6,898,587 entitled “Event Log Information in Client-Server Computer System.” The lawsuit was filed in the US District Court for the Northern District of California.

On September 27, 2012, Internet Patents Corporation(“IPC”) filed two patent infringement lawsuits in the U.S. District Court for the Northern District of California against: 1) The General Automobile Insurance Services, Inc, d/b/a The General, Permanent General Assurance Corporation and Permanent General Assurance Corporation of Ohio; and 2) The Active Network. The lawsuits allege infringement of U.S. Patent No. 7,707,505 entitled “Dynamic Tabs for a Graphical User Interface.”

On December 21, 2012, Internet Patents Corporation (“IPC”) filed patent infringement lawsuits in the U.S. District Court for the Northern District of California against Tree.com and Quinstreet, Inc.. The lawsuits allege infringement of U.S. Patent No. 7,707,505 entitled “Dynamic Tabs for a Graphical User Interface.”

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

IPC’s common stock is quoted on the Nasdaq Capital Market under the symbol “PTNT.” As of December 31, 2012, there were approximately 2,500 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of IPC’s common stock as reported on the Nasdaq Capital Market:

	Price Range Quarter Ended
	High	Low
2012
December 31, 2012	$4.10	$3.36
September 30, 2012	$3.75	$3.42
June 30, 2012	$4.04	$3.18
March 31, 2012	$8.62	$3.26

2011
December 31, 2011	$8.79	$5.90
September 30, 2011	$8.20	$5.43
June 30, 2011	$8.20	$6.65
March 31, 2011	$8.79	$6.61

Historically, IPC has not paid any cash dividends on its capital stock.  In conjunction with the Disposition, our Board of Directors declared a special distribution of $5 per share which was paid to our stockholders on March 9, 2012.  In light of the Disposition, the special distribution, and the Company’s new Patent Licensing Business, the Company’s historical stock prices are of limited value in evaluating the Company’s future prospects or stock prices.

 For the year ended December 31, 2012, the Company acquired 25,000 shares of the Company’s common stock (at an aggregate cost of $198,750) from a Board Member for partial payment of the exercise price of 42,416 stock options.

For the year ended December 31, 2011, the Company acquired 31,955 shares of the Company’s common stock (at an aggregate cost of $255,000) from the Chairman of the Board and the Chief Executive Officer in partial payment of the exercise price of 41,667 stock options.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximates Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 6, 2012	25,000	$7.95	0	0
April 12, 2011	31,955	$7.98	0	0

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

Our future revenues are expected to consist of the royalties from licensing the patents and damages for past infringement. We expect significant resistance from entities that we believe infringe one or more of our patents, at least until the validity of the patents can be established. Patent infringement litigation can be expensive and often takes several years to reach the trial stage, and the appeals process could result in further delays in receiving royalties or damage awards. For these reasons, IPC cannot estimate what revenues, if any, it will receive in 2013. In addition to general and administrative expenses, including salaries and benefits, rent and utilities, we will incur expenses associated with patent infringement litigation and being a public company. We cannot predict if we will generate revenues or be profitable in 2013.

During 2012 IPC filed patent infringement lawsuits against six companies. Two of the companies are alleged to infringe the Event Log patent; four companies re alleged to infringe the Dynamic Tabs patent. Each of the lawsuits was filed in the U.S. District Court for the Northern District of California and trial dates for the lawsuits have not been set.

The sale of assets to Bankrate, Inc. resulted in a one-time cash payment to IPC of $65 million in December 2011. IPC did not retain an interest in the insurance lead generation business and will not receive future compensation relating to the insurance lead generation business or the assets sold. IPC is not required to indemnify Bankrate for any matter relating to the asset sale, other than indemnification for tax liabilities that pertain to periods prior to the asset sale. Pursuant to the terms of the Asset Purchase Agreement, Bankrate was required to pay us amounts it receives from customers for the insurance lead generation business we conducted prior to the Disposition Date. The amount that IPC received from Bankrate in 2012 for these accounts receivable was approximately $67,000 and no more payments are expected.

Results of Operations

Reclassifications

As a result of the Disposition, all of the Company’s revenues and certain significant costs related to the Company’s insurance lead generation business are accumulated into discontinued operations for the year ended December 31, 2011. There were no such insurance lead generation revenues or costs incurred during the year ended December 31, 2012.

 Fiscal 2012 compared to Fiscal 2011

The following table sets forth selected statement of operations data with the respective percentage change from the prior year (dollars in thousands):

	2012	2011	% Change from the Prior Year 2012	% Change from the Prior Year 2011

Total revenues	$-	$-	N/A	*

Operating expenses:
Technology	-	97	N/A	5%
General and administrative	2,959	3,184	-7%	13%
Total operating expenses	2,959	3,281	-10%	13%
Loss from operations	(2,959)	(3,281)	-10%	13%
Other income (expense), net	172	15	1,047%	-40%
Loss from continuing operations before income taxes	(2,787)	(3,266)	-15%	13%
Income tax (benefit) expense	(61)	-	N/A	N/A
Loss from continuing operations, net of tax	(2,726)	(3,266)	-17%	13%
Discontinued operations, net of tax:
Income from discontinued operations	-	719	N/A	-83%
Gain on sale of discontinued operations	-	53,716	N/A	N/A
Total discontinued operations	-	54,435	N/A	1,204%
Net income (loss)	$(2,726)	$51,169	-1,977%	3,851%
Comprehensive income (loss)	$(2,726)	$51,169	-1,977%	3,851%

*- Items included in discontinued operations.

Technology. Technology expenses consisted primarily of payroll and related expenses, including employee benefits. Technology expenses were $0 in 2012 and $97,000 in 2011. There were no technology expenses in 2012 because full-time technology personnel are no longer necessary for IPC’s business operations.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased 7% to $3.0 million in 2012 from $3.2 million in 2011. The decrease was primarily due to a reduction in administrative headcount and decreases in rent expense and accounting services. This was partially offset by an accrual for lease obligations of $95,000, relating to a formerly occupied facility in San Francisco, California and increases in retention bonuses, severance and legal fees.

Off-Balance Sheet Arrangements. The Company had no off-balance sheet arrangements in 2012 or 2011.

 Other Income and Expense, Net. Other income and expense, net was $172,000, in 2012, compared to $15,000 in 2011. In 2012, other income included a one-time payment of $99,000 received by IPC following the settlement of commercial litigation and a supplemental payment from Bankrate of $67,000 related to the collection of outstanding accounts receivable subsequent to the Disposition Date. In addition, a nominal amount was recognized in 2012 and 2011 for interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments. IPC expects that Other Income and Expense, Net will consist entirely of returns received from its investment portfolio in the near future, which will be negligible given the current interest rate environment in the United States.

Income Taxes. Internet Patents Corporation recognized federal and state income tax benefits of $61,000 in 2012, due to the difference between the income tax expense recognized for the year ended December 31, 2011 and the actual tax liability incurred when the income tax returns were filed during the quarter ended September 30, 2012. IPC recognized $524,000 and $287,000 in federal and state tax expenses from discontinued operations, respectively, for the year ended December 31, 2011.

Income from Discontinued Operations. As a result of the Disposition, all of the Company’s revenues and direct marketing costs, and sales and marketing costs, and a substantial portion of the technology and general and administrative expenses, interest expenses and income taxes have been included in discontinued operations for the year ended December 31, 2011.There were no comparative numbers for 2012.

Gain on Sale of Discontinued Operations, Net of Tax. During the year ended December 31, 2011, the Company recognized a gain from the sale of discontinued operations, net of tax, in the amount of $53.7 million. This gain was the result of the sale of the Company’s insurance lead generation business in 2011. There were no comparative numbers for 2012.

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

The Company has not yet determined the methodology it will use for recognizing revenues from royalties for licensing its patents or from damages for past infringement, as no agreements or judgments related to these types of revenue streams had been entered into or paid, respectively, as of December 31, 2012.

Share-Based Compensation. IPC accounts for share-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” Under the provisions of ASC 718, share-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model. The BSM option-pricing model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM option-pricing model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Generally, compensation cost is recognized over the requisite service period. However, to the extent performance conditions affect the vesting of an award, compensation cost will be recognized only if the performance condition is satisfied. Compensation cost will not be recognized, and any previously recognized compensation cost will be reversed, if the performance condition is not satisfied.

Income Taxes. Under the asset and liability method prescribed under ASC 740, “Income Taxes” , IPC recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2012 and December 31, 2011, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, IPC had net operating loss carry forwards at December 31, 2012 of approximately $140.8 million and $62.7 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2019 and 2013, respectively.

The carrying value of our deferred tax assets, which was approximately $48.6 million at December 31, 2012, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Years Ended December 31,
Cash Flows Provided By (Used In)	2012	2011
Operating Activities:
Continuing operations	$(4,485)	$(1,583)
Discontinued operations	—	182

Investing Activities:
Continuing operations	(1,288)	64,528
Discontinued operations	—	(40)

Financing Activities:
Continuing operations	(33,485)	60
Discontinued operations	—	446

Increase (Decrease) In Cash and Cash Equivalents	$(39,258)	$63,593

At December 31, 2012, IPC’s principal source of liquidity was $31.1 million in cash and cash equivalents. IPC adheres to an investment policy with low market or settlement risk with its current holdings. There are no restrictions or limitations regarding access to the $31.1 million in cash and cash equivalents. Since inception, IPC has financed its operations primarily through the sale of preferred and common stock and cash flow from operations.

In 2012, net cash used by operations was $4.5 million. This primarily consisted of IPC’s net loss of $2.7 million and cash used of $4.0 million, primarily due to payment of accounts payable, income taxes, accrued expenses and other liabilities. This was partially offset by a decrease in prepaid expenses and other current assets of $1.2 million and other assets of $1.0 million. In 2011, net cash used by operations was $1.4 million. This primarily consisted of IPC’s net income of $51.2 million which consisted of a net loss from continuing operations, net of tax, of $3.3 million and income from discontinued operations, net of tax of $54.5 million. The loss from continuing operations was partially offset by an increase in accounts payable of $3.2 million. The loss from continuing operations was increased by an increase in prepaid expenses and other assets of $1.8 million and an increase in accrued expenses of $0.2 million.

In 2012, net cash used in investing activities was $1.3 million. This consisted of cash used by continuing operations in 2012 of $1.3 million, representing $2.2 million relating to the purchases of short-term investments and $1.0 million relating to purchases of restricted short-term investments, offset by redemptions of short-term investments of $1.9 million. In 2011, net cash provided by investing activities was primarily due to $63.8 million in proceeds from the sale of the discontinued operations, redemptions of short-term investments of $2.8 million, redemptions of restricted short-term investments of $0.6 million and payments from related parties of $0.3 million. This was offset by $2.2 million relating to the purchases of short-term investments. Net cash used by discontinued operations was $40,000 in 2011.

Net cash used in financing activities in 2012 was $33.5 million. This consisted of an aggregate $38.6 million cash distribution paid to shareholders on March 9, 2012, offset by proceeds from employee stock option exercises of $5.1 million. Net cash provided by financing activities in 2011 was $0.5 million. This consisted of cash provided by continuing operations of $60,000. Net cash provided by discontinued operations was $0.4 million in 2011. This was primarily due to proceeds from employee stock option exercises of $3.7 million. This was offset by the Company eliminating a contingent liability of $3.3 million from its balance sheet during the year ended December 31, 2011. On May 2, 2011, the Company and the former shareholders of Potrero Media executed the Third Amendment to the Purchase Agreement pursuant to which the Company paid Potrero Media’s former shareholders $2.1 million on May 2, 2011 in exchange for their waiver of all rights to future consideration under the Stock Purchase Agreement.

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

INTERNET PATENTS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Internet Patents Corporation

We have audited the accompanying consolidated balance sheets of Internet Patents Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet Patents Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Sacramento, California
March 13, 2013

INTERNET PATENTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$31,068	$70,326
Short-term investments	1,497	1,225
Restricted short-term investments	1,000	-
Prepaid expenses and other current assets	169	1,374
Total current assets	33,734	72,925
Property and equipment, net	32	42
Other assets	27	1,027
Total assets	$33,793	$73,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$234	$3,385
Accrued expenses	346	541
Income tax payable	-	644
Total current liabilities	580	4,570

Income tax liability	101	101
Stockholders’ equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2012 and 2011	-	-
Common stock, $0.001 par value. Authorized: 25,000 shares; 11,033 shares issued and 7,752 shares outstanding at 2012; and 9,863 shares issued and 6,607 shares outstanding at 2011	11	10
Paid-in capital	221,726	216,401
Treasury stock, 3,281 shares at 2012 and 3,256 shares at 2011	(6,788)	(6,589)
Accumulated deficit	(181,837)	(140,499)
Total stockholders’ equity	33,112	69,323
Total liabilities and stockholders’ equity	$33,793	$73,994

See accompanying notes.

INTERNET PATENTS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011

Total revenues	$-	$-

Operating expenses:
Technology	-	97
General and administrative	2,959	3,184
Total operating expenses	2,959	3,281
Loss from operations	(2,959)	(3,281)
Other income (expense), net	172	15
Loss from continuing operations before income taxes	(2,787)	(3,266)
	(2,787)	(3,266)
Income tax (benefit) expense	(61)	-
Loss from continuing operations	(2,726)	(3,266)
Discontinued operations, net of tax:
Income from discontinued operations	-	719
Gain on sale of discontinued operations	-	53,716
Total discontinued operations	-	54,435
Net income (loss)	$(2,726)	$51,169

Net income (loss) per share:
Basic and diluted
Loss from continuing operations, net of tax	$(0.36)	$(0.56)
Discontinued operations, net of tax	-	9.34
Net income (loss) per basic common share	$(0.36)	$8.78

Shares used in computing income (loss) per share:
Basic and diluted	7,659	5,831

See accompanying notes.

INTERNET PATENTS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Years ended December 31,
	2012	2011

Net income (loss)	$(2,726)	$51,169
Comprehensive income (loss)	$(2,726)	$51,169

See accompanying notes.

INTERNET PATENTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2012 and 2011
(Amounts in thousands, except per share amounts)

	Common Stock		Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Total

Balances, December 31, 2010	8,714	9	$210,753	(3,224)	$(6,334)	$—	$(191,668)	$12,760
Issuance of shares through employee stock purchase plan and stock option plan	1,149	1	4,023	—	—	—	—	4,024
Share-based compensation expense	—	—	1,565	—	—	—	—	1,565
Repurchase of shares	—	—	—	(32)	(255)	—	—	(255)
Excess tax benefit from stock-based compensation	—	—	60	—	—	—	—	60
Comprehensive income:
Net income	—	—	—	—	—	—	51,169	51,169

Balances, December 31, 2011	9,863	10	216,401	(3,256)	(6,589)	—	(140,499)	69,323
Issuance of shares through employee stock purchase plan and stock option plan	1,170	1	5,325	—	—	—	—	5,326
Cash distribution, $5 per common share	—	—	—	—	—	—	(38,612)	(38,612)
Repurchase of shares	—	—	—	(25)	(199)	—	—	(199)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(2,726)	(2,726)

Balances, December 31, 2012	11,033	$11	$221,726	(3,281)	$(6,788)	$—	$(181,837)	$33,112

See accompanying notes.

INTERNET PATENTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(2,726)	$51,169
Less Income from discontinued operations, net of tax	-	(54,435)
Loss from continuing operations, net of tax	(2,726)	(3,266)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:

Depreciation and amortization	20	28
Interest income on short-term investments	6	2
Loss on disposal of equipment	-	11
Prepaid expenses and other current assets	1,205	(845)
Other assets	1,000	(997)
Accounts payable	(3,151)	3,213
Accrued expenses	(195)	170
Income taxes payable	(644)	-
Income tax liability, long-term	-	101
Net cash used in continuing operations	(4,485)	(1,583)
Net cash provided by discontinued operations	-	182
Net cash used in operating activities	(4,485)	(1,401)

Cash flows from investing activities:
Purchases of short-term investments	(2,229)	(2,940)
Redemptions of short-term investments	1,954	2,847
Purchases of restricted short-term investments	(1,000)	-
Notes receivable from employees	-	319
Change in restricted cash	-	580
Purchases of property and equipment	(10)	(45)
Change in interest receivable	(3)	2
Proceeds from sale of discontinued operations	-	63,765
Net cash provided by (used in) continuing operations	(1,288)	64,528
Net cash used in discontinued operations	-	(40)
Net cash provided by(used in) investing activities	(1,288)	64,488
Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans, net of repurchases	5,127	-
Distribution paid	(38,612)	-
Excess tax benefit from stock-based compensation	-	60
Net cash provided by (used in) continuing operations	(33,485)	60
Net cash provided by discontinued operations	-	446
Net cash provided by (used in) financing activities	(33,485)	506
Net increase (decrease) in cash and cash equivalents	(39,258)	63,593
Cash and cash equivalents, beginning of year	70,326	6,733
Cash and cash equivalents, end of year	$31,068	$70,326

Supplemental disclosures of cash flow information and non-cash transactions:

Treasury Stock	199	255

See accompanying notes.

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

As a result of the Disposition, we no longer conduct the insurance lead generation business, and have agreed not to reenter that business for a period of ten years.  We intend to develop and operate a business that licenses and otherwise enforces our patented technologies. Our future revenues are expected to consist entirely of the royalties from licensing the patents and damages for past infringement. IPC cannot estimate what revenues, if any, it will receive in 2013. In addition to general and administrative expenses, including salaries and benefits, rent and utilities, we expect to incur expenses associated with patent infringement litigation.

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

2.           Summary of Significant Accounting Policies (continued)

Revenue recognition

Prior to the Disposition Date, IPC received revenue from the delivery of qualified leads to insurance companies, agents and other providers. IPC recognized revenue when (i) persuasive evidence of an arrangement between IPC and the customer existed, (ii) delivery of the product to the customer occurred or service had been provided to the customer, (iii) the price to the customer was fixed or determinable and (iv) collectability of the sales price was reasonably assured. Revenue from the delivery of qualified leads to insurance companies, agents and other providers was included in discontinued operations for the year ended December 31, 2011, as a result of the Disposition. There was no such revenue for the year ended December 31, 2012.

Transaction fee revenue from consumer leads was recognized when such lead (either as a consumer click-through or after completion of the IPC application) was delivered to a participating insurance company. Transaction fee revenue from closed policies was recognized in the period that the insurance company sold an insurance policy from a qualified consumer lead. Transaction revenue from consumer leads was included in discontinued operations for the year ended December 31, 2011, as a result of the Disposition. There was no such revenue for the year ended December 31, 2012.

The Company has not yet determined the methodology it will use for recognizing revenues from royalties for licensing its patents or from damages for past infringement, as no agreements related to these types of revenue streams had been entered into as of December 31, 2012.

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

Costs related to advertising and promotions of products were charged to sales and marketing expense as incurred. Direct marketing expense for the year ended December 31, 2011 was $32,894,000.  Online marketing and direct marketing expense was included in discontinued operations for the year ended December 31, 2011, as a result of the Disposition. There were no such expenses for the year ended December 31, 2012.

Other Income and (Expense), Net.

Other income and (expense), net was $172,000, in 2012, compared to $15,000 in 2011. In 2012, other income included a one-time payment of $99,000 received by IPC following the settlement of commercial litigation and a supplemental payment from Bankrate of $67,000 related to the collection of outstanding accounts receivable subsequent to the Disposition Date. The Company recognized interest income in 2012 and 2011 in the amount of $6,000 and $15,000, respectively. This represented interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments. IPC expects that Other Income and (Expense), Net will consist entirely of returns received from its investment portfolio in the near future, which will be negligible given current economic conditions in the United States.

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

IPC evaluates the recoverability of its long-lived assets, including intangible assets subject to amortization in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment. ASC 360 requires the recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds fair value. IPC assesses the impairment of its long-lived assets annually or when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No such indicators of impairment were identified as of December 31, 2012 and 2011.

2.           Summary of Significant Accounting Policies (continued)

Concentration of risk—credit

Financial instruments that potentially subject IPC to concentrations of credit risk, as defined by ASC 825, “Financial Instruments,” consist principally of cash, cash equivalents and short-term investments. IPC deposits its cash, cash equivalents and short-term investments with various domestic financial institutions. Such deposits may exceed federal deposit insurance limits.

IPC’s cash equivalents and investments consist of diversified investment grade securities. IPC’s investment policy limits the amount of credit exposure to investments in any one issue, and IPC believes no significant concentration of credit risk exists with respect to these investments.

Prior to the Disposition, IPC’s customer base was dispersed across many different geographic areas, and most customers were in the insurance industry in the United States. During the year ended December 31, 2012 and as of the year ended December 31, 2011, we had no customers or accounts receivable. Pursuant to the terms of the Asset Purchase Agreement, Bankrate was required to pay us amounts it received from customers for the insurance lead generation business we conducted prior to the Disposition Date. The amount that IPC received from Bankrate in 2012 for accounts receivable purchased from IPC was approximately $67,000 and no more payments are expected. This was reported as other income for the year ended December 31, 2012.

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

In conjunction with the Disposition, all of the Company’s outstanding and unvested stock options vested. As of December 31, 2012 and 2011, the Company had no outstanding unrecognized stock-based compensation.

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

2.           Summary of Significant Accounting Policies (continued)

The following table reconciles the denominator used to calculate basic and diluted net income per share of common stock:

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common shareholders:	$(2,726)	$51,169

Denominator for net income (loss) per share:
Basic and diluted—weighted average shares of common stock outstanding	7,659	5,831

Potentially dilutive securities are not included in the diluted net income calculation, because the Company had a net loss from continuing operations, net of tax. The antidilutive securities that are not included in the calculation above are employee stock options to purchase shares totaling 1,000 as of December 31, 2012 and 470,000 as of December 31, 2011.

Recently Issued Accounting Pronouncements

Fair Value Measurement. In May 2011, the FASB issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  This guidance became effective for fiscal year 2012 on January 1. The adoption of this guidance did not have a material impact on the Company's consolidated results of operations or financial condition, as we had no Level 3 measurements as of December 31, 2012 or 2011.

Presentation of Comprehensive Income. In September 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance became effective for the Company for fiscal year 2012. The Company elected to present items of net income and other comprehensive income (loss) in two separate, but consecutive, statements of operations and other comprehensive income (loss).

Segment information

From October 1, 2010 through April 28, 2011, the Company’s operations were managed and reported in two operating segments, InsWeb and Potrero Media. Both segments operated online insurance lead generation businesses for a variety of personal insurance products. On April 28, 2011 until the Disposition Date, InsWeb and Potrero Media operations were combined into a single business under the InsWeb name, and Potrero Media Corporation became a non-operating subsidiary of the Company. The combined operations created a single operating segment as described in the guidance of ASC 280 "Segment Reporting.” In particular, the CODM no longer allocated resources between InsWeb and Potrero Media and discrete financial information was no longer available for Potrero Media.

2.           Summary of Significant Accounting Policies (continued)

On December 22, 2011, the day after the Disposition became effective, the Company’s results of operations no longer included the results of the insurance lead generation business that was sold to Bankrate. The financial statements herein have been presented with the insurance lead generation business segment presented as discontinued operations. The Company’s patent licensing business is conducted through a single business unit and under a single management structure; discrete financial information will be available only at the company level.  The CODM will review the operating results and make decisions about resources on a company wide basis.

3.           Acquisition & Divestiture

On October 1, 2010 (the “Closing Date”), IPC completed its acquisition of 100% of the capital stock of Potrero Media pursuant to the Stock Purchase Agreement and related amendments (“Purchase Agreement”) signed on August 31, 2010. Potrero Media was acquired for a fair market value of $11.2 million paid in a combination of cash, stock and contingent earnout payments as discussed further below. IPC accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Potrero Media’s operating results are included in the Company’s consolidated financial statements from the date of acquisition until the Disposition Date.

 The maximum purchase price for Potrero Media, exclusive of the discounting or probability reductions associated with the contingent consideration, was $12.5 million as of the Closing Date. The $12.5 million maximum purchase price is comprised of $6.0 million in cash paid at the Closing Date, $844,000 in cash paid within 30 days of the Closing Date associated with excess working capital as of September 30, 2010, $1.5 million in cash due at the first anniversary of the Closing Date, $1.2 million related to issuance of 312,578 shares of the Company’s common stock to be held in escrow and released to Potrero Media’s former shareholders on the first anniversary of the Closing Date and a total of up to $3.0 million in contingent consideration, to be paid in cash up to $1.0 million annually for each of the first three full calendar years following the Closing Date.

Contingent Consideration

 On May 2, 2011, the Company and the former shareholders of Potrero Media executed the Third Amendment to the Purchase Agreement pursuant to which the Company paid Potrero Media’s former shareholders $2.1 million on May 2, 2011 in exchange for their waiver of all rights to future consideration under the Stock Purchase Agreement. As a result, the Company eliminated the contingent consideration liability of $3.3 million from its balance sheet during year ended December 31, 2011.  The Company recognized other income of approximately $1.2 million, included in income for discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2011. This represented the difference between the payment of $2.1 million agreed to in Third Amendment and the $3.3 million contingent consideration liability outstanding as of May 2, 2011, the execution date of the Third Amendment. As noted above, this contingent consideration consisted of potential payments of up to $1.0 million annually for three consecutive years.

As a result of the Company’s acquisition of Potrero Media during 2010, the Company recognized approximately $2,700,000 million in goodwill. As a result of the Disposition, the Company’s goodwill was eliminated on the Disposition Date.

3.           Acquisition & Divestiture (continued)

Pro forma Results of Operations

The unaudited pro forma results of operations provided below for fiscal 2011are presented as though the acquisition had occurred at the beginning of the period presented. The pro forma information presented below does not intend to indicate what the Company's results of operations would have been if the acquisition had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends. The pro forma results below do not reflect the reclassification in the statements of operations for the year ended December 31, 2011 due to the Company’s insurance and lead generation business being recorded in income from discontinued operations.

Year ended December 31,2011
Total revenues	$48,967
Operating loss	(3,719)
Net income	51,169
Basic earnings per share	8.78
Diluted earnings per share	8.78

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

 Pro forma Results of Operations

The following table summarizes the financial information for the discontinued operations of the lead generation business for the year ended December 31, 2011:

2011
Operating revenues	$48,967

Operating expenses including depreciation and amortization	49,405

Loss from operations	(438)

Other income	1,157

Income from discontinued operations	$719

Gain on sale of discontinued operations, net of tax	$53,716

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

In May 2003, the Option Plan was amended, with stockholder approval, to provide that each director would receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. The Board of Directors agreed to forgo their shares in 2012.

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

Options granted under the above plans are priced at the common stock’s fair market value on the date of grant and generally vest ratably over the requisite service period. In 2012, there were no option grants.

Certain options granted to members of IPC’s Board of Directors vest immediately. In conjunction with the Disposition and in accordance with the terms underlying the Option Plan and the Executive Plan, all of the outstanding and unvested options vested. As a result of the acceleration of the option vesting due to the change of control, the Company recognized the remaining unrecognized stock-compensation expense in the amount of $413,000 during 2011. For the year ended December 31, 2011, all of the Company’s stock-based compensation expense was recognized in income from discontinued operations. As there were no outstanding and unvested options on December 31, 2011 and there were no options granted during 2012, the Company had no stock-based compensation in 2012. The Company has reserved common shares for issuance in conjunction with the issuance of options underlying the Option Plan and the Executive Plan.

Options outstanding and currently exercisable by exercise price at December 31, 2012 are as follows:

			Options Outstanding		Options Currently Exercisable
Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Number Outstanding	Weighted Average Exercise Price
(in thousands, except contractual life and exercise price amounts)
$1.90	-	$5.25	35	1.12	35	$4.46
$7.00	-	$7.70	81	3.02	81	7.27
$8.51	-	$9.10	60	2.18	60	8.71
$11.04	-	$11.16	55	0.18	55	11.08
			231	1.83	231	$8.12

IPC had an Employee Stock Purchase Plan (the “Purchase Plan”) under which eligible employees could authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month purchase period. During 2012 and 2011, 0 and 8,073 shares, respectively, were distributed to employees at prices ranging from $4.32 per share to $6.46 per share. The weighted average fair values of the 2012 and 2011 awards were $0 and $6.36 per share, respectively.

As of the Disposition Date, the Purchase Plan is no longer active.

Share-based compensation expense resulting from stock options and the Purchase Plan for the years ended December 31, 2012 and 2011 were included in income from discontinued operations in the amount of $0 and $1,565,000, respectively.

4.           Share-Based Payments (continued)

The fair value of share-based awards granted pursuant to IPC’s stock option plans was estimated using the BSM option-pricing model with the following weighted average assumptions for the years ended December 31, 2012 and 2011:

	Year Ended December 31
	2012	2011

Expected term (in years)	—	3.00
Expected volatility	—	0.78
Risk-free interest rate	—%	0.99%
Expected dividend	—	—
Weighted-average fair value at grant date	$—	$4.09

The BSM option-pricing model was also used to determine the fair value of the shares issued for the Purchase Plan for the year ended December 31, 2011. In connection with the Purchase Plan for 2011, the  assumptions used for expected term (in years), volatility and risk-free interest rate were approximately 0.50, 0.44 and 0.2%,  respectively, for the year ended December 31, 2011.

Activity under all of IPC’s stock option plans is as follows:

(in thousands, except exercise price amounts)	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Balances, December 31, 2011	540	1,402	$5.14
Additional shares reserved	132	—	—
Exercised	—	(1,170)	4.55
Canceled/forfeited	1	(1)	3.01
Balances, December 31, 2012	673	231	$8.12

All options had fully vested as of December 31, 2011 and there were no unvested options at December 31, 2012.

The aggregate intrinsic values of options outstanding and exercisable at December 31, 2012 and 2011 were $3,000 and $4,405,000, respectively. Aggregate intrinsic value represents the total intrinsic value (the aggregate difference between the closing stock price of IPC’s common stock of $3.55 and $8.14 on December 31, 2012 and 2011, respectively and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on December 31, 2012 and 2011, respectively. The total intrinsic value of options exercised for the years ended December 31, 2012 and 2011 were $4,174,000 and $4,271,000, respectively. The weighted-average remaining contractual terms of options outstanding and exercisable at December 31, 2012 and 2011 were 1.83 and 2.32 years, respectively.

As of December 31, 2011, there was no unrecognized compensation cost for all stock options outstanding, as all options became fully vested on December 11, 2011, which was ten days prior to the Disposition Date, in accordance to with the IPC Stock Option and Executive Plans.

Cash received from stock option exercises and purchases under the Purchase Plan for December 31, 2012 and 2011 were $5,326,000 and $4,024,000, respectively.

In January 2012, one of the Company’s Board Members exercised 42,416 options at an exercise price of $4.94 per share. In a cashless exercise, 25,000 shares were tendered to the Company in satisfaction of the exercise price of the options, at a value of $7.95 per share, based on the closing price of the Company's common stock on the date of exercise. The 25,000 shares tendered have been accounted for by the Company as treasury stock in the accompanying consolidated balance sheet.

In April 2011, the Company's Chairman of the Board and Chief Executive Officer exercised 41,677 options at an exercise price of $6.12 per share. In a cashless exercise, 31,955 shares were tendered to the Company in satisfaction of the exercise price of the options, at a value of $7.98 per share, based on the closing price of the Company's common stock on the date of exercise. The 31,955 shares tendered have been accounted for by the Company as treasury stock in the accompanying consolidated balance sheet.

5.           Fair Value Measurements

The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$44	$44	$—	$—
Short-term investments	1,497	1,497	—	—
Restricted short-term investments	1,000	1,000
Total assets at fair value	$2,541	$2,541	$—	$—

Substantially all of the Company’s cash equivalents and short-term investments represent certificates of deposit of $245,000 or more.

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$310	$310	$—	$—
Short-term investments	1,225	1,225	—	—
Restricted short-term investments	—	—
Total assets at fair value	$1,535	$1,535	$—	$—

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

Management determined the fair value of contingent consideration based on a number of factors, including a third-party valuation, utilizing either the cost or income approach in conjunction with discussions with management and certain forecasts prepared by IPC. The income approach was utilized for the valuation of customer relationships and non-compete agreements. The cost approach was utilized for the valuation of websites and technologies.  When the income approach was used, the rate utilized to discount net cash flows to their present values was approximately 30%. The discount rates were determined using a weighted-average cost of capital which incorporated the implied cost of equity and debt of IPC based on the forecasted cash flows after consideration of IPC’s rate of return on debt, capital, equity, the weighted average return on invested capital, and the internal rate of return specific to this transaction.

6.           Consolidated Financial Statement Details

Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2012	2011
Cash	$31,024	$70,016
Money market funds	44	310
Commercial paper	—	—
	$31,068	$70,326

 IPC accounts for its short-term investments under ASC 320, “Investments - Debt and Equity Securities”. Management determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. IPC had short-term investments of $1.5 million at December 31, 2012 and $1.2 million at December 31, 2011.

At December 31, 2012, the contractual maturities of IPC’s investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

Restricted cash equivalents and restricted short-term investments

As of December 31, 2012 and December 31, 2011, restricted short-term investments consisted of $1.0 million and $0 respectively. The $1.0 million is used as collateral for a letter of credit of the same amount, which secures the Company’s obligations under the office space lease for IPC’s corporate headquarters.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2012	2011
Receivable due from Bankrate	$—	$1,098
Prepaid insurance	60	121
Prepaid rent	39	—
Prepaid taxes	50	14
Other	20	141
	$169	$1,374

Property and equipment

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2012	2011
Computer and office equipment	$35	$35
Furniture and fixtures	365	365
Leasehold improvements	23	23
Software	24	14
	447	437
Less accumulated depreciation	(415)	(395)
	$32	$42

Depreciation expense was $20,000 and $100,000 for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2011, income from discontinued operations included $72,000 of depreciation expense. The remaining expense was in income from continuing operations.

6.           Consolidated Financial Statement Details (continued)

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011

Accrued employee compensation	$—	$239
Deferred rent	226	202
Accrued lease obligations (see Note 7)	95	—
Other	25	100
	$346	$541

In 2012, IPC recorded a charge of $95,000 to record an accrual for lease obligations relating to a formerly occupied facility in San Francisco, California. In evaluating these lease obligations, IPC must make assumptions regarding the estimated future sublease income relative to this facility. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the current conditions in the real estate market where this IPC property is located and the inherent risks associated with its sub-lessees, the Company recorded a charge of $95,000 in 2012, representing the difference between IPC’s lease obligations for this facility and sub-lease income it expects to receive, based on sub-leases entered into, for the duration of the lease. The sub-leases relate to the formerly occupied facility. If this estimate or the related assumptions change in the future, IPC may be required to record a charge to increase its existing accrual. See also Note7.

7.           Commitments and Contingencies

Leases

IPC has a non-cancelable 5-year full-service lease for approximately 16,000 square feet of office space in a building that houses IPC’s headquarters. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. IPC has two consecutive options to extend the term for five years, each at the then prevailing market rent. A portion of the premises currently is subleased to Bankrate, Inc. under a month to month lease that will terminate on March 31, 2013.

Former Related Party Lease

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a lease expiring in September 2014. This facility is currently fully subleased to two tenants for the remainder of the lease. As of December 31, 2012, IPC is expected to receive $167,000 for the duration of the lease. The premises formerly housed Potrero Media’s headquarters and its principal administrative, product development, sales and marketing operations.  Mr. Richard A. Natsch, former President and Chief Operating Officer of IPC and Mrs. Heather K. Natsch, former SVP of IPC are co-owners of Mission Potrero Properties, LLC, which is the owner of the property. As of the Disposition Date, Mr. and Mrs. Natsch were no longer employed by IPC and were no longer considered to be related parties. For the years ended December 31, 2012 and 2011, the Company expensed $150,000 each year, related to this lease.

7.           Commitments and Contingencies (continued)

Future minimum lease commitments as of December 31, 2012 are summarized as follows (in thousands):

Years ending December 31,	Future minimum lease commitments

2013	$472
2014	444
2015	342
2016	350
2017	58
Thereafter	—
$1,666

Rent expense, net of sub-lease income, for the years ended December 31, 2012 and 2011 was $274,000 and $694,000, respectively.

Future minimum sub-lease payments expected to be received as of December 31, 2012 are summarized as follows (in thousands):

Years ending December 31,	Future minimum sub- lease payments

2013	$90
2014	77
$167

8.           Income Taxes

The components of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2012	2011
Net operating loss carry forwards	$47,335	$46,780
Tax credit carry forwards	981	1,007
Accruals and allowances	90	176
Other	162	481
Total deferred tax asset	48,568	48,444

Less valuation allowance	(48,568)	(48,444)
Net deferred tax asset	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, IPC has recorded a valuation allowance against its deferred tax asset. The valuation allowance recorded for the year ended December 31, 2012 increased by $124,000 and for the year ended December 31, 2011 decreased by $17,932,000.

The valuation allowance in both 2012 and 2011 includes $2.7 million related to excess tax benefits of stock option deductions prior to the adoption of ASC Topic 718. The benefits will increase additional paid-in capital when realized.

For tax return purposes, IPC had net operating loss carry forwards at December 31, 2012 of approximately $140.8 million and $62.7 million for federal income tax and state income tax purposes, respectively. Federal and state net operating loss carry forwards begin expiring in 2019 and 2013, respectively.

IPC recognized $25,000 and $36,000 in current federal and state tax benefit, respectively, for the year ended December 31, 2012.IPC recognized $524,000 and $287,000 in current federal and state tax expense from discontinued operations, respectively, for the year ended December 31, 2011.

The effective tax rate for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2012	2011
Federal tax at statutory rate	34.0%	35.0%
Share based compensation	43.2%	(0.5)%
Sale of intangible assets	0.0%	1.8%
Contingent liability true-up	14.7%	0.0%
Other	(0.3)%	1.7%
Adjustment due to change in valuation allowance	(89.4)%	(36.4)%
	2.2%	1.6%

8.           Income Taxes (continued)

The federal statutory rate was 35% in 2011 because taxable income exceeded $10 million. In 2012, the federal statutory rate is 34% as this is the rate at which the Company expects to realize its deferred tax assets in the future. The 2011 effective tax rate reflected pre-tax income and tax expense, while the 2012 effective tax rate reflects pre-tax loss and tax benefit.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2012 and December 31, 2011, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011
Balance at January 1	$300	$300
Increase (decrease) related to prior year tax positions	—	—
Increase (decrease) related to current year tax positions	—	—
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—
Balance at December 31	$300	$300

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of income tax expense. IPC did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2012 and 2011, due to immateriality.

IPC files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. IPC is not currently under audit by any jurisdiction, however,  IPC is subject to U.S. federal and state examination for tax years 1999 through 2012.

9.           Employee Benefit Plan

Until its termination effective June 1, 2012, IPC had a defined contribution plan offered to all eligible employees, which was qualified under section 401(k) of the Internal Revenue Code. IPC matched 50% of the first 4% of elective contributions made by each qualifying employee in 2012 and 2011 and an additional discretionary match up to an additional 50% of the first 4% of elective contributions, if certain adjusted EBITDA targets are met. Employer contributions for the years ended December 31, 2012 and 2011 were $3,000 and $116,000.

10.          Related Party Transaction

IPC leases approximately 10,000 square feet of office space in San Francisco, California under a lease expiring in September 2014. The premises formerly housed Potrero Media’s headquarters and its principal administrative, product development, sales and marketing operations. Mr. Richard A. Natsch, IPC’s former President and Chief Operating Officer, and Mrs. Heather K. Natsch, former SVP of IPC, are co-owners of Mission Potrero Properties, LLC, which is the owner of the property. As of the Disposition Date, Mr. and Mrs. Natsch were no longer employed by IPC and were no longer considered to be related parties. For the years ended December 31, 2012 and 2011, the Company expensed $150,000 each year, related to this lease.

 11.          Distribution

 On January 4, 2012, the Board of Directors declared a special distribution of $5 per share of Common Stock and set February 9, 2012 as the record date and March 10, 2012 as the payment date for the special cash distribution. There were 7,722,377 shares outstanding on the record date and the Company distributed a total of $38,612,000 to shareholders on the payment date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation using criteria established in Internal Control – Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

(c)
Changes in internal control over financial reporting. There has been no change in IPC’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, IPC’s internal control over financial reporting.

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

Item 10.  Directors and Executive Officers and Corporate Governance.

The information required by this Item with respect to our management is incorporated by reference to information set forth in our definitive proxy statement under the heading “Management.”

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this Form:

1.             Financial Statements:

2.             Financial Statement Schedules:

The following financial statement schedule of Internet Patents Corporation for the years ended December 31, 2012 and 2011 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Internet Patents Corporation.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2013.

INTERNET PATENTS CORPORATION

By:	/s/ HUSSEIN A. ENAN
Hussein A. Enan Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive Officer	March 13, 2013
Hussein A. Enan

/s/ STEVEN J. YASUDA	Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2013
Steven J. Yasuda

/s/ JAMES M. CORROON	Vice Chairman of the Board	March 13, 2013
James M. Corroon

/s/ DENNIS H. CHOOKASZIAN	Director	March 13, 2013
Dennis H. Chookaszian

/s/ THOMAS W. ORR	Director	March 13, 2013
Thomas W. Orr

INTERNET PATENTS CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2012

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

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 11, 2013, attached herewith.

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 12, 2013, attached herewith.

3.5	Bylaws of the Company (Incorporated by reference herein to exhibit 3.2 to Company’s Registration Statement on Form S-1 (File No. 333-78095), as amended, as filed with the SEC on July 22, 1999).
3.6
Amendment to Article X of the Bylaws of the Company, adopted by the Board of Directors on February 2, 2011(Incorporated by reference herein to exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 7, 2011).

3.7
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

21.1	Subsidiaries of Company. ü

23.1	Consent of Independent Registered Public Accounting Firm. ü

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. ü

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. ü

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. ü

101	Extensible Business Reporting Language (XBRL)**

ü	Included in this filing.
*	Constitutes a management contract or a compensatory plan or arrangement.
**
XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections..

INTERNET PATENTS CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2012 and 2011

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2012:
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Year ended December 31, 2011:
Allowance for doubtful accounts	$6,475	$—	$—	$(6,475)	$—