Form 10-Q
period 2013-03-31
Internet Patents Corp
filed 2013-05-06
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on April 30, 2013 were 7,751,952 shares.

FORM 10-Q
INTERNET PATENTS CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$30,527	$31,068
Short-term investments	1,493	1,497
Restricted cash equivalents and short-term investments	1,000	1,000
Prepaid expenses and other current assets	148	169
Total current assets	33,168	33,734
Property and equipment, net	27	32
Other assets	27	27
Total assets	$33,222	$33,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$149	$234
Accrued expenses	312	346
Total current liabilities	461	580

Income tax liability	101	101
Total liabilities	562	681

Commitments and contingencies

Stockholders’ equity:
Common stock	11	11
Paid-in capital	221,726	221,726
Treasury stock	(6,788)	(6,788)
Unrealized loss on available-for-sale securities	(1)	-
Accumulated deficit	(182,288)	(181,837)
Total stockholders’ equity	32,660	33,112
Total liabilities and stockholders’ equity	$33,222	$33,793

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Total revenues	$-	$-

Operating expenses:
General and administrative	456	837
Total operating expenses	456	837
Loss from operations	(456)	(837)
Other income	5	100
Net loss	$(451)	$(737)

Net loss per share:
Basic and diluted	$(0.06)	$(0.10)

Shares used in computing net loss per share:
Basic and diluted	7,752	7,379

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)
(unaudited)
	Three Months Ended March 31,
	2013	2012
Net loss	$(451)	$(737)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1)	(1)
Other comprehensive loss before tax	(1)	(1)
Income tax benefit (expense) related to comprehensive income	-	-
Other comprehensive loss, net of tax	(1)	(1)
Comprehensive loss	$(452)	$(738)

See accompanying notes.

INTERNET PATENTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(451)	$(737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	4
Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	21	(39)
Other assets	-	1,000
Accounts payable	(85)	(2,903)
Accrued expenses and other current liabilities	(34)	(194)
Income taxes payable	-	(644)
Net cash used in operating activities	(544)	(3,513)

Cash flows from investing activities:
Purchases of short-term investments	(1,494)	(736)
Redemption of short-term investments	1,493	735
Purchases of restricted cash equivalents and short-term investments	(1,000)	(1,000)
Redemptions of restricted short-term investments	1,000	-
Purchases of property and equipment	-	(6)
Change in interest receivable	4	-
Net cash provided by (used in) investing activities	3	(1,007)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans, net of repurchases	-	5,127
Distribution paid	-	(38,612)
Net cash used in financing activities	-	(33,485)

Net decrease in cash and cash equivalents	(541)	(38,005)
Cash and cash equivalents, beginning of period	31,068	70,326
Cash and cash equivalents, end of period	$30,527	$32,321

See accompanying notes.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business of Internet Patents Corporation

Internet Patents Corporation (“IPC”) was originally incorporated in California in February 1995 and re-incorporated in Delaware in October 1996, and is headquartered outside Sacramento, California. IPC’s headquarters mailing address is 10850 Gold Center Dr., Suite 250, Rancho Cordova, CA 95670, and the telephone number at that location is (916) 853-1529. The principal IPC website is www.internetpatentscorporation.net.

On December 21, 2011 (“Disposition Date”), in connection with the Disposition, the Company changed its name from InsWeb Corporation to Internet Patents Corporation.

Since December 2011, IPC’s business consists solely of plans to license and otherwise enforce its portfolio of six e-commerce patents (“Patent Licensing Business”).   From its inception through December 21, 2011, IPC operated an online insurance marketplace that electronically matched consumers and providers of automobile, property, health, term life, and small business insurance.  IPC was among the earliest companies operating exclusively online, and we employed a significant staff of software and systems engineers to develop technology leveraging the power of the internet. Although our principal business focus at that time was online insurance lead generation, the problems that our technology experts faced were common to many e-commerce companies. IPC's innovative solutions to these problems are now covered by patents that we believe apply to many e-commerce activities, including:

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly IPC’s financial position as of March 31, 2013 and the results of operations for the three months ended March 31, 2013 and 2012 and of cash flows for the three months ended March 31, 2013 and 2012. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in IPC’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The Company believes the disclosures in its notes to the condensed consolidated financial statements are adequate to make the information presented not misleading. IPC has evaluated subsequent events through the time of filing these financial statements. Based upon the evaluation, there was no material impact on the accompanying condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

In 2013, FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

3.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

	March 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$46	$46	$—	$—
Short-term investments	1,493	1,493	—	—
Restricted cash equivalents	1,000	1,000
Total assets at fair value	$2,539	$2,539	$—	$—

INTERNET PATENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Fair Value Measurements (continued)

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$44	$44	$—	$—
Short-term investments	1,497	1,497
Restricted short-term investments	1,000	1,000	—	—
Total assets at fair value	$2,541	$2,541	$—	$—

Cash equivalents, short-term investments and restricted cash equivalents and short-term investments include certificates of deposit, money market funds and commercial paper from corporations whose credit ratings are P-1 by Moody’s or A-1 by Standard & Poor’s. The carrying value of these cash equivalents, short-term investments and restricted cash equivalents and short-term investments approximates fair value. For these securities, IPC uses quoted prices in active markets for identical assets to determine their fair value and are considered to be Level 1 instruments.

4. Restricted Cash Equivalents and Short-Term Investments

As of March 31, 2013 and December 31, 2012, restricted cash equivalents and short-term investments consisted of $1.0 million each, respectively. The $1.0 million is used as collateral for a letter of credit of the same amount which secures the Company’s obligations under the office space lease for IPC’s corporate headquarters.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012

Deferred rent	$218	$226
Accrued lease obligations	70	95
Other	24	25
	$312	$346

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

INTERNET PATENTS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Three months ended March 31,
(In thousands, except per share amounts)	2013	2012

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(451)	$(737)

Denominator for net loss per share:
Basic and diluted —weighted average shares of common stock outstanding	7,752	7,379

Net loss per share:
Basic and diluted	$(0.06)	$(0.10)

Potentially dilutive securities are not included in the diluted net loss calculation, because their inclusion would have been anti-dilutive given the Company’s net loss for  the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013 and 2012; 732 and 13,529 shares issuable upon the assumed exercise of stock options respectively, are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

8. Commitments and Contingencies

Leases

IPC has a non-cancelable 5-year full-service lease for approximately 16,000 square feet of office space in a building that houses IPC’s headquarters. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. IPC has two consecutive options to extend the term for five years, each at the then prevailing market rent. As noted in Footnote 11 titled “Subsequent Events”, on April 16, 2013 IPC subleased this space to an early stage company. Under the terms of the sublease, the sub-lessee will pay IPC a flat monthly rent for the remainder of IPC’s leasehold term. The monthly sublease rent is less than IPC’s rent obligation to the landlord. IPC plans to move to a smaller location that is more appropriate for a company of its size.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a lease expiring in September 2014. This facility is currently fully subleased to two tenants for the remainder of the lease. As of March 31, 2013, IPC is expected to receive $148,000 from the two sub-lessees for the remainder of IPC’s lease.

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

As of March 31, 2013, there was no unrecognized compensation cost for all stock options outstanding, as all options became fully vested on December 11, 2011, which was ten days prior to Disposition Date, in accordance with the IPC Stock Option and Executive Plans. During the three months ended March 31, 2013 and 2012 there were common share issuances of 0 and 1,169,985, respectively associated with the exercise of stock options.

10. Litigation Settlement

In February 2012, a one-time payment of $99,000 was received by IPC following the settlement of commercial litigation with a former employee.  The litigation settlement was recorded as other income in the accompanying consolidated statements of operations.

11. Subsequent Event

On April 16, 2013, IPC entered into a sublease with an early stage company for the 16,199 square feet of office space in Rancho Cordova, CA that currently houses its operations. Under the terms of the sublease, the sub-lessee will pay IPC a flat monthly rent for the remainder of IPC’s leasehold term.  IPC will move to a smaller location that is more appropriate for a company of its size.

The sublease does not terminate IPC’s interest in the Rancho Cordova office space, nor does it relieve IPC of the obligation to maintain the premises and pay rent to the landlord.  Because the sublease rent that IPC will receive is less than IPC’s monthly rent obligation, IPC will evaluate the sublease and market conditions in determining whether to record a charge in the period IPC vacates the premises.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to IPC’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and IPC cautions you that any forward-looking information provided by, or on behalf of, IPC is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond IPC’s control, including, but not limited to, the unpredictable nature of patent licensing and patent litigation; potential changes in the laws and regulations relating to patents and patent litigation; the risk that we are not currently engaged in the patent licensing business, and our patent portfolio has never generated revenues; future changes we may make in our patent licensing strategy; changes in the taxation of income due to the disallowance or expiration of the Company’s net operating losses; and litigation in which IPC is a party. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in IPC’s Annual Report on Form 10-K for the year ended December 31, 2012 and other documents filed with the Securities and Exchange Commission, could cause IPC’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to IPC on the date hereof, and IPC assumes no obligation to update such statements.

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

Results of Operations

Operating Expenses

	Three months ended March 31,		Percentage change from
(in thousands, except percentages)	2013	2012	prior period

General and administrative	$456	$837	(46	) %

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $456,000 for the three months ended March 31, 2013 from $837,000 for the comparable period in 2012. The decrease was primarily due to a reduction in administrative headcount, reduced accounting services, insurance, rent, consulting services, business taxes and public relations. General and administrative expenses are expected to increase for the remainder of 2013, due primarily to an anticipated increase in legal expenses.

Other Income. Other income was $5,000 for the three months ended March 31, 2013 as compared to $100,000 for the comparable period in 2012. Other Income for the three months ended March 31, 2013 consists of interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments. For the three months ended, March 31, 2012, other income also included a one-time payment of $99,000 received by IPC following the settlement of commercial, non-patent litigation. IPC expects that Other Income will consist entirely of returns received from its investment portfolio in the near future, which will be negligible given the conservative nature of IPC’s investment policy and the current economic conditions in the United States.

Income Taxes. Internet Patents Corporation recognized no expense for, and did not receive a benefit from income taxes for the three months ended March 31, 2013 and 2012.

Recently Adopted Accounting Pronouncements

In 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

In 2013, FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At March 31, 2013 and March 31, 2012, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, IPC had net operating loss carry forwards at March 31, 2013 of approximately $141.3 million and $63.2 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $6.7 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin or have begun expiring in 2019 and 2013 respectively.

The carrying value of our deferred tax assets, which was approximately $48.9 million at March 31, 2013, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Three months ended March 31,
	2013	2012
Cash used in operating activities	$(544)	$(3,513)
Cash provided by (used in) investing activities	3	(1,007)
Cash used in financing activities	-	(33,485)

At March 31, 2013, IPC’s principal source of liquidity was $30.5 million in cash and cash equivalents and $1.5 million in short-term investments. IPC adheres to an investment policy with minimal market or settlement risk with its current holdings. There are no restrictions or limitations regarding access to the $30.5 million in cash and cash equivalents and $1.5 million in short-term investments. Since inception, IPC has financed its operations primarily through the sale of preferred and common stock and cash flow from operations.

For the three months ended March 31, 2013, net cash used in operating activities was $0.5 million, primarily consisting of our net loss adjusted for depreciation and amortization of property and equipment of $0.4 million and cash used of $0.1 million, primarily due to payment of accounts payable and accrued expenses. This was partially offset by a decrease in prepaid expenses.

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

For the three months ended March 31, 2013, net cash provided by investing activities was $3,000 representing $1.5 million relating to the purchases of short-term investments and $1.0 million relating to purchases of restricted cash equivalents, offset by redemptions of short-term investments of $1.5 million and redemptions of restricted short-term investments of $1.0 million.

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

IPC has a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in the Sacramento area which houses its corporate headquarters.  IPC has two, consecutive options to extend the term for five years each at the prevailing market rent. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. The monthly sublease rent is less than IPC’s rent obligation to the landlord.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a non-cancelable lease expiring in October 2014.  This facility is currently fully subleased to two tenants for the remainder of IPC’s lease term.

Future minimum lease commitments as of March 31 31, 2013 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2013	$ 283
2014	367
2015	342
2016	350
Thereafter	58
$1,400

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

We received no revenues in 2012 or during the three months ended March 31, 2013, from the Patent Licensing Business. Since we have not historically generated revenues from the Patent Licensing Business, our historical financial and operating information is of limited value in evaluating the Patent Licensing Business and our future prospects. Moreover, our revenues from the Patent Licensing Business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent litigation.  We will continue to incur salary, legal and other expenses of operating our business, including the expenses of a public company. Our results of operations and financial condition will be materially adversely affected if we fail to effectively manage our overhead costs associated with the Patent Licensing Business, we become involved in expensive litigation or settlement proceedings which may or may not have successful outcomes, or if the Patent Licensing Business does not perform to our expectations.  In addition, the members of our management team do not have significant experience operating a business focused on licensing and otherwise enforcing patented technologies, and therefore may require time to adequately familiarize themselves with the nature of our new Patent Licensing Business.

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

Our success is dependent in part upon the continued services of the members of our senior management team, and on our ability to attract and retain key management personnel. IPC has no long-term employment agreements with any of its personnel that provide for their continued employment with us. The Company maintains a life insurance policy on two employees that names the Company as the beneficiary, but the loss of the services of any employee could have a material adverse effect on our business, financial condition and results of operations.

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

Dated: May 6, 2013	INTERNET PATENTS CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer