Form 10-Q
period 2013-06-30
Internet Patents Corp
filed 2013-08-09
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-26083

INTERNET PATENTS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-3220749
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

101 Parkshore Drive, Suite 100 Folsom, CA 95630
(Address of principal executive offices)

(916) 932-2860
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2013), as reported on the Nasdaq Capital Market, was approximately $13,578,000. Registrant is a smaller reporting company as defined in Regulation S-K. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 31, 2013 were 7,751,952 shares.

FORM 10-Q

INTERNET PATENTS CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$30,193	$31,068
Short-term investments	1,244	1,497
Restricted cash equivalents and short-term investments	1,000	1,000
Prepaid expenses and other current assets	208	169
Total current assets	32,645	33,734
Property and equipment, net	6	32
Other assets	29	27
Total assets	$32,680	$33,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$212	$234
Accrued expenses	273	346
Total current liabilities	485	580

Accrued lease obligations, non-current	541	-
Income tax liability	101	101
Other liabilities	45	-
Total liabilities	1,172	681

Commitments and contingencies

Stockholders’ equity:
Common stock	11	11
Paid-in capital	221,726	221,726
Treasury stock	(6,788)	(6,788)
Unrealized loss on available-for-sale securities	(1)	-
Accumulated deficit	(183,440)	(181,837)
Total stockholders’ equity	31,508	33,112
Total liabilities and stockholders’ equity	$32,680	$33,793

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	1,157	979	1,613	1,816
Total operating expenses	1,157	979	1,613	1,816
Loss from operations	(1,157)	(979)	(1,613)	(1,816)
Other income, expense, net	5	68	10	168
Net loss	(1,152)	(911)	(1,603)	(1,648)

Net loss per share:
Basic and diluted	$(0.15)	$(0.12)	$(0.21)	$(0.22)

Shares used in computing per share amounts
Basic and diluted	7,752	7,752	7,752	7,566

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net loss	$(1,152)	$(911)	$(1,603)	$(1,648)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	-	1	(1)	-
Other comprehensive gain (loss) before tax	-	1	(1)	-
Income tax benefit (expense) related to comprehensive income (loss)	-	-	-	-
Other comprehensive gain (loss), net of tax	-	1	(1)	-
Comprehensive loss	$(1,152)	$(910)	$(1,604)	$(1,648)

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,603)	$(1,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	8
Interest income on short-term investments	-	3
Impairment of long-lived assets	14	-
Loss on disposal of equipment	3	-
Loss on sub-lease	731	-

Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	(39)	1,074
Other assets	(2)	1,000
Accounts payable	(22)	(2,959)
Accrued expenses and other current liabilities	(263)	(200)
Income taxes payable	-	(644)
Other liabilities	45	(94)
Net cash used in operating activities	(1,127)	(3,460)

Cash flows from investing activities:
Purchases of short-term investments	(1,494)	(735)
Redemption of short-term investments	1,745	1,467
Purchases of restricted cash equivalents and short-term investments	(1,000)	(1,000)
Redemption of restricted short-term investments	1,000	-
Purchases of property and equipment	-	(10)
Change in interest receivable	1	(1)
Net cash provided by (used in) investing activities	252	(279)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans, net of repurchases	-	5,127
Distribution paid	-	(38,612)
Net cash used in financing activities	-	(33,485)

Net decrease in cash and cash equivalents	(875)	(37,224)
Cash and cash equivalents, beginning of period	31,068	70,326
Cash and cash equivalents, end of period	$30,193	$33,102

See accompanying notes.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business of Internet Patents Corporation

Internet Patents Corporation (“IPC”) was originally incorporated in California in February 1995 and re-incorporated in Delaware in October 1996, and is headquartered outside Sacramento, California. IPC’s headquarters mailing address is 101 Parkshore Drive, Suite 100, Folsom, CA 95630, and the telephone number at that location is (916) 932-2860. The principal IPC website is www.internetpatentscorporation.net.

On December 21, 2011 (“Disposition Date”), in connection with the sale of substantially all of its operating assets and liabilities, the Company changed its name from InsWeb Corporation to Internet Patents Corporation.

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

●	personalized product recommendations to web site visitors;
●	retargeting or remarketing to web site visitors;
●	online registration and application processes and forms;
●	maintaining consistent look and feel of web pages in multiple languages; and
●	generating quick or even real time product rate requests.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly IPC’s financial position as of June 30, 2013 and the results of operations for the three and six months ended June 30, 2013 and 2012 and of cash flows for the six months ended June 30, 2013 and 2012. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any future period.

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

3.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

	June 30,
	2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$29,303	$29,303	$—	$—
Short-term investments	1,244	1,244	—	—
Restricted cash equivalents	1,000	1,000
Total assets at fair value	$31,547	$31,547	$—	$—

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

Cash equivalents, short-term investments and restricted cash equivalents and short-term investments include certificates of deposit, money market deposit accounts and money market funds. The carrying value of these cash equivalents, short-term investments and restricted cash equivalents and short-term investments approximates fair value. For these securities, IPC uses quoted prices in active markets for identical assets to determine their fair value and are considered to be Level 1 instruments.

4. Restricted Cash Equivalents and Short-Term Investments

As of June 30, 2013 and December 31, 2012, restricted cash equivalents and short-term investments consisted of $1.0 million each, respectively. The $1.0 million is used as collateral for a letter of credit of the same amount which secures the Company’s obligations under the office space lease for IPC’s former corporate headquarters.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012

Deferred rent	$—	$226
Accrued lease obligations	249	95
Other	24	25
	$273	$346

In December of 2012, IPC recorded a charge of $95,000 to record an accrual for its continuing lease obligations relating to a formerly occupied facility in San Francisco, California. In evaluating these continuing lease obligations, IPC must make assumptions regarding the estimated future sublease income relative to this facility. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the current conditions in the real estate market where this IPC property is located and the inherent risks associated with its sub-lessees, the Company recorded a charge of $95,000 in December of 2012, representing the difference between IPC’s lease obligations for this facility and sub-lease income it expects to receive, based on sub-leases entered into, for the duration of the lease. If this estimate or the related assumptions change in the future, IPC may be required to record a charge to increase its existing accrual.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Accrued Expenses and Other Current Liabilities (continued)

For the quarter ended June 30, 2013, IPC recorded a net charge of $606,000 to record an accrual for its continuing lease obligations relating to IPC’s former headquarters in Rancho Cordova, California. IPC discontinued using this facility and subleased the entire premises during the quarter ended June 30, 2013. In evaluating our continuing lease obligations, IPC must make assumptions regarding the estimated future sublease income relative to this facility. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the current conditions in the real estate market where this IPC property is located and the inherent risks associated with its sub-lessee, the Company recorded a charge of $606,000 in the quarter ended June 30, 2013, representing the difference between IPC’s lease obligations and broker fees associated with this facility and the sub-lease income it expects to receive through February 2017, the expiration of our leasehold interest. Also included in the charge is an impaired asset for leasehold improvements of $14,000. The charge was offset by the unamortized portion of deferred rent, as rent expense was recognized on a straight-line base over the life of the lease. The Company recorded this charge in the statement of operations in general and administrative expenses. If this estimate or the related assumptions change in the future, IPC may be required to record a charge to increase its existing accrual.

6. Disposition

In December 2011, IPC completed the sale of substantially all of the operating assets and liabilities of its insurance lead generation business to Bankrate for an aggregate cash purchase price of $63.8 million resulting in a gain of $53.7 million, net of tax. During the quarter ended June 30, 2012, IPC received a supplemental payment from Bankrate of $67,000 related to the collection of outstanding accounts receivable at the Disposition Date. The $67,000 was reported as Other Income for the three months ended, June 30, 2012. As a result of this sale, IPC no longer conducts the lead generation business. Instead, IPC now operates a Patent Licensing Business.

7. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(1,152)	$(911)	$(1,603)	$(1,648)

Denominator for net loss per share:
Basic and diluted —weighted average shares of common stock outstanding	7,752	7,752	7,752	7,566

Net loss per share:
Basic and diluted	$(0.15)	$(0.12)	$(0.21)	$(0.22)

Potentially dilutive securities are not included in the diluted net loss calculation, because their inclusion would have been anti-dilutive given the Company’s net loss for the three and six months ended June 30, 2013 and 2012.

For the three and six months ended June 30, 2013, 519 and 625 shares issuable upon the assumed exercise of stock options are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

For the three and six months ended June 30, 2012, 855 and 5,588 shares issuable upon the assumed exercise of stock options are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Commitments and Contingencies

Leases

IPC has a non-cancelable 24 month lease though May 15, 2015 for approximately 800 square feet of office space in Folsom, California, which is currently IPC’s corporate headquarters.

IPC has a non-cancelable 5-year full-service lease for approximately 16,000 square feet of office space in a building that housed IPC’s headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. IPC has two consecutive options to extend the term for five years, each at the then prevailing market rent. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. The monthly sublease rent is less than IPC’s rent obligation to the landlord. As of June 30, 2013, IPC is expected to receive $499,000 from the sub-lessee for the remainder of IPC’s lease.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a lease expiring in September 2014. This facility is currently fully subleased to two tenants. As of June 30, 2013, IPC is expected to receive $148,000 from the two sub-lessees during the remainder of IPC’s lease.

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

As of June 30, 2013, there was no unrecognized compensation cost for all stock options outstanding, as all options became fully vested on December 11, 2011, which was ten days prior to Disposition Date, in accordance with the IPC Stock Option and Executive Plans.

During the three and six months ended June 30, 2013, there were no common share issuances. During the three and six months ended June 30, 2012, 0 and 1,169,985 common shares were issued, respectively.

10. Litigation Settlement

In February 2012, a one-time payment of $99,000 was received by IPC following the settlement of commercial litigation with a former employee.  The litigation settlement was recorded as other income in the accompanying consolidated statements of operations.

11. Subsequent Events

In May 2003, the 1997 Stock Option Plan was amended, with stockholder approval, to provide that each non-employee director would receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. This amendment was also included in the 2008 Stock Option Plan (the “Option Plan”). Pursuant to the Option Plan, on July 1, 2013 fully-vested options to purchase 5,000 shares of common stock were granted to each of the three non-employee directors with an exercise price of $3.56.

On July 11, 2013 the Company was informed by the Department of the Treasury that the 2011 tax year will be subject to examination. Management believes that the 2011 tax year was filed correctly and also believes there will be no material impact on the Company's financial position or results of operations.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to IPC’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and IPC cautions you that any forward-looking information provided by, or on behalf of, IPC is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond IPC’s control, including, but not limited to, the unpredictable nature of patent licensing and patent litigation; potential changes in the laws and regulations relating to patents and patent litigation; the risk that we have limited experience with the patent licensing business, and our patent portfolio has never generated revenues; future changes we may make in our patent licensing strategy; changes in the taxation of income due to the disallowance or expiration of the Company’s net operating losses; and litigation in which IPC is a party. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in IPC’s Annual Report on Form 10-K for the year ended December 31, 2012 and other documents filed with the Securities and Exchange Commission, could cause IPC’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to IPC on the date hereof, and IPC assumes no obligation to update such statements.

Overview

IPC’s business consists solely of plans to license and otherwise enforce its portfolio of six e-commerce patents (“Patent Licensing Business”).  From its original incorporation, IPC was among the earliest companies operating exclusively online, and we employed a significant staff of software and systems engineers to develop technology leveraging the power of the internet. Although our principal business focus at that time was online insurance lead generation, the problems that our technology experts faced were common to many e-commerce companies. IPC's innovative solutions to these problems are now covered by patents that we believe apply to many e-commerce activities, including:

●	personalized product recommendations to web site visitors;
●	retargeting or remarketing to web site visitors;
●	online registration and application processes and forms;
●	maintaining consistent look and feel of web pages in multiple languages; and
●	generating quick or even real time product rate requests.

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

During 2012 IPC filed patent infringement lawsuits against six companies. Two of the companies are alleged to infringe the Event Log patent; four companies are alleged to infringe the Dynamic Tabs patent. Each of the lawsuits was filed in the U.S. District Court for the Northern District of California and trial dates for the lawsuits have not been set. The following table summarizes the status of current litigation:

●

In our suit against TellApart and eBags alleging infringement of the Event Log patent, the USPTO granted the Defendants’ petition for ex parte re-examination of the Event Log patent. The Defendants also filed a motion to stay the litigation for the duration of the USPTO’s re-examination. The Court has not ruled on that motion.

●

The four separate Dynamic Tabs cases we filed against the Active Network, the General; Quinstreet and Tree.com were reassigned to a single judge. A motion to dismiss was filed by The General, Quinstreet and Tree.com and a hearing is scheduled for October 4, 2013.

Results of Operations

Operating Expenses

	Three months ended June 30,		Percentage change from
(in thousands, except percentages)	2013	2012	prior period

General and administrative	$1,157	$979	18%

	Six months ended June 30,		Percentage change from
(in thousands, except percentages)	2013	2012	prior period

General and administrative	$1,613	$1,816	(11% )

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $1,157,000 for the three months ended June 30, 2013 from $979,000 for the comparable period in 2012. The increase was primarily due to IPC recording a charge of $606,000 to record an accrual for lease obligations relating to IPC’s former headquarters in Rancho Cordova, California. This was offset by a reduction in administrative headcount, reduced accounting services, insurance, rent, consulting services, business taxes and public relations. General and administrative expenses decreased to $1,613,000 for the six months ended June 30, 2013 from $1,816,000 for the comparable period in 2012. The decrease was primarily due to a reduction in administrative headcount, reduced accounting services, insurance, rent, consulting services, business taxes and public relations. The decrease was offset by the $606,000 charge to record an accrual for lease obligations mentioned above.. Excluding the accrual for lease obligations, general and administrative expenses are expected to remain at or near their current levels for the remainder of 2013.

Other Income, Expense, Net. Other income, expense, net was $5,000 and $10,000 for the three and six months ended June 30, 2013 as compared to $68,000 and $168,000 for the comparable periods in 2012. Other Income for the three and six months ended June 30, 2013 consists of interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments. For the three and six months ended, June 30, 2012, other income also included a one-time payment of $99,000 received by IPC following the settlement of commercial, non-patent litigation and a supplemental payment from Bankrate of $67,000 related to the collection of outstanding accounts receivable at the Disposition Date. No further supplemental payments are expected. IPC expects that other income, expense, net will consist entirely of returns received from its investment portfolio in the near future, which will be negligible given the conservative nature of IPC’s investment policy and the current economic conditions in the United States.

Income Taxes. Internet Patents Corporation recognized no expense for, and did not receive a benefit from income taxes for the three and six months ended June 30, 2013 and 2012.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At June 30, 2013 and June 30, 2012, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, IPC had net operating loss carry forwards at June 30, 2013 of approximately $142.0 million and $63.9 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $6.7 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin or have begun expiring in 2019 and 2013 respectively.

The carrying value of our deferred tax assets, which was approximately $49.1 million at June 30, 2013, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Six months ended June 30,
	2013	2012
Cash used in operating activities	$(1,127)	$(3,460)
Cash provided by (used in) investing activities	252	(279)
Cash used in financing activities	-	(33,485)

At June 30, 2013, IPC’s principal source of liquidity was $30.2 million in cash and cash equivalents and $1.2 million in short-term investments. IPC adheres to an investment policy with minimal market or settlement risk with its current holdings. There are no restrictions or limitations regarding access to the $30.2 million in cash and cash equivalents and $1.2 million in short-term investments. Since inception, IPC has financed its operations primarily through the sale of preferred and common stock and cash flow from operations.

For the six months ended June 30, 2013, net cash used in operating activities was $1.1 million, primarily consisting of our net loss adjusted for depreciation and amortization of property and equipment, impairment of long-lived assets and accrual for lease obligations of $1.6 million and cash used of $0.3 million, primarily due to decreases in accrued expenses,  payment of accounts payable and an increase in prepaid expenses. This was partially offset by increases in the accrual for lease obligations and other liabilities of $0.8 million.

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

For the six months ended June 30, 2013, net cash provided by investing activities was $0.3 million representing $1.5 million relating to the purchases of short-term investments and $1.0 million relating to purchases of restricted cash equivalents, offset by redemptions of short-term investments of $1.7 million and redemptions of restricted short-term investments of $1.0 million.

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

IPC has a non-cancelable 24 month lease though May 15, 2015 for approximately 800 square feet of office space in Folsom, California, which is currently IPC’s corporate headquarters.

IPC has a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in the Sacramento area which housed IPC’s corporate headquarters until May 2013.  IPC has two, consecutive options to extend the term for five years each at the prevailing market rent. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. The monthly sublease rent is less than IPC’s rent obligation to the landlord.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a non-cancelable lease expiring in October 2014.  This facility is currently fully subleased to two tenants for the remainder of IPC’s lease term.

Future minimum lease commitments as of June 30, 2013 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2013	$128
2014	252
2015	214
2016	214
Thereafter	35
$843

IPC’s business does not require extensive capital resources, and we do not expect to make capital expenditures for the foreseeable future. Accordingly, IPC currently anticipates that its cash and cash equivalents will be sufficient to meet its anticipated cash needs to fund operations for at least the next 12 months.

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

We received no revenues in 2012 or during the three and six months ended June 30, 2013, from the Patent Licensing Business. Since we have not historically generated revenues from the Patent Licensing Business, our historical financial and operating information is of limited value in evaluating the Patent Licensing Business and our future prospects. Moreover, we expect that revenues from the Patent Licensing Business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent litigation.  We will continue to incur salary, legal and other expenses of operating our business, including the expenses of a public company. Our results of operations and financial condition will be materially adversely affected if we fail to effectively manage our overhead costs associated with the Patent Licensing Business, we become involved in expensive litigation or settlement proceedings which may or may not have successful outcomes, or if the Patent Licensing Business does not perform to our expectations.  In addition, the members of our management team do not have significant experience operating a business focused on licensing and otherwise enforcing patented technologies, and therefore may require time to adequately familiarize themselves with the nature of our new Patent Licensing Business.

If the validity of any of our patents is challenged, our business may be harmed.

The success of our Patent Licensing Business model will depend on our ability to generate royalty fees from licensing our technology or damages from patent infringement lawsuits. However, it is possible that one or more of our patents might be declared invalid if challenged by an entity against whom we seek to enforce our patent rights. These challenges to the validity of our patents may be made by defendants in the course of litigation or by requesting a re-examination before the U.S. Patent and Trademark Office. Even if our patents are upheld as valid, we may incur significant legal and expert fees and costs in the litigation and/or re-examination process, which may take several years to conclude.

Third parties may choose to alter their business operations rather than pay us an on-going royalty.

We believe that our patents represent unique technologies that a wide range of third parties have or will find valuable to their operations. Nevertheless, we expect that patent infringement litigation will be required to recover damages for past infringement of our patent rights and to incentivize the defendant to accept a license and pay us royalties for its future use of the technology. Defendants may, however, choose to modify their operations to work around the claims covered by our patents. In that case, they would not pay us royalties for future use and our business may be harmed.

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

Our success is dependent in part upon the continued services of the members of our senior management team,. IPC has no long-term employment agreements with any of its employees that provide for their continued employment with us. The Company maintains a life insurance policy on two employees that names the Company as the beneficiary, but the loss of the services of any employee could have a material adverse effect on our business, financial condition and results of operations.

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

Dated: August 9, 2013	INTERNET PATENTS CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer