Form 10-Q
period 2013-09-30
Internet Patents Corp
filed 2013-11-07
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes  No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 30, 2013 were 7,751,952 shares.

FORM 10-Q

INTERNET PATENTS CORPORATION

PART I:      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$30,755	$31,068
Short-term investments	249	1,497
Restricted cash equivalents and short-term investments	1,000	1,000
Prepaid expenses and other current assets	216	169
Total current assets	32,220	33,734
Property and equipment, net	4	32
Other assets	29	27
Total assets	$32,253	$33,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$407	$234
Accrued expenses	263	346
Total current liabilities	670	580

Accrued lease obligations, non-current	494	-
Income tax liability	101	101
Other liabilities	45	-
Total liabilities	1,310	681

Commitments and contingencies

Stockholders’ equity:
Common stock	11	11
Paid-in capital	221,750	221,726
Treasury stock	(6,788)	(6,788)
Accumulated deficit	(184,030)	(181,837)
Total stockholders’ equity	30,943	33,112
Total liabilities and stockholders’ equity	$32,253	$33,793

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	598	473	2,211	2,289
Total operating expenses	598	473	2,211	2,289
Loss from operations	(598)	(473)	(2,211)	(2,289)
Other income, expense, net	8	1	18	169
Net loss before income taxes	(590)	(472)	(2,193)	(2,120)
Income tax benefit	-	61	-	61
Net loss	$(590)	$(411)	$(2,193)	$(2,059)

Net loss per share:
Basic and diluted	$(0.07)	$(0.05)	$(0.28)	$(0.27)

Shares used in computing per share amounts
Basic and diluted	7,752	7,752	7,752	7,629

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net loss	$(590)	$(411)	$(2,193)	$(2,059)
Other comprehensive loss:
Unrealized gain on available-for- sale securities	1	-	-	-
Other comprehensive gain before tax	1	-	-	-
Income tax benefit (expense) related to comprehensive income (loss)	-	-	-	-
Other comprehensive gain, net of tax	1	-	-	-
Comprehensive loss	$(589)	$(411)	$(2,193)	$(2,059)

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,193)	$(2,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	24	-
Depreciation and amortization	11	15
Interest income on short-term investments	-	4
Impairment of long-lived assets	14	-
Loss on disposal of equipment	3	-
Loss on sub-lease	685	-

Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	(47)	989
Other assets	(2)	1,000
Accounts payable	173	(3,200)
Accrued expenses and other current liabilities	(274)	(206)
Income taxes payable	-	(644)
Other liabilities	45	(96)
Net cash used in operating activities	(1,561)	(4,197)

Cash flows from investing activities:
Purchases of short-term investments	(1,494)	(2,229)
Redemption of short-term investments	2,742	1,956
Purchases of restricted cash equivalents and short-term investments	(1,000)	(1,000)
Redemptions of restricted short-term investments	1,000	-
Purchases of property and equipment	-	(10)
Change in interest receivable	-	(1)
Net cash provided by (used in) investing activities	1,248	(1,284)

Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans, net of repurchases	-	5,127
Distribution paid	-	(38,612)
Net cash used in financing activities	-	(33,485)

Net decrease in cash and cash equivalents	(313)	(38,966)
Cash and cash equivalents, beginning of period	31,068	70,326
Cash and cash equivalents, end of period	$30,755	$31,360

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly IPC’s financial position as of September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 and 2012 and of cash flows for the nine months ended September 30, 2013 and 2012. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any future period.

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

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

	September 30,
	2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$26,305	$26,305	$—	$—
Short-term investments	249	249	—	—
Restricted cash equivalents	1,000	1,000
Total assets at fair value	$27,554	$27,554	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	December 31,
	2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$44	$44	$—	$—
Short-term investments	1,497	1,497	—	—
Restricted short-term investments	1,000	1,000	—	—
Total assets at fair value	$2,541	$2,541	$—	$—

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

4. Restricted Cash Equivalents and Short-Term Investments

As of September 30, 2013 and December 31, 2012, restricted cash equivalents and short-term investments consisted of $1.0 million each, respectively. The $1.0 million is used as collateral for a letter of credit of the same amount which secures the Company’s obligations under the office space lease for IPC’s former corporate headquarters.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012

Deferred rent	$—	$226
Accrued lease obligations	239	95
Other	24	25
	$263	$346

In December of 2012, IPC recorded a charge of $95,000 to record an accrual for its continuing lease obligations relating to a formerly occupied facility in San Francisco, California. The facility is subleased to two unrelated businesses through the remainder of IPC’s lease term. In evaluating IPC’s continuing lease obligations for this facility, IPC must make assumptions regarding the estimated future sublease income relative to this facility. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the current conditions in the real estate market where this IPC property is located and the inherent risks associated with its sub-lessees, the Company recorded a charge of $95,000 in December of 2012, representing the difference between IPC’s lease obligations for this facility and sub-lease income it expects to receive, based on sub-leases entered into, for the duration of the lease. If this estimate or the related assumptions change in the future, IPC may be required to record a charge to increase its existing accrual.

For the quarter ended June 30, 2013, IPC recorded a net charge of $606,000 to record an accrual for its continuing lease obligations relating to IPC’s former headquarters in Rancho Cordova, California. During the quarter ended June 30, 2013, IPC discontinued using this facility and subleased the entire premises to an unrelated business for the remainder of IPC’s lease term. In evaluating our continuing lease obligations for this facility, IPC must make assumptions regarding the estimated future sublease income relative to this facility. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the current conditions in the real estate market where this IPC property is located and the inherent risks associated with its sub-lessee, the Company recorded a charge of $606,000 in the quarter ended June 30, 2013, representing the difference between IPC’s lease obligations and broker fees associated with this facility and the sub-lease income it expects to receive through February 2017, the expiration of our leasehold interest. Also included in the charge is an impaired asset for leasehold improvements of $14,000. The charge was offset by the unamortized portion of deferred rent, as rent expense was recognized on a straight-line base over the life of the lease. The Company recorded this charge in the statement of operations in general and administrative expenses. If this estimate or the related assumptions change in the future, IPC may be required to record a charge to increase its existing accrual.

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

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(590)	$(411)	$(2,193)	$(2,059)

Denominator for net loss per share:
Basic and diluted —weighted average shares of common stock outstanding	7,752	7,752	7,752	7,629

Net loss per share:
Basic and diluted	$(0.07)	$(0.05)	$(0.28)	$(0.27)

Potentially dilutive securities are not included in the diluted net loss calculation, because their inclusion would have been anti-dilutive given the Company’s net loss for the three and nine months ended September 30, 2013 and 2012.

For the three and nine months ended September 30, 2013; 320 and 822 shares issuable upon the assumed exercise of stock options are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

IPC has a non-cancelable 5-year full-service lease for approximately 16,000 square feet of office space in a building that housed IPC’s headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. IPC has two consecutive options to extend the term for five years, each at the then prevailing market rent. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. The monthly sublease rent is less than IPC’s rent obligation to the landlord. As of September 30, 2013, IPC is expected to receive $465,000 from the sub-lessee for the remainder of IPC’s lease.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a lease expiring in September 2014. This facility is currently fully subleased to two tenants. As of September 30, 2013, IPC is expected to receive $103,000 from the two sub-lessees during the remainder of IPC’s lease.

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

In May 2003, the 1997 Stock Option Plan was amended, with stockholder approval, to provide that each non-employee director would receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. This amendment was also included in the 2008 Stock Option Plan (the “Option Plan”). Pursuant to the Option Plan, on July 1, 2013 fully vested options to purchase 5,000 shares of common stock were granted to each of the three non-employee directors with an exercise price of $3.56. The Company recognized $24,000 in stock compensation expense for the three and nine months September 30, 2013 and none for the comparable periods in 2012.

As of September 30, 2013, there was no unrecognized compensation cost. Prior to 2013, all stock options outstanding became fully vested on December 11, 2011, which was ten days prior to Disposition Date, in accordance with the IPC Stock Option and Executive Plans. The 15,000 options granted during the three and nine months ended September 30, 2013 were fully vested at the date of grant.

During the three and nine months ended September 30, 2013, there were no common share issuances. During the three and nine months ended September 30, 2012, 0 and 1,169,985 common shares were issued, respectively.

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

During 2012 IPC filed patent infringement lawsuits against six companies. Two of the companies are alleged to infringe the Event Log patent; four companies are alleged to infringe the Dynamic Tabs patent. Each of the lawsuits was filed in the U.S. District Court for the Northern District of California and trial dates for the lawsuits have not been set. The following table summarizes the status of current litigation:

●

In our suit against TellApart and eBags alleging infringement of the Event Log patent, the U.S. Patent and Trademark Office (“USPTO”) granted the Defendants’ petition for ex parte re-examination of the Event Log patent. The US District Court granted Defendants’ motion to stay the litigation for the duration of the USPTO’s re-examination.

●

The four separate Dynamic Tabs cases we filed against the Active Network, the General, Quinstreet and Tree.com were reassigned to a single judge. On September 24, 2013, the court ruled that the Dynamic Tabs patent was invalid for lack of patent-eligible subject matter and granted a motion to dismiss filed by The General. The court later dismissed the cases against the other three defendants on the same basis.  On October 23, 2013, IPC appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit.

Results of Operations

Operating Expenses

	Three months ended September 30,		Percentage change from
(in thousands, except percentages)	2013	2012	prior period

General and administrative	$598	$473	26%

	Nine months ended September 30,		Percentage change from
(in thousands, except percentages)	2013	2012	prior period

General and administrative	$2,211	$2,289	(3%	)

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $598,000 for the three months ended September 30, 2013 from $473,000 for the comparable period in 2012. The increase was primarily due to increases in litigation and general legal expenses, share-based compensation expense for the options granted on July 1, 2013 to the non-employee directors, employee benefits, accounting fees and insurance. This was offset by a decrease in rent expense resulting from the sublease of IPC’s former headquarters in Rancho Cordova, California in the quarter ended June 30, 2013. General and administrative expenses decreased to $2,211,000 for the nine months ended September 30, 2013 from $2,289,000 for the comparable period in 2012. The decrease was primarily due to a reduction in administrative headcount, reduced rent, accounting services, consulting services, insurance, board of director fees and business taxes. The decrease was offset by the $606,000 charge to record an accrual for lease obligations related to the sublease of the Rancho Cordova facility mentioned above and also due to increases in litigation and general legal expenses and share-based compensation expense for the options granted on July 1, 2013 to the non-employee directors. Excluding the accrual for lease obligations, general and administrative expenses are expected to remain at or near their current levels for the remainder of 2013.

Other Income, Expense, Net. Other income, expense, net was $8,000 and $18,000, for the three and nine months ended September 30, 2013 as compared to $1,000 and $169,000, for the comparable periods in 2012.   Other Income for the three and nine months ended September 30, 2013 and three months ended September 30, 2012 consists of interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments. For the nine months ended September 30, 2012, other income also included a one-time payment of $99,000 received by IPC following the settlement of commercial, non-patent litigation and a supplemental payment from Bankrate of $67,000 related to the collection of outstanding accounts receivable at the Disposition Date. No further supplemental payments are expected. IPC expects that other income, expense, net will consist entirely of returns received from its investment portfolio in the near future, which will be negligible given the conservative nature of IPC’s investment policy and the current economic conditions in the United States.

Income Taxes. Internet Patents Corporation recognized no expense for, and did not receive a benefit from income taxes for the three and nine months ended September 30, 2013 Internet Patents Corporation recognized federal and state income tax benefits of $61,000 for the three and nine months ended September 30, 2012, due to the difference between the income tax expense recognized for the year ended December 31, 2011 and the actual tax liability incurred when the income tax returns were filed during the quarter ended, September 30, 2012.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At September 30, 2013 and September 30, 2012, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, IPC had net operating loss carry forwards at September 30, 2013 of approximately $142.4 million and $64.2 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $6.7 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin or have begun expiring in 2019 and 2013 respectively.

The carrying value of our deferred tax assets, which was approximately $49.4 million at September 30, 2013, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2013	2012
Cash used in operating activities	$(1,561)	$(4,197)
Cash provided by (used in) investing activities	1,248	(1,284)
Cash used in financing activities	-	(33,485)

At September 30, 2013, IPC’s principal source of liquidity was $30.8 million in cash and cash equivalents and $0.2 million in short-term investments. IPC adheres to an investment policy with minimal market or settlement risk with its current holdings. There are no restrictions or limitations regarding access to the $30.8 million in cash and cash equivalents and $0.2 million in short-term investments. Since inception, IPC has financed its operations primarily through the sale of preferred and common stock and cash flow from operations.

For the nine months ended September 30, 2013, net cash used in operating activities was $1.6 million, primarily consisting of our net loss adjusted for share-based compensation, depreciation and amortization of property and equipment, impairment of long-lived assets and accrual for lease obligations of $2.2 million and cash used of $0.3 million, primarily due to a decrease in accrued expenses and an increase in prepaid expenses. This was partially offset by increases in the accrual for lease obligations, accounts payable and other liabilities of $0.9 million.

For the nine months ended September 30, 2012, net cash used in operating activities was $4.2 million, primarily consisting of our net loss of $2.1 million and cash used of $4.1 million, primarily due to payment of accounts payable, income taxes, accrued expenses and other liabilities. This was partially offset by decreases in prepaid expenses and other current assets of $1.0 million and other assets of $1.0 million.

For the nine months ended September 30, 2013, net cash provided by investing activities was $1.2 million representing $1.5 million relating to the purchases of short-term investments and $1.0 million relating to purchases of restricted cash equivalents, offset by redemptions of short-term investments of $2.7 million and redemptions of restricted short-term investments of $1.0 million.

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

IPC has a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in the Sacramento area which housed IPC’s corporate headquarters until May 2013. IPC has two, consecutive options to extend the term for five years each at the prevailing market rent. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. The monthly sublease rent is less than IPC’s rent obligation to the landlord. Throughout the term of the lease, the Company is required to maintain a $1.0 million letter of credit as collateral for the Company’s obligations under this non-cancelable lease. As of September 30, 2013 and December 31, 2012, restricted cash equivalents and short-term investments consisted of $1.0 million each, respectively.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a non-cancelable lease expiring in October 2014.  This facility is currently fully subleased to two tenants for the remainder of IPC’s lease term.

Future minimum lease commitments as of September 30, 2013 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2013	65
2014	252
2015	214
2016	214
Thereafter	35
$780

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

(b)

During our second fiscal quarter of 2012, our management evaluated and modified our internal controls over financial reporting in light of changes to the Company’s business processes necessitated by the discontinuation of the lead generation business and the implementation of a patent licensing business. There has been no change in our internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:            OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

None

ITEM 1A.           RISK FACTORS.

Risks Related to Our Business

Our Patent Licensing Business revenues will be unpredictable.

We received no revenues in 2012 or during the three and nine months ended September 30, 2013, from the Patent Licensing Business. Since we have not historically generated revenues from the Patent Licensing Business, our historical financial and operating information is of limited value in evaluating the Patent Licensing Business and our future prospects. Moreover, we expect that revenues from the Patent Licensing Business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent litigation.  We will continue to incur salary, legal and other expenses of operating our business, including the expenses of a public company. Our results of operations and financial condition will be materially adversely affected if we fail to effectively manage our overhead costs associated with the Patent Licensing Business, we become involved in expensive litigation or settlement proceedings which may or may not have successful outcomes, or if the Patent Licensing Business does not perform to our expectations.  In addition, the members of our management team do not have significant experience operating a business focused on licensing and otherwise enforcing patented technologies, and therefore may require time to adequately familiarize themselves with the nature of our new Patent Licensing Business.

If the validity of any of our patents is challenged, our business may be harmed.

The success of our Patent Licensing Business model will depend on our ability to generate royalty fees from licensing our technology or damages from patent infringement lawsuits. However, it is possible that one or more of our patents might be declared invalid if challenged by an entity against whom we seek to enforce our patent rights. These challenges to the validity of our patents may be made by defendants in the course of litigation or by requesting a re-examination before the U.S. Patent and Trademark Office. For example, one of our patents was recently declared invalid by a federal district court, requiring us to appeal to the federal circuit, and litigation involving another patent has been stayed pending reexamination proceedings before the USPTO. Even if our patents are upheld as valid, we may incur significant legal and expert fees and costs in the litigation and/or re-examination process, which may take several years to conclude and delay our ability to generate revenues.

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

Our success is dependent in part upon the continued services of the members of our senior management team. IPC has no long-term employment agreements with any of its employees that provide for their continued employment with us. The Company maintains a life insurance policy on two employees that names the Company as the beneficiary, but the loss of the services of any employee could have a material adverse effect on our business, financial condition and results of operations.

Our adoption of a shareholder rights plan may reduce the volume of trading in our stock because it limits the ability of persons or entities from acquiring a significant percentage of our outstanding stock.

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

Dated: November 7, 2013	INTERNET PATENTS CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer