Form 10-K
period 2013-12-31
Internet Patents Corp
filed 2014-02-26
CIK 1077370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities ExchangeAct of 1934
for the fiscal year ended December 31, 2013
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities ExchangeAct of 1934
for the transition period from to

Commission File Number 0-26083

INTERNET PATENTS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	94-3220749 (I.R.S. Employer Identification No.)

101 Parkshore Drive. Suite 100

Folsom, California 95630

(Address of principal executive offices and zip code)

(916) 932-2860

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐NO  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐  NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrants was required to submit and post such files). YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Outstanding shares of registrant’s common stock, $0.001 par value, as of February 14, 2014: 7,751,952

INTERNET PATENTS CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

            Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our” and “us” refer to Internet Patents Corporation (“IPC”) and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

Certain information contained in this Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including: our ability to generate revenues from our new business model; our ability to effectively and efficiently manage patent infringement litigation we initiate; our ability to achieve profitability; and legislative, regulatory and judicial developments affecting patent licensing and enforcement. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in Item 1A ”Risk Factors” of this report.

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

From its inception through December 21, 2011, IPC operated an online insurance marketplace that electronically matched consumers and providers of automobile, property, health, term life, and small business insurance. IPC discontinued this business in connection with the sale of substantially all of its assets (the “Disposition”) to Bankrate, Inc. (“Bankrate”) in a transaction that closed on December 21, 2011 (“Disposition Date”).On the Disposition Date and in connection with the Disposition, the Company changed its name from InsWeb Corporation (“InsWeb”) to Internet Patents Corporation.

Patent Licensing Business

Since the Disposition Date, IPC’s business consists solely of plans to license and otherwise enforce its portfolio of seven e-commerce patents (“Patent Licensing Business”).  From its original incorporation, IPC was among the earliest companies operating exclusively online, and we employed a significant staff of software and systems engineers to develop technology leveraging the power of the internet. Although our principal business focus at that time was online insurance lead generation, the problems that our technology experts faced were common to many e-commerce companies. IPC's innovative solutions to these problems are now covered by patents that we believe apply to many e-commerce activities, including:

●	personalized product recommendations to web site visitors;
●	retargeting or remarketing to web site visitors;
●	online registration and application processes and forms;
●	maintaining consistent look and feel of web pages in multiple languages; and
●	generating quick or even real time product rate requests.

Under U.S. law, a patent owner is entitled to exclude others from making, selling or using the patented invention for the life of the patent, generally twenty years from its filing date, with some possible term extensions by statute. The patent holder may grant one or more licenses to the patented invention, typically allowing the licensee to make, use and/or sell the patented invention in return for a royalty paid to the patent owner. A patent owner also may sue and recover damages from unlicensed parties for past patent infringement and sometimes future royalties. Although we intend to attempt to negotiate a reasonable royalty for licenses to the patented technologies, we may not be able to reach a negotiated settlement with the accused infringer. In that case we expect to vigorously litigate our infringement claims. To date, none of the Company's patents has generated direct revenues or been subject to a final adjudication of its validity.

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

IPC’s patent portfolio consists of 7 patents, each of which is described below, and 2 patent applications. All of our patents are considered utility patents. All of the issued patents are wholly-owned by IPC, except for U.S. Patent No 7,389,246 in which IPC transferred a one-half ownership interest to an unrelated company on a royalty free basis.

Event Log (U.S. Patent No. 6,898,597) filed November 9, 1999; patent term expires in November 2019

This patent describes an event logging system that monitors for the occurrence of predefined web site usage events having some business significance, records the occurrence of those events, and also records the events' associated context information. The system includes a software event identification routine, executing within web server software or other web-related application software, that monitors for the occurrence of an event and gathers a desired set of related context information. A database interface, usable by one or more distinct web servers or applications, is used to insert the information into an event database. The event database can later be processed to add, modify, or delete event data, as well as prepare the data for integration into other databases or the preparation of reports.

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

System and method for optimizing and processing electronic pages in multiple languages (U.S. Patent No. 8,595,355) filed September 12, 2006; patent term expires in November 2019

This patent was issued from a continuation application filed with respect to U.S Patent No. 7,107,325. It adds certain claims to the parent patent regarding web page processing system that processes a user’s requests using predefined, flexible templates and corresponding logic.

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

Dynamic tabs for a graphical user interface (U.S. Patent No. 7,707,505) filed March 23, 2000; patent term expires March 2025

This patent describes a dynamic, intelligent user interface for an on-line, virtual application that uses user input to customize the subsequent display of application data and queries presented to the user/applicant. The invention includes a facility for intelligent editing, data state presentation, and error flagging and correction. In one embodiment of the invention, the intelligent user interface is implemented as part of a series of dynamically generated web pages (a form set) presented to a user of an e-commerce Internet web site. This presentation is in the form of a collection of tabbed panes of data, the selected pane being displayed on a web page, wherein each pane contains one or more pages of data and queries. This organization and presentation of the virtual application provides re-entrant editing; error trapping, flagging, and correction; and easy navigation from sub-pane to sub-pane (page to page) within each pane and from pane to pane using the tabs and conventional browser Back and Forward button functionality.

Insurance rating calculation software component architecture (U.S. Patent No. 7,389,246) filed February 15, 2000; patent term expires in March 2024

This patent describes a product rate calculation system that utilizes a software component architecture providing a flexible insurance rating calculation system that can easily be scaled, modified, expanded, and implemented in various computer system operating environments, while still providing quick, and even real-time responsiveness to product rate requests. The product rate calculation system includes a product application or component object that requests a product rate from a product rate calculation software component, and can supply some or all of the rating information needed for the calculation. One or more support software components and one or more protocol stacks facilitate component communication.

Insurance Agent Contact System (U.S. Patent No. 7,640,176) filed May 20, 1999; patent term expires in November 2022

This patent describes an online insurance information system that is comprised of an insurance quoting system, an agent contact system, agent systems, and customer systems. The agent contact system comprises a customer interfacing subsystem, a create contact engine, an agent interfacing subsystem, and a process contact engine. The customer interfacing subsystem is coupled to the quoting system and to a given one of the customer systems for receiving an online indication by a given customer of a desire to pursue a policy with a given agent. The given customer comprises a given contact. The create contact engine identifies the given agent system and saves in a database local to the agent contact system a personal insurance profile and contact information corresponding to the given customer. The agent interfacing subsystem coupled to the given agent system receives an online indication by the given agent of a desire to view, print, or modify the contact information. The process contact engine contacts the given agent system with information regarding the given contact, and accesses and modifies the contact information in accordance with online indications made by the agent.

 System and Method for Flexible Insurance Rating Calculation (U.S. Patent No. 8,103,526) filed March 7, 2000; patent term expires in October 2022

This patent describes a product rate calculation system that operates as a rating server (e.g., a process executing on a server computer system, or a process executing on the same computer system as a client process but serving information to the client process) and provides a flexible insurance rating calculation system that can easily be modified and expanded, while still providing quick, and even real-time responsiveness to product rate requests. The product rate calculation system includes an interface to a product information database and a cache for storing product rate information for efficient reuse. The product rate information includes product rate expressions that are parsed and evaluated by an expression evaluation routine to determine a product rate. As part of the evaluation process, additional product rate information (such as look-up table data and numerical constants) as well as consumer information can be used.

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

Litigation

During 2012, IPC filed patent infringement lawsuits against six companies. Two of the companies are alleged to infringe the Event Log patent; four companies are alleged to infringe the Dynamic Tabs patent. Each of the lawsuits was filed in the U.S. District Court for the Northern District of California and trial dates for the lawsuits have not been set. The following table summarizes the status of current litigation:

●

In our suit against TellApart and eBags alleging infringement of the Event Log patent, the U.S. Patent and Trademark Office (“USPTO”) granted the defendants’ petition for ex parte re-examination of the Event Log patent. The US District Court granted defendants’ motion to stay the litigation for the duration of the USPTO’s re-examination. IPC is responding to Office Actions issued by the USPTO in the reexamination.

●

The four separate Dynamic Tabs cases we filed against the Active Network, Inc, the General Automobile Insurance Services, Inc, Quinstreet Inc. and Tree.com were reassigned to a single judge. On September 24, 2013, the court ruled that the Dynamic Tabs patent was invalid for lack of patent-eligible subject matter and granted a motion to dismiss filed by The General. The court later dismissed the cases against the other three defendants on the same basis.  On October 23, 2013, IPC appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit and filed its opening brief on January 29, 2014.

Employees

As of December 31, 2013, IPC had 3 full-time employees. IPC has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. IPC believes that its future success will depend in part on the continued service of its senior management. IPC has no long-term employment agreements with any of its personnel.

Competition

We believe that each patent owned by IPC represents a unique technology that many third parties have or will find valuable to their operations. We therefore do not believe that we face direct competition. In offering a license or in asserting a claim of infringement, however, we may cause the third parties to alter their business operations rather than pay us an on-going royalty.

Available Information

For further discussion concerning our business, see the information included in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 Financial Statements and Supplementary Data” of this report.

You may obtain free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, as well as other Corporate Governance Materials on our website at http://ir.internetpatentscorporation.net, or by contacting our corporate office by calling (916) 932-2860, or by sending an e-mail message to info@internetpatentscorporation.net.

We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Any materials we file with the SEC are accessible to the public at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also utilize the SEC’s Internet website, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC website is http://www.sec.gov.

Item 1A.Risk Factors.

Risks Related to Our Business

Our Patent Licensing Business revenues will be unpredictable.

We received no revenues in 2013 or 2012 from the Patent Licensing Business. Our historical financial and operating information therefore is of limited value in evaluating the Patent Licensing Business and our future prospects. Moreover, we expect that revenues from the Patent Licensing Business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent litigation.  We will continue to incur salary, legal and other expenses of operating our business, including the expenses of a public company. Our results of operations and financial condition will be materially adversely affected if we fail to effectively manage our overhead costs associated with the Patent Licensing Business, we become involved in expensive litigation or settlement proceedings which may or may not have successful outcomes, or if the Patent Licensing Business does not perform to our expectations.  In addition, the members of our management team do not have significant experience operating a business focused on licensing and otherwise enforcing patented technologies, and therefore may require time to adequately familiarize themselves with the nature of our new Patent Licensing Business.

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

We believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to license our patents to other entities on a voluntary basis. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license our patents or pay damages for past infringement. This may result in increased expenses, delay the recovery of damages and harm our business.

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

Adverse changes in general economic conditions could adversely affect our operating results

The severe economic downturn in the United States in 2007- 2008 resulted in a record level of corporate insolvencies. We are unable to estimate the probability that companies that we assert our patents against will have sufficient resources to fully compensate us for their past infringement or future use of our patented technologies. The inability to recover full value from a significant number of entities would harm our future revenues.

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

Our success is dependent in part upon the continued services of the members of our senior management team. IPC has no long-term employment agreements with any of its employees that provide for their continued employment with us, and the loss of the services of any employee could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

IPC has a non-cancelable 24 month lease through May 15, 2015 for approximately 800 square feet of office space in Folsom, California, which is currently IPC’s corporate headquarters.

IPC has a non-cancelable 5-year full-service lease for approximately 16,000 square feet of office space in a building that housed IPC’s headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. IPC has two consecutive options to extend the term for five years, each at the then prevailing market rent. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term, which expires in February 2017. The monthly sublease rent is less than IPC’s rent obligation to the landlord. As of December 31, 2013, IPC is expected to receive $431,000 from the sub-lessee for the remainder of IPC’s lease.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a lease expiring in September 2014. This facility is currently fully subleased to two tenants. As of December 31, 2013, IPC is expected to receive $77,000 from the two sub-lessees during the remainder of IPC’s lease.

Item 3.   Legal Proceedings.

On June 29, 2012, Internet Patents Corporation filed a lawsuit against eBags, Inc, and TellApart, Inc. alleging infringement of U.S. Patent No. 6,898,587 entitled “Event Log Information in Client-Server Computer System.” The lawsuit was filed in the U.S. District Court for the Northern District of California. In 2013, the U.S. Patent and Trademark Office (“USPTO”) granted the defendants’ petition for ex parte re-examination of the Event Log patent. The court subsequently granted defendants’ motion to stay the litigation for the duration of the USPTO’s re-examination. IPC is responding to Office Actions issued by the USPTO in the reexamination.

On September 27, 2012, Internet Patents Corporation(“IPC”) filed two patent infringement lawsuits in the U.S. District Court for the Northern District of California against: 1) The General Automobile Insurance Services, Inc, d/b/a The General, Permanent General Assurance Corporation and Permanent General Assurance Corporation of Ohio; and 2) The Active Network. The lawsuits allege infringement of U.S. Patent No. 7,707,505 entitled “Dynamic Tabs for a Graphical User Interface” (“the Dynamic Tabs Patent”). On December 21, 2012, Internet Patents Corporation (“IPC”) filed patent infringement lawsuits in the U.S. District Court for the Northern District of California against Tree.com and Quinstreet, Inc.. The lawsuits also allege infringement of the Dynamic Tabs Patent. In 2013, the four separate Dynamic Tabs cases were reassigned to a single judge. On September 24, 2013, the court ruled that the Dynamic Tabs patent was invalid for lack of patent-eligible subject matter and granted a motion to dismiss filed by The General. The court later dismissed the cases against the other three defendants on the same basis. On October 23, 2013, IPC appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit, and filed its opening brief on January 29, 2014.

 Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

IPC’s common stock is quoted on the Nasdaq Capital Market under the symbol “PTNT.” As of December 31, 2013, there were approximately 1,400 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of IPC’s common stock as reported on the Nasdaq Capital Market:

	Price Range Quarter Ended
	High	Low
2013
December 31, 2013	$3.50	$3.03
September 30, 2013	$3.72	$3.15
June 30, 2013	$3.75	$3.45
March 31, 2013	$4.00	$3.66

2012
December 31, 2012	$4.10	$3.36
September 30, 2012	$3.75	$3.42
June 30, 2012	$4.04	$3.18
March 31, 2012	$8.62	$3.26

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

Under U.S. law, a patent owner is entitled to exclude others from making, selling or using the patented invention for the life of the patent, generally twenty years from its filing date, with some possible term extensions by statute. The patent holder may grant one or more licenses to the patented invention, typically allowing the licensee to make, use and/or sell the patented invention in return for a royalty paid to the patent owner. A patent owner also may sue and recover damages from unlicensed parties for past patent infringement and sometimes future royalties. Although we intend to attempt to negotiate a reasonable royalty for licenses to the patented technologies, we may not be able to reach a negotiated settlement with the accused infringer. In that case we expect to vigorously litigate our infringement claims. To date, none of the Company's patents has generated direct revenues or been subject to a final adjudication of its validity.

Our future revenues are expected to consist of the royalties from licensing the patents and damages for past infringement. We expect significant resistance from entities that we believe infringe one or more of our patents, at least until the validity of the patents can be established. Patent infringement litigation can be expensive and often takes several years to reach the trial stage, and the appeals process could result in further delays in receiving royalties or damage awards. For these reasons, IPC cannot estimate what revenues, if any, it will receive in 2014. In addition to general and administrative expenses, including salaries and benefits, rent and utilities, we will incur expenses associated with patent infringement litigation and being a public company. We cannot predict if we will generate revenues or be profitable in 2014.

During 2012 IPC filed patent infringement lawsuits against six companies. Two of the companies are alleged to infringe the Event Log patent; four companies are alleged to infringe the Dynamic Tabs patent. Each of the lawsuits was filed in the U.S. District Court for the Northern District of California and trial dates for the lawsuits have not been set.

Results of Operations

 Fiscal 2013 compared to Fiscal 2012

The following table sets forth selected statement of operations data with the respective percentage change from the prior year (dollars in thousands):

	2013	2012	% Change from the Prior Year 2013	% Change from the Prior Year 2012

Revenues	$-	$-	N/A	*

Operating expenses:
General and administrative	2,688	2,959	-9%	-7%
Total operating expenses	2,688	2,959	-9%	-10%
Loss from operations	(2,688)	(2,959)	-9%	-10%
Other income	25	172	-85%	1,047%
Net loss before income taxes	(2,663)	(2,787)	-4%	-15%
Income tax benefit	-	(61)	N/A	N/A
Net loss	(2,663)	(2,726)	-2%	-17%
Comprehensive loss	$(2,663)	$(2,726)	-2%	1,977%

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased 9% to $2.7 million in 2013 from $3.0 million in 2012. The decrease was primarily due to a reduction in administrative headcount, reduced rent, accounting services, consulting services, insurance, board of director fees and business taxes. The decrease was offset by a $606,000 one-time charge to record an accrual for lease obligations related to the sublease of the Rancho Cordova facility and also due to increases in litigation and general legal expenses and share-based compensation expense for the options granted on July 1, 2013 to the non-employee directors. We expect general and administrative expenses for fiscal year 2014 to be approximately $2.0 million.

 Other Income. Other income was $25,000 in 2013, compared to $172,000, in 2012. In 2012, other income included a one-time payment of $99,000 received by IPC following the settlement of commercial litigation and a supplemental payment from Bankrate of $67,000 related to the collection of outstanding accounts receivable subsequent to the Disposition Date. In addition, $25,000 and $6,000 was recognized in 2013 and 2012, respectively, for interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments. IPC expects that other income will consist entirely of returns received from its investment portfolio in the near future, which will be negligible given the current interest rate environment in the United States.

Income Taxes. IPC recognized federal and state income tax benefits of $61,000 in 2012, due to the difference between the income tax expense recognized for the year ended December 31, 2011 and the actual tax liability incurred when the income tax returns were filed during the quarter ended September 30, 2012.

Off-Balance Sheet Arrangements. The Company had no off-balance sheet arrangements in 2013 or 2012.

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

Revenue Recognition.  The Company has not yet determined the methodology it will use for recognizing revenues from royalties for licensing its patents or from damages for past infringement, as no agreements or judgments related to these types of revenue streams had been entered into or paid, respectively, as of December 31, 2013.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2013 and December 31, 2012, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, IPC had net operating loss carry forwards at December 31, 2013 of approximately $142.9 million and $64.4 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.2 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2019 and 2014, respectively.

The carrying value of our deferred tax assets, which was approximately $49.5 million at December 31, 2013, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

 Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Years Ended December 31,
Cash Flows provided by (used in)	2013	2012

Operating activities	$(2,203)	$(4,485)

Investing activities	1,248	(1,288)

Financing activities	—	(33,485)

Decrease in cash and cash equivalents	$(955)	$(39,258)

At December 31, 2013, IPC’s principal source of liquidity was $30.1 million in cash and cash equivalents and $0.2 million in short-term investments. IPC adheres to an investment policy with minimal market or settlement risk with its current holdings. There are no restrictions or limitations regarding access to the $30.1 million in cash and cash equivalents and $0.2 million in short-term investments. Since inception, IPC has financed its operations primarily through the sale of preferred and common stock and, until the Disposition, cash flow from operations.

In 2013, net cash used in operating activities was $2.2 million, primarily consisting of our net loss adjusted for share-based compensation, depreciation and amortization of property and equipment, impairment of long-lived assets and accrual for lease obligations of $2.0 million and cash used of $0.3 million, primarily due to a decrease in accrued expenses and accounts payable. This was partially offset by increases in other liabilities and a decrease in prepaid expenses of $0.1 million.

In 2012, net cash used by operations was $4.5 million. This primarily consisted of IPC’s net loss of $2.7 million and cash used of $4.0 million, primarily due to payment of accounts payable, income taxes, accrued expenses and other liabilities. This was partially offset by a decrease in prepaid expenses and other current assets of $1.2 million and other assets of $1.0 million.

In 2013, net cash provided by investing activities was $1.2 million representing $1.5 million relating to the purchases of short-term investments and $1.0 million relating to purchases of restricted cash equivalents, offset by redemptions of short-term investments of $2.7 million and redemptions of restricted short-term investments of $1.0 million.

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

INTERNET PATENTS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Internet Patents Corporation

We have audited the accompanying consolidated balance sheets of Internet Patents Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet Patents Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Sacramento, California

February 25, 2014

 INTERNET PATENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$30,113	$31,068
Short-term investments	249	1,497
Restricted cash equivalents and short-term investments	1,000	1,000
Prepaid expenses and other current assets	144	169
Total current assets	31,506	33,734
Property and equipment, net	1	32
Other assets	29	27
Total assets	$31,536	$33,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$220	$234
Accrued expenses	253	346
Total current liabilities	473	580

Accrued lease obligation, non-current	444	-
Income tax liability	101	101
Other liabilities	45	-
Total liabilities	1,063	681

Stockholders’ equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2013 and 2012	-	-
Common stock, $0.001 par value. Authorized: 25,000 shares; 11,033 shares issued and 7,752 shares outstanding at 2013 and 2012	11	11
Paid-in capital	221,750	221,726
Treasury stock, 3,281 shares at 2013 and 2012	(6,788)	(6,788)
Accumulated deficit	(184,500)	(181,837)
Total stockholders’ equity	30,473	33,112
Total liabilities and stockholders’ equity	$31,536	$33,793

See accompanying notes.

INTERNET PATENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012

Revenues	$-	$-

Operating expenses:
General and administrative	2,688	2,959
Total operating expenses	2,688	2,959
Loss from operations	(2,688)	(2,959)
Other income	25	172
Net loss before income taxes	(2,663)	(2,787)
	(2,663)	(2,787)
Income tax benefit	-	(61)
Net loss	(2,663)	(2,726)

Net loss per share:
Basic and diluted	$(0.34)	$(0.36)

Shares used in computing loss per share:
Basic and diluted	7,752	7,659

See accompanying notes.

 INTERNET PATENTS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Years ended December 31,
	2013	2012

Net loss	$(2,663)	$(2,726)
Comprehensive loss	$(2,663)	$(2,726)

See accompanying notes.

 INTERNET PATENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2013 and 2012

(Amounts in thousands, except per share amounts)

	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balances, December 31, 2011	9,863	$10	$216,401	(3,256)	$(6,589)	$(140,499)	$69,323
Issuance of shares through employee stock purchase plan and stock option plan	1,170	1	5,325	—	—	—	5,326
Cash distribution, $5 per common share	—	—	—	—	—	(38,612)	(38,612)
Repurchase of shares	—	—	—	(25)	(199)	—	(199)
Net loss	—	—	—	—	—	(2,726)	(2,726)

Balances, December 31, 2012	11,033	$11	$221,726	(3,281)	$(6,788)	$(181,837)	$33,112
Share-based compensation	—	—	24	—	—	—	24
Net loss	—	—	—	—	—	(2,663)	(2,663)
Balances, December 31, 2013	11,033	$11	$221,750	(3,281)	$(6,788)	$(184,500)	$30,473

See accompanying notes.

INTERNET PATENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,663)	$(2,726)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	24	-
Depreciation and amortization	14	20
Interest income on short-term investments	-	6
Impairment of long-lived assets	14	-
Loss on disposal of equipment	3	-
Loss on sublease	637	-

Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	25	1,205
Other assets	(2)	1,000
Accounts payable	(14)	(3,151)
Accrued expenses and other current liabilities	(286)	(195)
Income taxes payable	-	(644)
Other liabilities	45	-
Net cash used in operating activities	(2,203)	(4,485)

Cash flows from investing activities:
Purchases of short-term investments	(1,494)	(2,229)
Redemptions of short-term investments	2,742	1,954
Purchases of restricted cash equivalents and short-term investments	(1,000)	(1,000)
Redemptions of restricted short-term investments	1,000	-
Purchases of property and equipment	-	(10)
Change in interest receivable	-	(3)
Net cash provided by(used in) investing activities	1,248	(1,288)
Cash flows from financing activities:
Proceeds from issuance of common stock through stock plans, net of repurchases	-	5,127
Distribution paid	-	(38,612)
Net cash used in financing activities	-	(33,485)
Net decrease in cash and cash equivalents	(955)	(39,258)
Cash and cash equivalents, beginning of year	31,068	70,326
Cash and cash equivalents, end of year	$30,113	$31,068
Supplemental disclosures of cash flow information and non-cash transactions:
Treasury Stock (In January, 2012 25,000 shares were tendered to the Company from a non-employee board of director at a value of $7.95 per share).	-	199

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

As a result of the Disposition, we no longer conduct the insurance lead generation business, and have agreed not to reenter that business for a period of ten years.  We intend to develop and operate a business that licenses and otherwise enforces our patented technologies. Our future revenues are expected to consist entirely of the royalties from licensing the patents and damages for past infringement. IPC cannot estimate what revenues, if any, it will receive in 2014. In addition to general and administrative expenses, including salaries and benefits, rent and utilities, we expect to incur expenses associated with patent infringement litigation.

2.           Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of IPC and its wholly-owned subsidiaries, Goldrush Insurance Services, Inc. and InsWeb Insurance Services, Inc. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

IPC recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity is required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made.

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

2.           Summary of Significant Accounting Policies (continued)

Revenue recognition

The Company has not yet determined the methodology it will use for recognizing revenues from royalties for licensing its patents or from damages for past infringement, as no agreements related to these types of revenue streams had been entered into as of December 31, 2013.

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

IPC evaluates the recoverability of its long-lived assets, including intangible assets subject to amortization in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment. ASC 360 requires the recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds fair value. IPC assesses the impairment of its long-lived assets annually or when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impaired asset charge of $14,000 related to leasehold improvements at IPC’s former headquarters in Rancho Cordova, California was recognized for the year ended December 31, 2013. No such indicators of impairment were identified as of December 31, 2012.

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

During the years ended December 31, 2013 and 2012, we had no customers or accounts receivable. Pursuant to the terms of the asset purchase agreement, Bankrate was required to pay us amounts it received from customers for the insurance lead generation business we conducted prior to the Disposition Date. The amount that IPC received from Bankrate in 2012 for accounts receivable purchased from IPC was approximately $67,000. No payments were received during 2013, and no additional payments in the future are expected.

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

2.           Summary of Significant Accounting Policies (continued)

IPC recognizes compensation costs for stock-based payments to employees and its Board of Directors, based on their grant-date fair value on a straight-line approach over the service period for which such awards are expected to vest. The fair value of stock options granted pursuant to the IPC’s 1997 and 2008 Stock Option Plans and Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the BSM option-pricing model. The determination of fair value is affected by IPC’s stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, IPC’s assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the BSM option-pricing model calculation are:

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

In conjunction with the Disposition, all of the Company’s outstanding and unvested stock options vested. As of December 31, 2013 and 2012, the Company had no outstanding unrecognized stock-based compensation.

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

2.           Summary of Significant Accounting Policies (continued)

The following table reconciles the denominator used to calculate basic and diluted net loss per share of common stock:

	Year Ended December 31,
(In thousands)	2013	2012

Numerator for basic and diluted net loss per share:
Net loss available to common shareholders:	$(2,663)	$(2,726)

Denominator for net loss per share:
Basic and diluted—weighted average shares of common stock outstanding	7,752	7,659

Potentially dilutive securities are not included in the diluted net income calculation, because the Company had a net loss from operations, net of tax. The antidilutive securities that are not included in the calculation above are employee stock options to purchase shares totaling 371 as of December 31, 2013 and 673 as of December 31, 2012.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, it requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on the financial statements.

In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

3.           Share-Based Payments

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

In May 2003, the Option Plan was amended, with stockholder approval, to provide that each director would receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. Pursuant to the Option Plan, on July 1, 2013 fully vested options to purchase 5,000 shares of common stock were granted to each of the three non-employee directors with an exercise price of $3.56. The Board of Directors agreed to forgo their equity grants in 2012.

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

Options granted under the above plans are priced at the common stock’s fair market value on the date of grant and generally vest ratably over the requisite service period. No option grants were awarded to employees in either 2012 or 2013.

3.           Share-Based Payments (continued)

The Company has reserved common shares for issuance in conjunction with the issuance of options underlying the Option Plan and the Executive Plan.

Options outstanding and currently exercisable by exercise price at December 31, 2013 are as follows:

			Options Outstanding		Options Currently Exercisable
Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Number Outstanding	Weighted Average Exercise Price
(in thousands, except contractual life and exercise price amounts)
$3.25	-	$5.10	28	2.95	28	$3.79
$5.25	-	$5.25	2	1.25	2	5.25
$7.00	-	$7.00	31	1.96	31	7.00
$7.22	-	$7.70	33	2.04	33	7.62
			94	2.27	94	$6.25

Share-based compensation expense resulting from stock options and the Purchase Plan for the years ended December 31, 2013 and 2012 were included in income in the amount of $24,000 and $0, respectively. There was no unrecognized compensation expense related to options as of the year ended December 31, 2013.

The fair value of share-based awards granted pursuant to IPC’s stock option plans was estimated using the BSM option-pricing model with the following weighted average assumptions for the years ended December 31, 2013 and 2012:

	Year Ended December 31
	2013	2012

Expected term (in years)	3.0	—
Expected volatility	0.69	—
Risk-free interest rate	0.65%	—%
Expected dividend	—	—
Weighted-average fair value at grant date	$1.61	$—

Activity under all of IPC’s stock option plans is as follows:

(in thousands, except exercise price amounts)	Shares Available for Grant	Shares Outstanding	Weighted Average Exercise Price
Balances, December 31, 2012	673	231	$8.12
Additional shares reserved	155	—	—
Granted	(15)	15	3.56
Canceled/forfeited	152	(152)	8.54
Balances, December 31, 2013	965	94	$5.42

There were no unvested options at December 31, 2013 and December 31, 2012.

3.           Share-Based Payments (continued)

The aggregate intrinsic values of options outstanding and exercisable at December 31, 2013 and 2012 were $0 and $3,000, respectively. Aggregate intrinsic value represents the total intrinsic value (the aggregate difference between the closing stock price of IPC’s common stock of $3.12 and $3.55 on December 31, 2013 and 2012, respectively and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on December 31, 2013 and 2012, respectively. The total intrinsic value of options exercised for the years ended December 31, 2013 and 2012 were $0 and $4,174,000, respectively. The weighted-average remaining contractual terms of options outstanding and exercisable at December 31, 2013 and 2012 were 2.27 and 1.83 years, respectively.

Cash received from stock option exercises and purchases under the Purchase Plan for December 31, 2013 and 2012 were $0 and $5,326,000, respectively.

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

4.           Fair Value Measurements

The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$29,315	$29,315	$—	$—
Short-term investments	249	249	—	—
Restricted cash equivalents	1,000	1,000
Total assets at fair value	$30,564	$30,564	$—	$—

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$44	$44	$—	$—
Short-term investments	1,497	1,497	—	—
Restricted short-term investments	1,000	1,000
Total assets at fair value	$2,541	$2,541	$—	$—

Cash equivalents, short-term investments and restricted cash equivalents and short-term investments include certificates of deposit, money market deposit accounts and money funds. The carrying value of these cash equivalents, short-term investments and restricted cash equivalents and restricted short-term investments approximate fair value. For these securities, IPC uses quoted prices in active markets for identical assets to determine their fair value and are considered to be Level 1 instruments.

5.           Consolidated Financial Statement Details

Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2013	2012
Cash	$798	$31,024
Money market deposit accounts	28,022	—
Money market funds	1,293	44
	$30,113	$31,068

 IPC accounts for its short-term investments under ASC 320, “Investments - Debt and Equity Securities”. Management determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. IPC had short-term investments of $0.2 million at December 31, 2013 and $1.5 million at December 31, 2012.

At December 31, 2013, the contractual maturities of IPC’s investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

Restricted cash equivalents and restricted short-term investments

As of December 31, 2013 and December 31, 2012, restricted cash equivalents and restricted short-term investments consisted of $1.0 million each, respectively. The $1.0 million is used as collateral for a letter of credit of the same amount, which secures the Company’s obligations under the office space lease for IPC’s former corporate headquarters.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2013	2012
Prepaid insurance	$84	$60
Prepaid rent	41	39
Prepaid taxes	16	50
Other	3	20
	$144	$169

5.           Consolidated Financial Statement Details (continued)

Property and equipment

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2013	2012
Computer and office equipment	$35	$35
Furniture and fixtures	360	365
Leasehold improvements	23	23
Software	23	24
	441	447
Less accumulated depreciation	(440)	(415)
	$1	$32

Depreciation expense was $14,000 and $20,000 for the years ended December 31, 2013 and 2012, respectively.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012

Deferred rent	$—	$226
Accrued lease obligations (see Note 6)	229	95
Other	24	25
	$253	$346

During the year ended December 31, 2013, IPC discontinued using this facility and subleased the entire premises to an unrelated business for the remainder of IPC’s lease term. In evaluating our continuing lease obligations for this facility, IPC must make assumptions regarding the estimated future sublease income relative to this facility. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the current conditions in the real estate market where this IPC property is located and the inherent risks associated with its sub-lessee, the Company recorded a charge of $606,000 in the year ended December 31, 2013, representing the difference between IPC’s lease obligations and broker fees associated with this facility and the sub-lease income it expects to receive through February 2017, the expiration of our leasehold interest. Also included in the charge is an impaired asset for leasehold improvements of $14,000. The charge was offset by the unamortized portion of deferred rent, as rent expense was recognized on a straight-line base over the life of the lease. The Company recorded this charge in the statement of operations in general and administrative expenses. If this estimate or the related assumptions change in the future, IPC may be required to record a charge to increase its existing accrual.

In 2012, IPC subleased the entire facility to two unrelated entities for the remainder of IPC’s lease term, at a formerly occupied facility in San Francisco, California. In evaluating its continuing lease obligations, IPC must make assumptions regarding the estimated future sublease income relative to this facility. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the current conditions in the real estate market where this IPC property is located and the inherent risks associated with its sub-lessees, the Company recorded a charge of $95,000 in 2012, representing the difference between IPC’s lease obligations for this facility and sub-lease income it expects to receive, based on sub-leases entered into, for the duration of the lease. If this estimate or the related assumptions change in the future, IPC may be required to record a charge to increase its existing accrual. See also Note 6.

6.           Commitments and Contingencies

Leases

IPC has a non-cancelable 24 month lease through May 15, 2015 for approximately 800 square feet of office space in Folsom, California, which is currently IPC’s corporate headquarters.

IPC has a non-cancelable 5-year full-service lease for approximately 16,000 square feet of office space in a building that housed IPC’s headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. IPC has two consecutive options to extend the term for five years, each at the then prevailing market rent. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. The monthly sublease rent is less than IPC’s rent obligation to the landlord. As of December 31, 2013, IPC is expected to receive $431,000 from the sub-lessee for the remainder of IPC’s lease.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a lease expiring in September 2014. This facility is currently fully subleased to two tenants. As of December 31, 2013, IPC is expected to receive $77,000 from the two sub-lessees during the remainder of IPC’s lease.

Future minimum lease commitments as of December 31, 2013 are summarized as follows (in thousands):

Years ending December 31,	Future minimum lease commitments

2014	$466
2015	350
2016	350
2017	58
Thereafter	—
$1,224

Rent expense, net of sub-lease income and amortization of accrued lease obligations, for the years ended December 31, 2013 and 2012 was $118,000 and $274,000, respectively.

Future minimum sub-lease payments expected to be received as of December 31, 2013 are summarized as follows (in thousands):

Years ending December 31,	Future minimum sub- lease payments

2014	$213
2015	136
2016	136
2017	23
$508

7.           Income Taxes

The components of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2013	2012
Net operating loss carry forwards	$48,133	$47,335
Tax credit carry forwards	981	981
Accruals and allowances	296	90
Other	46	162
Total deferred tax asset	49,456	48,568

Less valuation allowance	(49,456)	(48,568)
Net deferred tax asset	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, IPC has recorded a valuation allowance against its deferred tax asset. The valuation allowance recorded for the year ended December 31, 2013 increased by $888,000 and for the year ended December 31, 2012 increased by $124,000.

The valuation allowance in both 2013 and 2012 includes $2.7 million related to excess tax benefits of stock option deductions prior to the adoption of ASC Topic 718. The benefits will increase additional paid-in capital when realized.

For tax return purposes, IPC had net operating loss carry forwards at December 31, 2013 of approximately $142.9 million and $64.4 million for federal income tax and state income tax purposes, respectively. Federal and state net operating loss carry forwards begin expiring in 2019 and 2014, respectively. IPC also had federal research and development credits of approximately $0.7 million which will begin expiring in 2018, and a federal alternative minimum tax credit of approximately $0.5 million, which does not expire.

IPC did not recognize any expense or benefit for the year ended December 31, 2013. IPC recognized $25,000 and $36,000 in current federal and state tax benefit, respectively, for the year ended December 31, 2012.

The effective tax rate for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2013	2012
Federal tax at statutory rate	34.0%	34.0%
Share based compensation	(0.3)%	43.2%
Contingent liability true-up	0.0%	14.7%
Other	(0.6)%	(0.3)%
Adjustment due to change in valuation allowance	(33.1)%	(89.4)%
	(0.0)%	2.2%

7.           Income Taxes (continued)

In 2013 and 2012, the federal statutory rate is 34% as this is the rate at which the Company expects to realize its deferred tax assets in the future.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2013 and December 31, 2012, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012
Balance at January 1	$300	$300
Increase (decrease) related to prior year tax positions	—	—
Increase (decrease) related to current year tax positions	—	—
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—
Balance at December 31	$300	$300

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of income tax expense. IPC did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2013 and 2012, due to immateriality.

IPC files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. IPC is subject to U.S. federal and state examination for tax years 1999 through 2013, due to unutilized net operating losses and research credits. On July 11, 2013 the Company was informed by the Department of the Treasury that the 2011 tax year will be subject to examination. There have been no audit adjustments as of December 31, 2013. Although there can be no assurance about the ultimate outcome of any tax examination, management believes there will be no material impact on the Company's financial position or results of operations.

8.           Other Income

The Company recognized interest income in 2013 and 2012 in the amount of $25,000 and $6,000, respectively. This represented interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments. IPC expects that Other Income will consist entirely of returns received from its investment portfolio in the near future, which will be negligible given current economic conditions in the United States. In 2012, other income also included a one-time payment of $99,000 received by IPC following the settlement of commercial litigation and a supplemental payment from Bankrate of $67,000 related to the collection of outstanding accounts receivable subsequent to the Disposition Date.

9.           Employee Benefit Plan

Until its termination effective June 1, 2012, IPC had a defined contribution plan offered to all eligible employees, which was qualified under section 401(k) of the Internal Revenue Code. IPC matched 50% of the first 4% of elective contributions made by each qualifying employee in 2012 and an additional discretionary match up to an additional 50% of the first 4% of elective contributions, if certain adjusted EBITDA targets are met. Employer contributions for the years ended December 31, 2013 and 2012 were $0 and $3,000.

 10.          Distribution

 On January 4, 2012, the Board of Directors declared a special distribution of $5 per share of Common Stock and set February 9, 2012 as the record date and March 10, 2012 as the payment date for the special cash distribution. There were 7,722,377 shares outstanding on the record date and the Company distributed a total of $38,612,000 to shareholders on the payment date. There were no such distributions for the year ending December 31, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation using criteria established in Internal Control – Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

(c)

Changes in internal control over financial reporting. There has been no change in IPC’s internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, IPC’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2014.

INTERNET PATENTS CORPORATION

By:	/s/ HUSSEIN A. ENAN
Hussein A. Enan Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive Officer	February 25, 2014
Hussein A. Enan

/s/ STEVEN J. YASUDA	Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2014
Steven J. Yasuda

/s/ JAMES M. CORROON	Vice Chairman of the Board	February 25, 2014
James M. Corroon

/s/ DENNIS H. CHOOKASZIAN	Director	February 25, 2014
Dennis H. Chookaszian

/s/ THOMAS W. ORR	Director	February 25, 2014
Thomas W. Orr

INTERNET PATENTS CORPORATION

EXHIBITS TO FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2013

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

3.3

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 11, 2013, (Incorporated by reference herein to exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on March 13, 2013).

3.4

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 12, 2013, (Incorporated by reference herein to exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on March 13, 2013).

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

21.1	Subsidiaries of Company. ✔

23.1	Consent of Independent Registered Public Accounting Firm. ✔

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. ✔

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. ✔

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. ✔

101	Extensible Business Reporting Language (XBRL)**

✔	Included in this filing.
*	Constitutes a management contract or a compensatory plan or arrangement.
**

XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections..