Form 10-Q
period 2014-03-31
Internet Patents Corp
filed 2014-05-06
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes  No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on April 30, 2014 were 7,751,952 shares.

FORM 10-Q

INTERNET PATENTS CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$28,697	$30,113
Short-term investments	1,245	249
Restricted cash equivalents	800	1,000
Prepaid expenses and other current assets	184	144
Total current assets	30,926	31,506
Property and equipment, net	-	1
Other assets	29	29
Total assets	$30,955	$31,536

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$134	$220
Accrued expenses	241	253
Total current liabilities	375	473

Accrued lease obligation, non-current	396	444
Income tax liability	101	101
Other liabilities	45	45
Total liabilities	917	1,063

Commitments and contingencies

Stockholders’ equity:
Common stock	11	11
Paid-in capital	221,750	221,750
Treasury stock	(6,788)	(6,788)
Accumulated deficit	(184,935)	(184,500)
Total stockholders’ equity	30,038	30,473
Total liabilities and stockholders’ equity	$30,955	$31,536

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Total revenues	$-	$-

Operating expenses:
General and administrative	443	456
Total operating expenses	443	456
Loss from operations	(443)	(456)
Other income, expense, net	8	5
Net loss before income taxes	(435)	(451)
Income tax benefit	-	-
Net loss	$(435)	$(451)

Net loss per share:
Basic and diluted	$(0.06)	$(0.06)

Shares used in computing net loss per share:
Basic and diluted	7,752	7,752

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(435)	$(451)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(1)
Other comprehensive loss before tax	-	(1)
Income tax benefit related to comprehensive income	-	-
Other comprehensive loss, net of tax	-	(1)
Comprehensive loss	$(435)	$(452)

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(435)	$(451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	5
Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	(40)	21
Accounts payable	(86)	(85)
Accrued expenses and other current liabilities	(60)	(34)
Net cash used in operating activities	(620)	(544)

Cash flows from investing activities:
Purchases of short-term investments	(1,245)	(1,494)
Redemption of short-term investments	249	1,493
Purchases of restricted cash equivalents and short-term investments	-	(1,000)
Redemptions of restricted short-term investments	200	1,000
Change in interest receivable	-	4
Net cash provided by (used in) investing activities	(796)	3

Net decrease in cash and cash equivalents	(1,416)	(541)
Cash and cash equivalents, beginning of period	30,113	31,068
Cash and cash equivalents, end of period	$28,697	$30,527

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

Since the Disposition Date, IPC’s business consists solely of plans to license and otherwise enforce its portfolio of seven e-commerce patents (“Patent Licensing Business”).  From its original incorporation, IPC was among the earliest companies operating exclusively online, and we employed a significant staff of software and systems engineers to develop technology leveraging the power of the internet. Although our principal business focus at that time was online insurance lead generation, the problems that our technology experts faced were common to many e-commerce companies. IPC's innovative solutions to these problems are now covered by patents, and patent applications, that we believe apply to many e-commerce activities, including:

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly IPC’s financial position as of March 31, 2014 and the results of operations for the three months ended March 31, 2014 and 2013 and of cash flows for the three months ended March 31, 2014 and 2013. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in IPC’s Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2013 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The Company believes the disclosures in its notes to the condensed consolidated financial statements are adequate to make the information presented not misleading. IPC has evaluated subsequent events through the time of filing these financial statements. Based upon the evaluation, there was no material impact on the accompanying condensed consolidated financial statements.

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

3.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of March 31, 2014 (in thousands):

	March 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$28,326	$28,326	$—	$—
Short-term investments	1,245	1,245	—	—
Restricted cash equivalents	800	800
Total assets at fair value	$30,371	$30,371	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$29,315	$29,315	$—	$—
Short-term investments	249	249
Restricted cash equivalents	1,000	1,000	—	—
Total assets at fair value	$30,564	$30,564	$—	$—

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Fair Value Measurements (continued)

Cash equivalents, short-term investments and restricted cash equivalents include certificates of deposit, money market deposit accounts and money market funds. The carrying value of these cash equivalents, short-term investments and restricted cash equivalents approximates fair value. For these securities, IPC uses quoted prices in active markets for identical assets to determine their fair value and are considered to be Level 1 instruments.

4. Restricted Cash Equivalents and Short-Term Investments

As of March 31, 2014 and December 31, 2013, restricted cash equivalents and short-term investments consisted of $0.8 million and $1.0 million each, respectively. The $0.8 million and $1.0 million is used as collateral for a letter of credit of the same amount which secures the Company’s remaining rent obligations under the office space lease for IPC’s former corporate headquarters.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013

Accrued lease obligations	$217	$229
Other	24	24
	$241	$253

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

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Net Loss Per Share (continued)

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Three months ended March 31,
(In thousands, except per share amounts)	2014	2013

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(435)	$(451)

Denominator for net loss per share:
Basic and diluted —weighted average shares of common stock outstanding	7,752	7,752

Net loss per share:
Basic and diluted	$(0.06)	$(0.06)

Potentially dilutive securities are not included in the diluted net loss calculation, because their inclusion would have been anti-dilutive given the Company’s net loss for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014 and 2013; 0 and 732 shares issuable upon the assumed exercise of stock options respectively, are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

7. Commitments and Contingencies

Leases

IPC has a non-cancelable 24 month lease through May 15, 2015 for approximately 800 square feet of office space in Folsom, California, which is currently IPC’s corporate headquarters.

IPC has a non-cancelable 5-year full-service lease for approximately 16,000 square feet of office space in a building that housed IPC’s headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. The monthly sublease rent is less than IPC’s rent obligation to the landlord. As of March 31, 2014, IPC is expected to receive $397,000 from the sub-lessee for the remainder of IPC’s lease.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a lease expiring in September 2014. This facility is currently fully subleased to two tenants. As of March 31, 2014, IPC is expected to receive $52,000 from the two sub-lessees during the remainder of IPC’s lease.

 8. Options and Equity

As of March 31, 2014, there was no unrecognized compensation cost for all stock options outstanding, as all options became fully vested on December 11, 2011, which was ten days prior to the Disposition Date, in accordance with the IPC Stock Option and Executive Plans. All subsequent grants have been fully vested on the date of issuance. During the three months ended March 31, 2014 and 2013 there were no common share issuances associated with the exercise of stock options.

9. Subsequent Event

On April 10, 2014, the Internal Revenue Service notified IPC that its audit of the Company’s returns for tax year 2011 had been completed. The IRS made no changes to the Company’s reported income taxes.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to IPC’s future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and IPC cautions you that any forward-looking information provided by, or on behalf of, IPC is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond IPC’s control, including, but not limited to, the unpredictable nature of patent licensing and patent litigation; potential changes in the laws and regulations relating to patents and patent litigation; the risk that we are not currently engaged in the patent licensing business, and our patent portfolio has never generated revenues; future changes we may make in our patent licensing strategy; changes in the taxation of income due to the disallowance or expiration of the Company’s net operating losses; and litigation in which IPC is a party. These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in IPC’s Annual Report on Form 10-K for the year ended December 31, 2013 and other documents filed with the Securities and Exchange Commission, could cause IPC’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to IPC on the date hereof, and IPC assumes no obligation to update such statements.

Overview

IPC’s business consists solely of plans to license and otherwise enforce its portfolio of six e-commerce patents (“Patent Licensing Business”).  From its original incorporation, IPC was among the earliest companies operating exclusively online, and we employed a significant staff of software and systems engineers to develop technology leveraging the power of the internet. Although our principal business focus at that time was online insurance lead generation, the problems that our technology experts faced were common to many e-commerce companies. IPC's innovative solutions to these problems are now covered by patents, and patent applications, that we believe apply to many e-commerce activities, including:

●	personalized product recommendations to web site visitors;
●	retargeting or remarketing to web site visitors;
●	online registration and application processes and forms;
●	maintaining consistent look and feel of web pages in multiple languages; and
●	generating quick or even real time product rate requests.

Our future revenues are expected to consist of the royalties from licensing the patents and damages for past infringement. We expect significant resistance from entities that we believe infringe one or more of our patents, at least until the validity of the patents can be established. Patent infringement litigation can be expensive and often takes several years to reach the trial stage. The appeals process, or reexaminations of our patents by the US Patent and Trademark Office, could result in further delays in receiving royalties or damage awards. For these reasons, IPC cannot estimate what revenues, if any, it will receive in 2014. In addition to general and administrative expenses, including salaries and benefits, rent and utilities, we will incur expenses associated with patent infringement litigation and being a public company. We cannot predict if we will generate revenues or be profitable in 2014.

During 2012 IPC filed patent infringement lawsuits against six companies. Two of the companies are alleged to infringe the Event Log patent; four companies are alleged to infringe the Dynamic Tabs patent. Each of the lawsuits was filed in the U.S. District Court for the Northern District of California and trial dates for the lawsuits have not been set. The following table summarizes the status of current litigation:

●

In our suit against TellApart and eBags alleging infringement of the Event Log patent, the U.S. Patent and Trademark Office (“USPTO”) granted the Defendants’ petition for ex parte re-examination of the Event Log patent. The US District Court granted Defendants’ motion to stay the litigation for the duration of the USPTO’s re-examination. IPC is appealing Office Actions rejecting the claims to the USPTO Patent Appeals Board.

●

The four separate Dynamic Tabs cases we filed against the Active Network, the General, Quinstreet and Tree.com were reassigned to a single judge. On September 24, 2013, the court ruled that the Dynamic Tabs patent was invalid for lack of patent-eligible subject matter and granted a motion to dismiss filed by The General. The court later dismissed the cases against the other three defendants on the same basis.  On October 23, 2013, IPC appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit, and briefing in the appeal is underway.

Results of Operations

Operating Expenses

	Three months ended March 31,		Percentage change from
(in thousands, except percentages)	2014	2013	prior period

General and administrative	$443	$456	(3	) %

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $443,000 for the three months ended March 31, 2014 from $456,000 for the comparable period in 2013. The decrease was primarily due to a reduction in rent and board expenses, offset by an increase in accounting services and insurance expense. General and administrative expenses are expected to remain the same for the remainder of 2014.

Other Income. Other income was $8,000 for the three months ended March 31, 2014 as compared to $5,000 for the comparable period in 2013. Other Income for the three months ended March 31, 2014 and 2013 consist of interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments IPC expects that Other Income will consist entirely of returns received from its investment portfolio in the near future, which will be negligible given the conservative nature of IPC’s investment policy and the current economic conditions in the United States.

Income Taxes. Internet Patents Corporation recognized no expense for, and did not receive a benefit from income taxes for the three months ended March 31, 2014 and 2013.

Recently Adopted Accounting Pronouncements

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At March 31, 2014 and March 31, 2013, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, IPC had net operating loss carry forwards at March 31, 2014 of approximately $144.6 million and $28.9 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2019 and 2014, respectively.

The carrying value of our deferred tax assets, which was approximately $48.0 million at March 31, 2014, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Three months ended March 31,
	2014	2013
Cash used in operating activities	$(620)	$(544)
Cash provided by (used in) investing activities	(796)	3

At March 31, 2014, IPC’s principal source of liquidity was $28.7 million in cash and cash equivalents and $1.2 million in short-term investments. IPC adheres to an investment policy with minimal market or settlement risk with its current holdings. There are no restrictions or limitations regarding access to the $28.7 million in cash and cash equivalents and $1.2 million in short-term investments. Since inception, IPC has financed its operations primarily through the sale of preferred and common stock and cash flow from operations.

For the three months ended March 31, 2014, net cash used in operating activities was $0.6 million, primarily consisting of our net loss adjusted for depreciation and amortization of property and equipment of $0.4 million and cash used of $0.2 million, primarily due to payment of accounts payable, accrued expenses and prepaid expenses.

For the three months ended March 31, 2013, net cash used in operating activities was $0.5 million, primarily consisting of our net loss adjusted for depreciation and amortization of property and equipment of $0.4 million and cash used of $0.1 million, primarily due to payment of accounts payable and accrued expenses. This was partially offset by a decrease in prepaid expenses.

For the three months ended March 31, 2014, net cash used in investing activities was $0.8 million representing $1.3 million relating to the purchases of short-term investments, offset by redemptions of short-term investments of $0.3 million and redemptions of restricted cash equivalents of $0.2 million.

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

IPC has a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in the Sacramento area which housed IPC’s corporate headquarters until May 2013. IPC has two, consecutive options to extend the term for five years each at the prevailing market rent. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. The monthly sublease rent is less than IPC’s rent obligation to the landlord. Throughout the term of the lease, there is a reduction in collateral required under this non-cancelable lease. Effective, March 1, 2014, the letter of credit collateral requirement was reduced from $1.0 million to $0.8 million for the Company’s obligations under this non-cancelable lease. The collateral requirement will be reduced to $0.6 million, effective March 1, 2015 and $0.4 million, effective March 1, 2016. As of March 31, 2014 and December 31, 2013, restricted cash equivalents consisted of $0.8 million and $1.0 million each, respectively.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a non-cancelable lease expiring in October 2014.  This facility is currently fully subleased to two tenants for the remainder of IPC’s lease term. See Note 7 of the condensed consolidated financial statements for further discussion of the subleases.

Future minimum lease commitments as of March 31, 2014 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2014	$187
2015	214
2016	214
Thereafter	35
$650

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

(b)

There has been no change in our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

None

ITEM 1A.    RISK FACTORS.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31,2013.

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

Dated: May 6, 2014	INTERNET PATENTS CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer