Form 10-Q
period 2014-06-30
Internet Patents Corp
filed 2014-08-05
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2014), as reported on the Nasdaq Capital Market, was approximately $13,633,000. Registrant is a smaller reporting company as defined in Regulation S-K. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 31, 2014 were 7,751,952 shares.

FORM 10-Q

INTERNET PATENTS CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$27,969	$30,113
Short-term investments	1,493	249
Restricted cash equivalents	800	1,000
Prepaid expenses and other current assets	168	144
Total current assets	30,430	31,506
Property and equipment, net	-	1
Other assets	29	29
Total assets	$30,459	$31,536

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$131	$220
Accrued expenses	229	253
Total current liabilities	360	473

Accrued lease obligation, noncurrent	348	444
Income tax liability	101	101
Other liabilities	45	45
Total liabilities	854	1,063

Commitments and contingencies

Stockholders’ equity:
Common stock	11	11
Paid-in capital	221,750	221,750
Treasury stock	(6,788)	(6,788)
Unrealized loss on available-for-sale securities	(1)	-
Accumulated deficit	(185,367)	(184,500)
Total stockholders’ equity	29,605	30,473
Total liabilities and stockholders’ equity	$30,459	$31,536

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	439	1,157	882	1,613
Total operating expenses	439	1,157	882	1,613
Loss from operations	(439)	(1,157)	(882)	(1,613)
Other income, expense, net	7	5	15	10
Net loss before income taxes	(432)	(1,152)	(867)	(1,603)
Income tax provision	-	-	-	-
Net loss	(432)	(1,152)	(867)	(1,603)

Net loss per share:
Basic and diluted	$(0.05)	$(0.15)	$(0.11)	$(0.21)

Shares used in computing per share amounts
Basic and diluted	7,752	7,752	7,752	7,752

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net loss	$(432)	$(1,152)	$(867)	$(1,603)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1)	-	(1)	(1)
Other comprehensive loss before tax	(1)	-	(1)	(1)
Income tax provision related to comprehensive income	-	-	-	-
Other comprehensive loss, net of tax	(1)	-	(1)	(1)
Comprehensive loss	$(433)	(1,152)	$(868)	$(1,604)

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(867)	$(1,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	9
Impairment of long-lived assets	-	14
Loss on disposal of equipment	-	3
Loss on sub-lease	-	731

Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	(24)	(39)
Other assets	-	(2)
Accounts payable	(89)	(22)
Accrued expenses and other current liabilities	(120)	(263)
Other liabilities	-	45
Net cash used in operating activities	(1,099)	(1,127)

Cash flows from investing activities:
Purchases of short-term investments	(2,490)	(1,494)
Redemption of short-term investments	1,245	1,745
Purchases of restricted cash equivalents and short-term investments	-	(1,000)
Redemption of restricted short-term investments	200	1,000
Change in interest receivable	-	1
Net cash provided by (used in) investing activities	(1,045)	252

Net decrease in cash and cash equivalents	(2,144)	(875)
Cash and cash equivalents, beginning of period	30,113	31,068
Cash and cash equivalents, end of period	$27,969	$30,193

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

Since the Disposition Date, IPC’s business consists solely of plans to license and otherwise enforce its portfolio of seven e-commerce patents (“Patent Licensing Business”).  From its original incorporation, IPC was among the earliest companies operating exclusively online, and we employed a significant number of software and systems engineers to develop technology leveraging the power of the internet. Although our principal business focus at that time was online insurance lead generation, the problems that our technology experts faced were common to many e-commerce companies. IPC's innovative solutions to these problems are now covered by patents, and patent applications, that we believe apply to many e-commerce activities, including:

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly IPC’s financial position as of June 30, 2014 and the results of operations for the three and six months ended June 30, 2014 and 2013 and of cash flows for the six months ended June 30, 2014 and 2013. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any future period.

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

3.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

	June 30,
	2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$27,585	$27,585	$—	$—
Short-term investments	1,493	1,493	—	—
Restricted cash equivalents	800	800
Total assets at fair value	$29,878	$29,878	$—	$—

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Fair Value Measurements (continued)

The following table presents the assets measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

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

4. Restricted Cash Equivalents and Short-Term Investments

A portion of the cash equivalents and short-term investments are used as collateral for a letter of credit of the same amount which secures the Company’s remaining obligations under the office space lease for IPC’s former corporate headquarters. As of June 30, 2014 and December 31, 2013, the portions used as collateral consisted of $0.8 million and $1.0 million each, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013

Accrued lease obligations	$205	$229
Other	24	24
	$229	$253

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

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock (In thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(432)	$(1,152)	$(867)	$(1,603)

Denominator for net loss per share:
Basic and diluted —weighted average shares of common stock outstanding	7,752	7,752	7,752	7,752

Net loss per share:
Basic and diluted	$(0.05)	$(0.15)	$(0.11)	$(0.21)

Potentially dilutive securities are not included in the diluted net loss calculation, because their inclusion would have been anti-dilutive given the Company’s net loss for the three and six months ended June 30, 2014 and 2013.

For the three and six months ended June 30, 2014, there were no shares issuable upon the assumed exercise of stock options are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

IPC has a non-cancelable 5-year full-service lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed IPC’s headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. The monthly sublease rent is less than IPC’s rent obligation to the landlord. As of June 30, 2014, IPC is expected to receive $363,000 from the sub-lessee for the remainder of IPC’s lease.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a lease expiring in September 2014. This facility is currently fully subleased to two tenants. As of June 30, 2014, IPC is expected to receive $26,000 from the two sub-lessees during the remainder of IPC’s lease.

 8. Options and Equity

As of June 30, 2014, there was no unrecognized compensation cost for all stock options outstanding, as all options became fully vested on December 11, 2011, which was ten days prior to the Disposition Date, in accordance with the IPC Stock Option and Executive Plans. All subsequent grants have been fully vested on the date of issuance. During the three and six months ended June 30, 2014 and 2013 there were no common share issuances associated with the exercise of stock options.

9. Subsequent Event

In May 2003, the 1997 Stock Option Plan was amended, with stockholder approval, to provide that each non-employee director would receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. This amendment was also included in the 2008 Stock Option Plan (the “Option Plan”). Pursuant to the Option Plan, on July 1, 2014 fully-vested options to purchase 5,000 shares of common stock were granted to each of the three non-employee directors with an exercise price of $3.15.

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

Overview

IPC’s business consists solely of plans to license and otherwise enforce its portfolio of seven e-commerce patents (“Patent Licensing Business”).  From its original incorporation, IPC was among the earliest companies operating exclusively online, and we employed a significant number of software and systems engineers to develop technology leveraging the power of the internet. Although our principal business focus at that time was online insurance lead generation, the problems that our technology experts faced were common to many e-commerce companies. IPC's innovative solutions to these problems are now covered by patents, and patent applications, that we believe apply to many e-commerce activities, including:

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

●

The four separate Dynamic Tabs cases we filed against the Active Network, the General, Quinstreet and Tree.com were reassigned to a single judge. On September 24, 2013, the court ruled that the Dynamic Tabs patent was invalid for lack of patent-eligible subject matter and granted a motion to dismiss filed by The General. The court later dismissed the cases against the other three defendants on the same basis.  On October 23, 2013, IPC appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit. Briefing in the appeal has concluded and oral argument is scheduled for August 6, 2014.

Results of Operations

Operating Expenses

	Three months ended June 30,		Percentage change from
(in thousands, except percentages)	2014	2013	prior period

General and administrative	$439	$1,157	(62%	)

	Six months ended June 30,		Percentage change from
(in thousands, except percentages)	2014	2013	prior period

General and administrative	$882	$1,613	(45%	)

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $439,000 for the three months ended June 30, 2014 from $1,157,000 for the comparable period in 2013. The decrease was primarily due to a charge, described in Note 5, of $606,000 in the quarter ended June 30, 2013 to record an accrual for lease obligations relating to IPC’s former headquarters in Rancho Cordova, California. A smaller portion of the decrease is due to reduced rent and legal services. General and administrative expenses decreased to $882,000 for the six months ended June 30, 2014 from $1,613,000 for the comparable period in 2013 for the reasons mentioned above. General and administrative expenses are expected to increase slightly for the remainder of 2014.

Other Income. Other Income was $7,000 and $15,000 for the three and six months ended June 30, 2014 as compared to $5,000 and $10,000 for the comparable periods in 2013. Other Income for the three and six months ended June 30, 2014 consists of interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments. IPC expects that Other Income will consist entirely of returns received from its investment portfolio in the near future, which will be negligible given the conservative nature of IPC’s investment policy and the current economic conditions in the United States.

Income Taxes. Internet Patents Corporation recognized no expense for and did not receive a benefit from income taxes for the three and six months ended June 30, 2014 and 2013.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At June 30, 2014 and June 30, 2013, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, IPC had net operating loss carry forwards at June 30, 2014 of approximately $144.7 million and $29.1 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2019 and 2014, respectively.

The carrying value of our deferred tax assets, which was approximately $48.0 million at June 30, 2014, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Six months ended June 30,
	2014	2013
Cash used in operating activities	$(1,099)	$(1,127)
Cash provided by (used in) investing activities	(1,045)	252
Cash used in financing activities	-	-

At June 30, 2014, IPC’s principal source of liquidity was $28.0 million in cash and cash equivalents and $1.5 million in short-term investments. IPC adheres to an investment policy with minimal market or settlement risk with its current holdings. There are no restrictions or limitations regarding access to the $28.0 million in cash and cash equivalents and $1.5 million in short-term investments. Since inception, IPC has financed its operations primarily through the sale of preferred and common stock and cash flow from operations.

For the six months ended June 30, 2014, net cash used in operating activities was $1.1 million, primarily consisting of our net loss adjusted for depreciation and amortization of property and equipment of $0.9 million and cash used of $0.2 million, primarily due to payment of accounts payable, accrued expenses and prepaid expenses.

For the six months ended June 30, 2013, net cash used in operating activities was $1.1 million, primarily consisting of our net loss adjusted for depreciation and amortization of property and equipment, impairment of long-lived assets and accrual for lease obligations of $1.6 million and cash used of $0.3 million, primarily due to decreases in accrued expenses, payment of accounts payable and an increase in prepaid expenses. This was partially offset by increases in the accrual of lease obligations and other liabilities of $0.8 million.

For the six months ended June 30, 2014, net cash used in investing activities was $1.0 million representing $2.5 million relating to the purchases of short-term investments, offset by redemptions of short-term investments of $1.2 million and redemptions of restricted cash equivalents of $0.2 million.

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

IPC has a non-cancelable 5-year full service lease through February 14, 2017 for approximately 16,000 square feet of office space in the Sacramento area which housed IPC’s corporate headquarters until May 2013. IPC has two, consecutive options to extend the term for five years each at the prevailing market rent. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. The monthly sublease rent is less than IPC’s rent obligation to the landlord. Throughout the term of the lease, there is a reduction in collateral required under this non-cancelable lease. Effective, March 1, 2014, the letter of credit collateral requirement was reduced from $1.0 million to $0.8 million for the Company’s obligations under this non-cancelable lease. The collateral requirement will be reduced to $0.6 million, effective March 1, 2015 and $0.4 million, effective March 1, 2016. As of March 31, 2014 and December 31, 2013, restricted cash equivalents consisted of $0.8 million and $1.0 million each, respectively.

IPC also leases approximately 10,000 square feet of office space in San Francisco, California under a non-cancelable lease expiring in October 2014.  This facility is currently fully subleased to two tenants for the remainder of IPC’s lease term. See Note 7 of the condensed consolidated financial statements for further discussion of the subleases.

Future minimum lease commitments as of June 30, 2014 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2014	$121
2015	214
2016	214
Thereafter	35
$584

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

(b)

There has been no change in our internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 5, 2014	INTERNET PATENTS CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer