Form 10-Q
period 2014-09-30
Internet Patents Corp
filed 2014-11-13
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 31, 2014 were 7,751,952 shares.

FORM 10-Q

INTERNET PATENTS CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$27,529	$30,113
Short-term investments	1,245	249
Restricted cash equivalents	800	1,000
Prepaid expenses and other current assets	220	144
Total current assets	29,794	31,506
Property and equipment, net	-	1
Other assets	29	29
Total assets	$29,823	$31,536

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$263	$220
Accrued expenses	217	253
Total current liabilities	480	473

Accrued lease obligation, noncurrent	300	444
Income tax liability	101	101
Other liabilities	45	45
Total liabilities	926	1,063

Commitments and contingencies

Stockholders’ equity:
Common stock	11	11
Paid-in capital	221,772	221,750
Treasury stock	(6,788)	(6,788)
Unrealized loss on available-for-sale securities	(1)	-
Accumulated deficit	(186,097)	(184,500)
Total stockholders’ equity	28,897	30,473
Total liabilities and stockholders’ equity	$29,823	$31,536

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	738	598	1,620	2,211
Total operating expenses	738	598	1,620	2,211
Loss from operations	(738)	(598)	(1,620)	(2,211)
Other income, expense, net	8	8	23	18
Net loss before income taxes	(730)	(590)	(1,597)	(2,193)
Income tax provision	-	-	-	-
Net loss	(730)	(590)	(1,597)	(2,193)

Net loss per share:
Basic and diluted	$(0.10)	$(0.07)	$(0.21)	$(0.28)

Shares used in computing per share amounts
Basic and diluted	7,752	7,752	7,752	7,752

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net loss	$(730)	$(590)	$(1,597)	$(2,193)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	1	1	-	-
Other comprehensive gain before tax	1	1	-	-
Income tax provision related to comprehensive income	-	-	-	-
Other comprehensive gain, net of tax	1	1	-	-
Comprehensive loss	$(729)	(589)	$(1,597)	$(2,193)

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,597)	$(2,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	21	24
Depreciation and amortization	1	11
Impairment of long-lived assets	-	14
Loss on disposal of equipment	-	3
Loss on sub-lease	-	685

Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	(76)	(47)
Other assets	-	(2)
Accounts payable	43	173
Accrued expenses and other current liabilities	(180)	(274)
Other liabilities	-	45
Net cash used in operating activities	(1,788)	(1,561)

Cash flows from investing activities:
Purchases of short-term investments	(2,490)	(1,494)
Redemption of short-term investments	1,494	2,742
Purchases of restricted cash equivalents and short-term investments	-	(1,000)
Redemption of restricted short-term investments	200	1,000
Change in interest receivable	-	-
Net cash provided by (used in) investing activities	(796)	1,248

Net decrease in cash and cash equivalents	(2,584)	(313)
Cash and cash equivalents, beginning of period	30,113	31,068
Cash and cash equivalents, end of period	$27,529	$30,755

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly IPC’s financial position as of September 30, 2014 and the results of operations for the three and nine months ended September 30, 2014 and 2013 and of cash flows for the nine months ended September30, 2014 and 2013. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any future period.

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

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern” (Subtopic 205-40) which amends the current guidance in ASC Topic 205 by adding Subtopic 40. Subtopic 40 requires management to evaluate whether there are conditions or events that in aggregate would raise substantial doubt about an entity’s ability to continue as a going concern for one year from the date the financial statements are issued or available to be issued. If substantial doubt existed, management would be required to make certain disclosures related to nature of the substantial doubt and under certain circumstances, how that substantial doubt would be mitigated. This amendment is effective for annual periods ending after December 15, 2016 and for subsequent interim and annual periods thereafter. Early adoption is permitted. We are evaluating the effects, if any, adoption of this guidance will have on our consolidated financial statements.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

	September 30,
	2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$27,342	$27,342	$—	$—
Short-term investments	1,245	1,245	—	—
Restricted cash equivalents	800	800
Total assets at fair value	$29,387	$29,387	$—	$—

The following table presents the assets measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	December 31,
	2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$29,315	$29,315	$—	$—
Short-term investments	249	249
Restricted cash equivalents	1,000	1,000	—	—
Total assets at fair value	$30,564	$30,564	$—	$—

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

4. Restricted Cash Equivalents and Short-Term Investments

A portion of the cash equivalents and short-term investments are used as collateral for a letter of credit of the same amount which secures the Company’s remaining obligations under the office space lease for IPC’s former corporate headquarters. As of September 30, 2014 and December 31, 2013, the portions used as collateral consisted of $0.8 million and $1.0 million each, respectively.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013

Accrued lease obligations	$193	$229
Other	24	24
	$217	$253

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

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock (In thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(730)	$(590)	$(1,597)	$(2,193)

Denominator for net loss per share:
Basic and diluted —weighted average shares of common stock outstanding	7,752	7,752	7,752	7,752

Net loss per share:
Basic and diluted	$(0.10)	$(0.07)	$(0.21)	$(0.28)

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Net Loss Per Share (continued)

 Potentially dilutive securities are not included in the diluted net loss calculation, because their inclusion would have been anti-dilutive given the Company’s net loss for the three and nine months ended September 30, 2014 and 2013.

For the three and nine months ended September 30, 2014, there were no shares issuable upon the assumed exercise of stock options and therefore none were included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

For the three and nine months ended September 30, 2013, 320 and 822 shares issuable upon the assumed exercise of stock options are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

7. Commitments and Contingencies

Leases

IPC has a non-cancelable 24 month lease through May 15, 2015 for approximately 800 square feet of office space in Folsom, California, which is currently IPC’s corporate headquarters.

IPC has a non-cancelable 5-year full-service lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed IPC’s headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. The monthly sublease rent is less than IPC’s rent obligation to the landlord. As of September 30, 2014, IPC is expected to receive $329,000 from the sub-lessee for the remainder of IPC’s lease.

Until expiration of the lease in September 2014, IPC also leased approximately 10,000 square feet of office space in San Francisco, California. This facility was fully subleased to two tenants.

 8. Options and Equity

As of September 30, 2014, there was no unrecognized compensation cost for all stock options outstanding, as all options became fully vested on December 11, 2011, which was ten days prior to the Disposition Date, in accordance with the IPC Stock Option and Executive Plans. All subsequent grants have been fully vested on the date of issuance.

The 2008 Stock Option Plan provides that each non-employee director receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. Pursuant to the Option Plan, on July 1, 2014 and July 1, 2013, fully-vested options to purchase 5,000 shares of common stock were granted to each of the three non-employee directors with exercise prices of $3.15 and $3.56 respectively. The Company recognized $21,000 in stock compensation expense for the three and nine months ended September 30, 2014 and $24,000 for the comparable periods in 2013.

During the three and nine months ended September 30, 2014 and 2013 there were no common share issuances associated with the exercise of stock options.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Subsequent Event

On November 11, 2014 IPC announced that it had entered into a definitive agreement to merge with Prism Technologies, a Nebraska limited liability company. Following the acquisition, Prism will be a wholly owned subsidiary of IPC and will operate the patent enforcement business for all Prism and IPC patents.

Prism and its subsidiaries currently own or have rights to a patent portfolio consisting of nine patent families incorporating 61 issued and six pending patents in the computer and network security, semiconductors and medical technology spaces. Prism continues to develop and acquire new technologies and is committed to ongoing research and development efforts in several fields, including computer and network security, wearable computing, and secure transaction processing. Prism has been granted several new key patents on its inventions and has several open patent applications. Prism began its licensing efforts in 2004 and has extensive relationships with law firms specializing in patent licensing and patent infringement litigation. To date, it has licensed its technology to over 30 companies, including Microsoft, Research-In-Motion, VeriSign, Adobe, National Instruments, Bank of America and Harris Bancorp.

Pursuant to the terms of the Merger Agreement, in exchange for all of the outstanding equity of Prism, IPC will pay $16.5 million in cash, less any debt that is not related to the acquisition of patents and issue 3.5 million shares of its common stock to Prism security holders at closing.  IPC has also agreed to share future revenue related to Prism’s patents with Prism’s former security holders. Under the terms of the Merger Agreement, IPC, through ownership of Prism, will retain the first $16.5 million in Prism Patent Proceeds received after Closing, less any cash remaining in Prism at the time of closing. Prism’s former security holders will receive 70% of subsequent Prism Patent Proceeds, up to $55 million. The maximum revenue share of $55 million to be paid to Prism’s former security holders would be reduced by any distributions of Prism Patent Proceeds that are made by Prism prior to closing. After the maximum earnout is achieved, IPC will retain all future Prism Patent Proceeds.  Prism Patent Proceeds is defined in the Merger Agreement as total recoveries from litigation, licensing, and patent sales minus production expenses (e.g. legal fees and costs paid to third parties); and minus cash operating expenses incurred by Prism.

Immediately following the closing of the transaction,  Prism’s former equity owners are expected to own approximately 31% of the outstanding common stock of the combined company (or approximately 34% of the outstanding common stock of the combined company calculated on a fully diluted basis).

Completion of the transaction, which is expected to occur in the first quarter of 2015, will be subject to approval by IPC's shareholders, the members of Prism, and other customary closing conditions.

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

During 2012 IPC filed patent infringement lawsuits against six companies. Two of the companies are alleged to infringe the Event Log patent; four companies are alleged to infringe the Dynamic Tabs patent. Each of the lawsuits was filed in the U.S. District Court for the Northern District of California and trial dates for the lawsuits have not been set. The following table summarizes the status of current litigation:

●

In our suit against TellApart and eBags alleging infringement of the Event Log patent, the U.S. Patent and Trademark Office (“USPTO”) granted the Defendants’ petition for ex parte re-examination of the Event Log patent. The US District Court granted Defendants’ motion to stay the litigation for the duration of the USPTO’s re-examination. IPC has appealed the Office Action rejecting the Event Log patent claims to the USPTO Patent Appeals Board.

●

The four separate Dynamic Tabs cases we filed against the Active Network, the General, Quinstreet and Tree.com were reassigned to a single judge. On September 24, 2013, the court ruled that the Dynamic Tabs patent was invalid for lack of patent-eligible subject matter and granted a motion to dismiss filed by The General. The court later dismissed the cases against the other three defendants on the same basis.  On October 23, 2013, IPC appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit. Oral argument in the appeal was held on August 6, 2014.

Our future revenues are expected to consist of the royalties from licensing the patents and damages for past infringement. We expect significant resistance from entities that we believe infringe one or more of our patents, especially until the validity of the patents can be established. Patent infringement litigation can be expensive and often takes several years to reach the trial stage. The appeals process, or reexaminations of our patents by the US Patent and Trademark Office, could result in further delays in receiving royalties or damage awards. For these reasons, IPC cannot estimate what revenues, if any, it will receive in 2014. In addition to general and administrative expenses, including salaries and benefits, rent and utilities, we will incur expenses associated with patent infringement litigation and being a public company. We cannot predict if we will generate revenues or be profitable in 2014.

Results of Operations

Revenues

To date, IPC’s has received no revenues from its Patent Licensing Business. Due to the events described above relating to the Event Log patent litigation and the Dynamic Tabs patent litigation, as well as the unpredictable nature of the Patent Licensing Business generally, IPC is unable to predict whether it will receive revenues during the remainder of 2014.

Operating Expenses

	Three months ended September 30,		Percentage change from
(in thousands, except percentages)	2014	2013	prior period

General and administrative	$738	$598	23%

	Nine months ended September 30,		Percentage change from
(in thousands, except percentages)	2014	2013	prior period

General and administrative	$1,620	$2,211	(27%)

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $738,000 for the three months ended September 30, 2014 from $598,000 for the comparable period in 2013. The increase was primarily due to increases in professional services, legal expenses and accounting fees. General and administrative expenses decreased to $1,620,000 for the nine months ended September 30, 2014 from $2,211,000 for the comparable period in 2013. The decrease is primarily due to the charge, described in Note 5, of $606,000 in the quarter ended June 30, 2013 to record an accrual for lease obligations relating to IPC’s former headquarters. General and administrative expenses for the remainder of 2014are expected to increase slightly over the current quarter.

Other Income. Other Income was $8,000 and $23,000 for the three and nine months ended September 30, 2014 as compared to $8,000 and $18,000 for the comparable periods in 2013. Other Income for the three and nine months ended September 30, 2014 consists of interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments. IPC expects that Other Income will consist entirely of returns received from its investment portfolio in the near future, which will be negligible given the conservative nature of IPC’s investment policy and the current economic conditions in the United States.

Income Taxes. Internet Patents Corporation recognized no expense for and did not receive a benefit from income taxes for the three and nine months ended September 30, 2014 and 2013.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At September 30, 2014 and September 30, 2013, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, IPC had net operating loss carry forwards at September 30, 2014 of approximately $145.5 million and $29.8 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2019 and 2014, respectively.

The carrying value of our deferred tax assets, which was approximately $48.3 million at September 30, 2014, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2014	2013
Cash used in operating activities	$(1,788)	$(1,561)
Cash provided by (used in) investing activities	(796)	1,248

At September 30, 2014, IPC’s principal source of liquidity was $28.0 million in cash and cash equivalents and $1.2 million in short-term investments. IPC adheres to an investment policy with minimal market or settlement risk with its current holdings. There are no restrictions or limitations regarding access to the $28.0 million in cash and cash equivalents and $1.2 million in short-term investments. Since inception, IPC has financed its operations primarily through the sale of preferred and common stock and cash flow from operations.

For the nine months ended September 30, 2014, net cash used in operating activities was $1.8 million, primarily consisting of our net loss adjusted for share-based compensation, depreciation and amortization of property and equipment of $1.6 million and cash used of $0.3 million, primarily due to a decrease in accrued expenses and increase in prepaid expenses. This was partially offset by an increase in accounts payable of $0.1 million.

For the nine months ended September 30, 2013, net cash used in operating activities was $1.6 million, primarily consisting of our net loss adjusted for share-based compensation, depreciation and amortization of property and equipment, impairment of long-lived assets and accrual for lease obligations of $2.2 million and cash used of $0.3 million, primarily due to decreases in accrued expenses and an increase in prepaid expenses. This was partially offset by increases in the accrual of lease obligations, accounts payable and other liabilities of $0.9 million.

For the nine months ended September 30, 2014, net cash used in investing activities was $0.8 million representing $2.5 million relating to the purchases of short-term investments, offset by redemptions of short-term investments of $1.5 million and redemptions of restricted cash equivalents of $0.2 million.

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

Until expiration of the lease in September 2014, IPC also leased approximately 10,000 square feet of office space in San Francisco, California.  This facility was fully subleased by two tenants. See Note 7 of the condensed consolidated financial statements for further discussion of the subleases.

Future minimum lease commitments as of September 30, 2014 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2014	$57
2015	216
2016	214
Thereafter	36
$523

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

(b)

There has been no change in our internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 13, 2014	INTERNET PATENTS CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer