Form 10-K
period 2014-12-31
Internet Patents Corp
filed 2015-03-31
CIK 1077370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities ExchangeAct of 1934
for the fiscal year ended December 31, 2014
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

Outstanding shares of registrant’s common stock, $0.001 par value, as of March 27, 2015: 10,073,688

INTERNET PATENTS CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

            Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our”, “us” and ”the Company” refer to Internet Patents Corporation (“IPC”) and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

Certain information contained in this Annual Report on Form 10-K, including in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including: our ability to generate revenues from our business model; our ability to effectively and efficiently manage patent infringement litigation we initiate; the unpredictable nature of patent licensing and patent litigation; the risk that one or more of our patents will be declared invalid; the potential loss of key employees critical to the ongoing success of our business; potential adverse changes in the laws and regulations relating to patents and patent litigation; the risk that the combined company created by the Prism acquisition will not be profitable and the possibility that the expected value creation from the Prism acquisition will not be realized or will not be realized within the expected time period; and changes in the taxation of the combined company's income due to the disallowance or expiration of our net operating losses. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in Item 1A ”Risk Factors” of this report.

The list of factors that may affect future performance and the accuracy of forward-looking statements described in Item 1A “ Risk Factors” of this report is illustrative, but by no means exhaustive. Additional risk factors may be described from time to time in our future filings with the U.S. Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control. Unless legally required, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Since the Disposition Date, IPC’s business has been the licensing and enforcing a portfolio of patents relating to technologies developed by IPC. On March 26, 2015, IPC completed a merger with Prism Technologies, LLC (“Prism”), with Prism becoming a wholly owned subsidiary of IPC (the “Merger”). Prism is a Nebraska limited liability company headquartered in Omaha, Nebraska. Prism also has two primary operating subsidiaries: Secure Axcess, LLC, a Texas limited liability company, and Millenium Biologix, LLC, a Nebraska limited liability company. Prism also operates an intellectual property licensing and enforcement business. Prism and its subsidiaries own a patent portfolio consisting of nine patent families with an aggregate of 51 issued patents and five pending patent applications in the computer and network security, semiconductor and medical technology space.

In the Merger, Prism members received an aggregate of $16.5 million in cash and 3.5 million shares of IPC common stock. Subject to certain conditions, IPC has also agreed to share future revenue related to Prism’s patents with Prism’s former security holders up to a maximum amount of approximately $49.5 million. IPC’s board of directors and officers and Prism’s officers did not change following the Merger, except that Gregory J. Duman, a manager, executive officer and security holder of Prism was appointed to IPC’s board of directors.

Under U.S. law, a patent owner is entitled to exclude others from making, selling or using the patented invention for the life of the patent, generally twenty years from its filing date, with some possible term extensions by statute. The patent holder may grant one or more licenses to the patented invention, typically allowing the licensee to make, use and/or sell the patented invention in return for a royalty paid to the patent owner. A patent owner also may sue and recover damages from unlicensed parties for past patent infringement and sometimes future royalties. Although we intend to attempt to negotiate a reasonable royalty for licenses to our patented technologies, we may not be able to reach a negotiated settlement with the accused infringer. In that case we expect to vigorously litigate our infringement claims.

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

Our future revenues, if any, are expected to consist of royalties from licensing our patents and damages for past infringement. In addition to general and administrative expenses, we expect to incur expenses associated with patent infringement litigation, including attorney contingency fees and revenue sharing payments to third parties, both of which are typically based on a negotiated percentage of the gross amount of settlement or damage awards.

IPC’s Patent Portfolio

The following table describes IPC’s patent portfolio as of March 27, 2015:

Patent Family	Technology	Potential Market Applications
Gregg Patents	Device Authentication, Access to Protected Resources	Wireless & Mobile Commerce Online Content Delivery Software Activation Corporate Systems Access Banking & Financing Services Electronic Commerce
Glazer Patents	Image Recognition, Web Site Authentication	Online Banking & Financial Services
Weber Patents	Multiple Screen Computer Display	Multi-Screen Computer / Gaming Devices
Pugh Patents	Synthetic Biomaterial Compound	Biotech
Wallace Patents	Encrypted Cookies	Electronic Commerce
Quizid Patents	Authentication Tokens	Electronic Commerce, Wireless & Mobile Commerce
System on Chip Patents	Secure Transactions	Multiple Applications including Software Defined Networks
IPC Patents	E-Commerce	Online retail and financial services

All of the patents other than the Gregg Patents and the IPC Patents were acquired from third parties, many of whom have a continuing right to receive a portion of the proceeds from our licensing activities.

The following table describes the status of IPC’s patent litigation as of March 27, 2015

Patents	Parties	Civil Action Number, Court, and Judge	Status
Gregg Patents	Prism Technologies, LLC v. AT&T, Sprint, T-Mobile, U.S. Cellular, & Cellco Partnership dba Verizon Wireless	8:12-cv-00122-126-LES-TDT (USDC Nebraska, J. Strom)	AT&T Settled 11-7-2014 Expected trial dates: Sprint 6-15-2015 T-Mobile 10-13-2015 US Cellular 11-9-2015 Verizon - TBD
Glazer Patents	Secure Axcess, LLC v. U.S. Bank, et al.	6:13-cv-00717-KNM (USDC Eastern District Texas, J. Mitchell)	District Court Case stayed pending CBM.
Glazer Patents

EMC Corp. and RSA Security, LLC v. Secure Axcess, LLC

PNC Bank, National Association v. Secure Axcess, LLC

Bank of the West, et al v. Secure Axcess, LLC

T. Rowe Price Investment Services, Inc. v. Secure Axcess, LLC

		IPR2014-00475 (PTAB, Panel) CBM2014-00100 (PTAB, Panel) CBM2015-00009 (PTAB, Panel) CBM2015-00027 (PTAB, Panel)	PTAB Hearing 5-20-2015 Decision Expected Sept. 2015 Petition Filed, Action Not Yet Instituted Petition Filed, Action Not Yet Instituted
Weber Patents	Secure Axcess, LLC v. Nintendo of America, Inc., et al.	2:14-cv-01013-RSM (USDC Western District Washington, J. Ricardo Martinez)	Markman Hearing 3-20-2015 Trial Date 10-5-2015
Pugh Patents	Baxter Healthcare Corp. v. Millenium Biologix, LLC Baxter Healthcare Corp. v. Millenium Biologix, LLC	IPR2013-00582 (PTAB, Panel) IPR2013-00590 (PTAB, Panel)	PTAB Decision 3-18-15 Certain claims ruled invalid
Software on Chip Patents

Secure Axcess, LLC v. HP Enterprise Services, LLC

Secure Axcess, LLC v.NEC Cloud Communications America, Inc.

Secure Axcess, LLC v. Dimension Data Cloud Services, Inc.

Secure Axcess, LLC v. Fujitsu Network Communications, Inc.

Secure Axcess, LLC v. Dell, In. et al

		6:15-cv-00208 6:15-cv-00209 6:15-cv-00210 6:15-cv-00212 6:15-cv-00235	Filed 3-16-2015 Filed 3-16-2015 Filed 3-16-2015 Filed 3-16-2015 Filed 3-16-2015
Event Log	IPC v. eBags and Tellapart	4:12-cv-03385- SBA USDC Northern District of California	Stayed pending ex parte reexamination
Dynamic Tabs	IPC v. The General Automobile Insurance Services, Inc.; IPC v. Active Network; IPC v. Tree.com; IPC v. Quinstreet	3:2012-cv-05036; 3:2012-cv-05035; 3:2012-cv-06505; 3:2012-cv-06506 USDC Northern District of California	Dismissal appealed; Decision of Federal Circuit Court of Appeal is pending

Employees

As of December 31, 2014, IPC had 3 full-time employees. Subsequent to the Merger, IPC had 9 full time employees as of March 27, 2015, four of whom are parties to three year employment agreements. IPC has never had a work stoppage, and none of its employees are currently represented under collective bargaining agreements. IPC believes that its future success will depend in part on the continued service of its senior management.

Competition

We believe that each patent owned by IPC represents a unique technology. We therefore do not believe that we face direct competition in enforcing our patents. However, we may from time to time seek to acquire additional patents, and we expect to compete with other patent enforcement firms in acquiring additional patents. We may also compete with venture capital firms and various industry leaders for patent licensing opportunities. Many of these competitors may have more financial and human resources than we do.

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

Item 1A.Risk Factors.

Risks Related to the Merger

IPC may not realize the potential value and benefits created by the Merger.

IPC’s ability to realize the expected potential value and benefits created by the Merger requires successful integration of IPC’s existing business with Prism’s business. The integration process may be complex, costly, and time-consuming. The difficulties of integrating the operations of Prism’s business could include, among others:

●	failure to implement IPC’s business plan for the combined business, including plans for maximizing IPC’s intellectual property portfolio;
●	unanticipated issues in integrating the business of both companies, including the operations, technology and personnel;
●	loss of key employees with knowledge of IPC’s or Prism’s historical business and operations;
●	issues with maintaining controls, procedures and policies during the transition and integration process;
●	unanticipated changes in applicable laws and regulations; and
●	other unanticipated issues, expenses, or liabilities that could impact, among other things, IPC’s ability to realize any expected benefits on a timely basis, or at all.

If IPC and Prism are not able to integrate their operations successfully and timely, the expected benefits of the Merger may not be realized.

The future financial results of Prism’s business may be materially different from the forecasts that were prepared in connection with the Merger. The forecasts prepared in connection with the merger were unaudited and were not prepared in accordance with GAAP principles. In addition, such forecasts were created using assumptions and estimates that may prove to be inaccurate due to the inherently unpredictable nature of the patent licensing model. If the actual results differ from the historical results of Prism and/or IPC, or if the assumptions used in preparing such forecasts prove to be inaccurate, IPC’s revenues, expenses and cash flows may be materially and adversely affected.

In addition, as a result of the Merger, Prism became a wholly owned subsidiary of IPC and Prism’s liabilities, including contingent liabilities, will be consolidated with IPC’s. There may be unforeseen or unexpected liabilities related to the Merger or Prism. Among other things, if Prism’s liabilities are greater than expected, or if there are obligations of Prism of which IPC was not aware at the time of completion of the Merger, IPC’s business and financial condition could be materially and adversely affected.

If IPC fails to successfully integrate Prism into its internal control over financial reporting or if the current internal control of Prism over financial reporting is found to be ineffective, the integrity of IPC’s and/or Prism’s financial reporting could be compromised which could result in a material adverse effect on IPC’s reported financial results.

As a private company, Prism was not subject to the requirements of the Securities Exchange Act of 1934, as amended, with respect to internal control over financial reporting, and for a period of time after the consummation of the Merger, IPC management’s evaluation of the effectiveness of its internal control over financial reporting will be permitted to exclude the operations of Prism. The integration of Prism into IPC’s internal control over financial reporting will require significant time and resources from IPC’s management and other personnel and will increase IPC’s compliance costs. If IPC fails to successfully integrate these operations, its internal control over financial reporting may not be effective. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on IPC’s ability to accurately report its financial results and the market’s perception of IPC’s business and its stock price. In addition, if Prism’s internal control over financial reporting is found to be ineffective, the integrity of Prism’s past financial statements could be adversely impacted.

Risks Related to IPC’s Patent Licensing Business

IPC’s revenues are unpredictable.

IPC received no revenues in 2014 or 2013. Although Prism received revenues in 2014 and 2013, IPC expects that future revenues from the patent licensing business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent enforcement litigation.  Historical financial and operating information, therefore, is of limited value in evaluating the future prospects of IPC. IPC will continue to incur salary, legal and other expenses of operating its business and its results of operations and financial condition will be materially adversely affected if we fail to effectively manage our overhead costs associated with patent licensing and enforcing patented technologies, become involved in expensive litigation or settlement proceedings which may or may not have successful outcomes, or the patent licensing business does not perform to IPC’s expectations.

If the validity of any of its patents is challenged, IPC’s business may be harmed.

The success of the patent licensing business will depend on IPC’s ability to generate royalty fees from licensing technology. It is possible, however that one or more of IPC’s patents might be declared invalid if challenged by an entity against whom it seeks to enforce patent rights. These challenges to the validity of IPC’s patents may be made by defendants in the course of litigation or by requesting a re-examination before the U.S. Patent and Trademark Office (the “USPTO”). For example, four patents owned by IPC or its subsidiaries are currently the subject of reexamination proceedings before the USPTO. A final determination of invalidity of any patent would mean that IPC would be unable to pursue and generate further licensing revenues for that patent. Even if IPC’s patents are upheld as valid, it may incur significant legal and expert fees and costs in the litigation and/or re-examination process, which may take several years to conclude and delay its ability to generate revenues. In addition, proceedings before the USPTO challenging the validity of previously issued patents are becoming more common and defendants may also use the pendency of any such action to delay or otherwise impair any pending litigation to enforce IPC's patents. IPC’s existing or potential customers may await the final outcome of any proceedings before agreeing to new licenses or to paying royalties.

Even if IPC’s patents are determined to be valid, third parties may choose to alter their business operations rather than pay IPC an on-going royalty.

IPC believes that its patents represent unique technologies that a wide range of third parties have or will find valuable to their operations. Nevertheless, IPC expects that it will need to utilize litigation to recover damages for past infringement of its patent rights and to incentivize the defendant to accept a license and pay IPC royalties for future use of the technology. Defendants may, however, choose to modify their operations to work around the claims covered by IPC’s patents. In that case, such defendants would not pay IPC royalties for future use and IPC’s business, financial condition, results of operations and future prospects may be harmed.

IPC and its licensees serve markets that frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. As a result, IPC’s ability to prevent such work arounds by a defendant and to remain competitive in the future will depend on its ability to identify and ensure compliance with evolving industry standards.

The success of IPC depends in part upon its ability to retain qualified legal counsel to represent it in licensing efforts and patent enforcement litigation.

The success of the patent licensing business depends upon its ability to retain qualified legal counsel to represent IPC in patent enforcement matters. As such patent enforcement actions increase, it may become more difficult to find qualified legal counsel to handle all of IPC’s cases because larger law firms may have a conflict of interest that prevents their representation of IPC and smaller law firms may not have the resources to handle multiple lawsuits. In addition, contingency fee arrangements, although common in patent enforcement litigation, require the law firm to be willing to devote substantial time to the case based on an expectation of a successful outcome.

IPC is dependent on certain key personnel, and the loss of these key personnel could have a material adverse effect on IPC’s business, financial condition and results of operations.

The success of the Patent Licensing Business largely depends on the skills, experience and efforts of key personnel. IPC has entered into three-year employment agreements and non-competition agreements with key Prism employees, but these agreements cannot guarantee their continued employment with IPC. For a variety of reasons, a key employee could terminate his employment with IPC, which would jeopardize IPC’s ability to execute its strategic plan and materially harm its business.

IPC may be unable to obtain additional capital to fund its operations and finance its growth on acceptable terms or at all, which could cause IPC to delay or abandon its development and expansion plans.

IPC may need significant additional capital to implement or expand its business plan or to exercise its legal rights in significant patent infringement cases. There can be no assurance that such capital will be available to IPC when needed or at all. If IPC is unable to obtain capital when needed, it may be forced to delay or abandon its enforcement, operational or expansion plans. Any such delays or abandonment could have a material adverse effect on IPC’s business and financial condition.

As patent enforcement litigation becomes more prevalent, it may become more difficult for IPC to voluntarily license its patents to other entities.

IPC believes that the more prevalent patent enforcement actions become, the more difficult it will be for IPC to license its patents to other entities on a voluntary basis. As a result, IPC may need to increase the number of its patent enforcement actions to cause infringing companies to license its patents or pay damages for past infringement. This may result in increased expenses, delay the recovery of damages and harm IPC’s business.

Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, IPC may need to appeal adverse decisions by lower courts in order to successfully enforce its patents.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than other business litigation. Such appeals are expensive and time consuming and result in increased costs and delayed revenue. Although IPC may diligently pursue enforcement litigation, it cannot predict with significant reliability the decisions made by juries and trial courts.

The acquisition of patent portfolios by IPC may not be successful.

A substantial portion of the patent assets of Prism and its subsidiaries were acquired from third parties. IPC expects to continue to build its patent portfolio by acquisitions from third parties. Any acquisition may require IPC to pay cash upfront, share a portion of future licensing proceeds, or both. Such acquisitions are subject to numerous risks, including the following:

●	IPC’s inability to enter into a definitive agreement with respect to any potential acquisition, or if IPC is able to enter into such agreement, its inability to consummate the potential acquisition;
●	difficulty integrating the operations, technology and personnel of the acquired entity;
●	our inability to achieve the anticipated financial and other benefits of the specific acquisition;
●	diversion of IPC management’s attention from other business concerns; and
●	failure of IPC’s due diligence process to identify significant issues, including issues with respect to patented technologies and patent portfolios, and other legal and financial contingencies.

Analyzing the validity and enforceability of patents is a complex and uncertain process and there can be no assurance that a patent that is acquired will produce positive returns on the investment.

IPC may, in certain circumstances, rely on representations, warranties and opinions made by third-parties that, if determined to be false or inaccurate, may expose it to certain material liabilities.

IPC may rely upon representations and warranties made by third-parties from whom it acquired patents or the exclusive rights to license and enforce patents. IPC may also rely upon the opinions of purported experts. In certain instances, IPC may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties, and opinions are made. By relying on these representations, warranties and opinions, IPC may be exposed to liabilities in connection with the licensing and enforcement of certain patents and patent rights which could have a material adverse effect on IPC’s operating results and financial condition.

Patent enforcement is time-consuming and requires significant management and financial resources.

IPC believes that licensing and enforcement activities could continue for years and consume significant financial and management resources. The counterparties to IPC’s licensing and enforcement activities may be large, well-financed companies with substantially greater resources than IPC. IPC cannot assure you that any of IPC’s licensing and enforcement efforts will result in a favorable outcome. In addition, even if IPC obtains favorable interim rulings or verdicts in particular litigation matters, such rulings may not be predictive of the ultimate resolution of the dispute. Also, IPC cannot assure you that IPC will not be exposed to claims or sanctions which may be costly or impossible to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects which could adversely impact IPC’s ability to generate revenues from its patent licensing and enforcement business.

Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

If IPC is required to litigate to enforce its patented technologies, its patent enforcement actions will be almost exclusively prosecuted in federal court. Federal trial courts that hear patent enforcement actions also hear criminal cases, which will take priority over IPC’s patent enforcement actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, IPC believes there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges, and as a result, IPC believes that the risk of delays in patent enforcement actions may have an adverse effect on IPC’s business in the future unless this trend changes.

IPC is expected to depend upon relationships with others to provide technology-based opportunities that can develop into profitable royalty-bearing licenses, and if it is unable to maintain and generate new relationships, then IPC may not be able to sustain existing levels of revenue or increase revenue.

IPC may apply for patents on technologies it develops, but it is expected to depend increasingly upon the identification and acquisition of new patents and inventions through relationships with inventors, universities, research institutions, technology companies and others. If IPC is unable to demonstrate success in licensing acquired patents, it will be difficult to maintain those relationships, continue to grow new relationships and sustain revenue and growth.

Competition for the acquisition of high quality patent assets is intense and, as a result, IPC may not be able to grow its portfolio of technologies and patents.

IPC is expected to encounter competition in the area of patent acquisition and enforcement as the number of companies entering this market is increasing. This includes competitors seeking to acquire the same or similar patents and technologies that IPC may seek to acquire. As new technological advances occur, many of IPC’s patented technologies may become obsolete before they are completely monetized. If IPC is unable to replace obsolete technologies with more technologically advanced patented technologies, then this obsolescence could have a negative effect on IPC’s ability to generate future revenues.

IPC may also compete with venture capital firms and various industry leaders for patent licensing opportunities. Many of these competitors may have more financial and human resources than IPC. IPC’s market share in one or more technology industries may be reduced as more companies enter the market for similar technology opportunities, which could adversely impact IPC’s future revenue generation.

Adverse changes in general economic conditions could adversely affect IPC’s operating results

The severe economic downturn in the United States in 2007- 2008 resulted in a record level of corporate insolvencies. IPC is unable to estimate the probability that companies that IPC asserts its patents against will have sufficient resources to fully compensate it for their past infringement or future use of IPC’s patented technologies. The inability to recover full value from a significant number of entities would harm IPC’s future revenues. In addition, uncertainty about future patent licensing and litigation recoveries will make it more difficult to accurately assess the potential impairment of patent-related intangible assets.

In connection with patent enforcement actions to be conducted by IPC, a court may rule that it has violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose it to certain material liabilities.

In connection with any patent enforcement actions to be conducted by IPC, it is possible that a defendant may claim and/or a court may rule that IPC has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against IPC or award attorney’s fees and/or expenses to a defendant, which could be material, and if IPC is required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm its operating results and financial position.

IPC’s use of its net operating loss carryforwards may be limited as a result of an ownership change or otherwise.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code (as amended and together with any applicable regulations promulgated thereunder, the “Code”), and in certain other circumstances.  Although IPC’s stockholder rights plan (discussed above) is designed to protect against the occurrence of an ownership change under Code Section 382, there is no assurance that such an ownership change could not occur or that the utilization of IPC’s net operating loss carryforwards could not be otherwise restricted by legislative, judicial or regulatory developments.

Risks Related to the Industry

Changes in patent law could adversely impact IPC’s business.

Patent laws may continue to change, and may alter the historically consistent protections afforded to owners of patent rights. Such changes may not be favorable for IPC and may make it more difficult for IPC to obtain adequate patent protection to enforce its patents against infringing parties. Increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase IPC’s costs and related risks of asserting patent enforcement actions. For instance, in 2013, the United States House of Representatives passed a bill that would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants, if the lawsuits are unsuccessful and certain standards are not met. The United States Senate did not pass that bill and it therefore was not enacted into law.  In February 2015, a similar bill was introduced in the United States House of Representatives that would require losing parties in patent suits to pay the prevailing party’s legal fees, raise pleading standards for patent suits and put limits on discovery.  If passed, such bill could significantly increase the cost and risk of patent enforcement litigation. There can be no assurance that this bill, or similar future legislative developments,  will not have a material adverse effect on IPC’s business, financial condition and results of operations.

IPC’s patented technologies face uncertain market value.

IPC holds or may acquire patents and technologies that are in the early stages of adoption in the commercial and consumer markets. Demand for some of these technologies is untested and is subject to fluctuation based upon the rate at which IPC’s licensees will adopt such patents and technologies in their products and services.

Delays in getting patents issued by the USPTO could result in delays in recognizing revenues.

IPC will continue to pursue several patent applications currently pending before the USPTO and it intends to continue to apply for additional patents. In addition, IPC is expected to acquire patent applications from third parties. Patent applications have been increasing each year and IPC believes it is resulting in longer delays in obtaining approval of pending patent applications. The application delays could cause delays in recognizing revenue from these patents and could cause IPC to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

Any reductions in the funding of the USPTO could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications.

The assets of IPC will consist of patent portfolios, including pending patent applications before the USPTO. The value of IPC’s patent portfolios will be dependent upon the issuance of patents in a timely manner, and any reductions in the funding of the USPTO could negatively impact the value of these assets. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an unexpected increase in IPC’s expenses.

Risks Related to IPC’s Common Stock

IPC’s future stock price may fluctuate widely.

The trading price of IPC’s common stock has been volatile and may be significantly affected by factors including actual or anticipated operating results, announcements regarding licensing or litigation developments, disputes concerning the validity of one or more of IPC’s patents, IPC’s limited trading volume and expectations regarding future cash dividends or distributions. These fluctuations may harm IPC’s stock price. Any negative change in the public’s perception of the prospects of the patent licensing business could also depress IPC’s stock price regardless of its results.

IPC’s common stock may be delisted from The NASDAQ Capital Market if it fails to satisfy the continued listing standards of that market.

If IPC is unable to satisfy the continued listing standards of The NASDAQ Capital Market, its common stock may be delisted from that market. In order to continue to be listed on The NASDAQ Capital Market, IPC must meet all of the following requirements as set forth in NASDAQ Listing Rule 5550(a):

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

IPC must also meet at least one of the three standards in NASDAQ Listing Rule 5550(b) as follows:

●	stockholders’ equity of at least $2.5 million;

●	market value of listed securities of at least $35 million; or

●	net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

If IPC does not satisfy those standards and is unsuccessful in taking corrective action to comply with the listing requirements, it may be delisted from The NASDAQ Capital Market.  If IPC’s common stock were to be delisted from The NASDAQ Capital Market, trading of IPC common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. Such trading could substantially reduce the market liquidity of IPC common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of IPC common stock.

IPC’s adoption of a shareholder rights plan may reduce the attractiveness of its stock to investors because it limits the ability of persons or entities from acquiring a significant percentage of IPC’s outstanding stock.

On November 30, 2012, IPC stockholders approved an amendment to the IPC’s Certificate of Incorporation creating a stockholder rights plan designed to preserve the value of certain tax assets associated with net operating loss carryforwards under Section 382 of the Code. Stockholders also approved a Section 382 Rights Agreement adopted by IPC’s board of directors in November 2011. The stockholder rights plan and rights agreement are intended to act as deterrents to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the IPC’s common stock. The inability of some stockholders to acquire a significant position could substantially reduce the market liquidity of IPC’s common stock, making it more difficult for a stockholder to dispose of, or obtain accurate quotations for the price of, IPC common stock.

Delaware law and IPC’s charter documents contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to IPC stockholders.

Provisions of Delaware law and IPC’s Certificate of Incorporation and Bylaws could make it more difficult for an entity to acquire IPC by means of a tender offer, a proxy contest, or otherwise, or to remove incumbent directors and officers.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

IPC has a non-cancelable 24 month lease through May 15, 2015 for approximately 800 square feet of office space in Folsom, California, which is currently IPC’s corporate headquarters.

IPC has a non-cancelable 5-year full-service lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed IPC’s headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. The monthly sublease rent is less than IPC’s rent obligation to the landlord. As of December 31, 2014, IPC is expected to receive $295,000 from the sub-lessee for the remainder of IPC’s lease.

Until expiration of the lease in September 2014, IPC also leased approximately 10,000 square feet of office space in San Francisco, California. This facility was fully subleased to two tenants.

Item 3.   Legal Proceedings.

We and our operating subsidiaries are often required to engage in litigation to enforce our patents and patent rights. The table in Item 1 “Business” lists the litigation involving IPC and its subsidiaries.

In the ordinary course of business, we are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with our patent enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by us or our operating subsidiaries, could materially harm our operating results and our financial position.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Capital Market under the symbol “PTNT.” As of March 20, 2015, there were approximately 1,100 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by these record holders. The following table sets forth, for the quarters indicated, the high and low sales price per share of IPC’s common stock as reported on the Nasdaq Capital Market:

	Price Range Quarter Ended
	High	Low
2014
December 31, 2014	$3.09	$2.60
September 30, 2014	$3.15	$2.96
June 30, 2014	$3.40	$3.00
March 31, 2014	$3.35	$2.96

2013
December 31, 2013	$3.50	$3.03
September 30, 2013	$3.72	$3.15
June 30, 2013	$3.75	$3.45
March 31, 2013	$4.00	$3.66

Historically, IPC has not paid any cash dividends on its capital stock.  In conjunction with the Disposition, our Board of Directors declared a special distribution of $5 per share which was paid to our stockholders on March 9, 2012. IPC does not expect to pay dividends in the foreseeable future. In light of the Disposition, the special distribution, and the Merger, IPC’s historical stock prices are of limited value in evaluating the Company’s future prospects or stock prices.

Equity Compensation Plan Information

IPC currently maintains two equity compensation plans that provide for the issuance of IPC common stock to employees, officers, directors, independent contractors and consultants of IPC and its subsidiaries. These consist of the Internet Patents Corporation 2008 Stock Option Plan and the 1999 Employee Stock Purchase Plan, each of which have been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	104,060	$5.89	1,516,000
Equity compensation plans not approved by security holders	—	—	—

On November 21 and November 25, 2014, IPC entered into stock purchase agreements with two significant IPC stockholders, with one of their affiliates and an IPC stockholder and certain of his affiliates, pursuant to which IPC agreed to repurchase an aggregate of 1,178,264 shares of IPC common stock at a price of $3.00 per share, for a total purchase price of $3,534,792. The purchase of such shares was completed on December 1, 2014. The $3.00 per share price was consistent with the stock price for the two week period prior to announcement of the Merger.

On December 8, 2014, one of the Company’s Board members purchased 110,000 shares of IPC common stock from a significant IPC stockholder at a price of $3.00 per share, for a total purchase price of $330,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a)Total number of shares (or units) purchased	(b)Average price paid per share (or unit)	(c)Total number of shares (or units) purchased as part of publicly announced plans or programs	(d)Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
December 1, 2014	500,000	$3.00	0	0
December 1, 2014	492,178	$3.00	0	0
December 1, 2014	186,086	$3.00	0	0
December 8, 2014	110,000	$3.00	0	0
Total	1,288,264	$3.00	0	0

Item 6.   Selected Financial Data.

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

Since the Disposition Date, IPC has operated its patent licensing and enforcement business, which has not generated any revenues to date. On March 26, 2015, IPC completed a merger with Prism Technologies, LLC (“Prism”), with Prism becoming a wholly owned subsidiary of IPC (the “Merger”). Prism is a Nebraska limited liability company headquartered in Omaha, Nebraska. Prism has two operating subsidiaries: Secure Axcess, LLC, a Texas limited liability company, and Millenium Biologix, LLC, a Nebraska limited liability company. Prism also operates a patent licensing and enforcement business. As a result of the Merger, IPC and its subsidiaries own 58 patents as of March 30, 2015 as described in Item 1 “Business”.

In the Merger, Prism members received an aggregate of $16.5 million in cash and 3.5 million shares of IPC common stock. Subject to certain conditions, IPC has also agreed to make future earnout payments. to former security holders. An “Earnout Event” is defined as receipt by Prism of any amount more than $16.5 million, minus the cash balance of Prism as of closing (the “Sharing Threshold”), in “Prism patent proceeds” from lawsuits filed by Prism on or prior to the closing date of the Merger. Prism patent proceeds include total cash recoveries from litigation or settlement, royalties, license fees and proceeds from patent sales actually received by Prism in connection with its business; minus costs, expenses and fees associated with the production of such revenue (including sales commissions, attorney contingency fees, expert fees and deferred purchase amounts paid to third parties); minus Prism cash operating expenses other than amortization and other noncash expenses for the applicable measurement period. Upon the occurrence of an Earnout Event, an earnout payment in cash equal to 70% of the amount of Prism patent proceeds exceeding the Sharing Threshold shall be paid to the former Prism members, provided, however, that the aggregate amount of such earnout payments, including certain permitted pre-closing distributions, shall not exceed $55 million. As of March 27, 2015, such permitted pre-closing distributions were approximately $5.5 million, resulting in a maximum potential earnout payment of approximately $49.5 million.

Results of Operations

 Fiscal 2014 compared to Fiscal 2013

The following table sets forth selected statement of operations data with the respective percentage changes from the prior year (dollars in thousands):

	2014	2013	% Change from the Prior Year 2014	% Change from the Prior Year 2013

Revenues	$-	$-	N/A	N/A

Operating expenses:
General and administrative	2,677	2,688	-%	-9%
Total operating expenses	2,677	2,688	-%	-9%
Loss from operations	(2,677)	(2,688)	-%	-9%
Other income	30	25	20%	-85%
Net loss before income taxes	(2,647)	(2,663)	1%	-4%
Income tax benefit	-	-	N/A	N/A
Net loss	(2,647)	(2,663)	1%	-2%
Comprehensive loss	$(2,647)	$(2,663)	1%	-2%

Revenues. To date, IPC has not generated revenues from its patent licensing and enforcement business. IPC’s new wholly-owned subsidiary, Prism, generated revenues from licensing and enforcing its patent portfolio in 2014 and 2013, respectively. IPC expects that future revenues, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent enforcement litigation. Patent infringement litigation often takes several years to reach the trial stage, and the appeals process could result in further delays in receiving royalties or damage awards.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses were $2.7 million in 2014 and 2013. IPC incurred an additional $0.6 million in legal expenses, professional services, accounting services and consulting services related to the acquisition of Prism Technologies. This was offset primarily by lease obligation costs of $0.6 million in 2013, described in Note 5, in the accompanying audited financial statements. In 2013, the Company recorded an accrual for lease obligations relating to IPC’s former headquarters. As further discussed in Note 6 to the December 31, 2014 audited financial statements, we entered into an agreement to merge with Prism. Subsequent to the merger on March 26, 2015, we expect general and administrative expenses for fiscal year 2015 to increase with the addition of Prism’s operating expenses.

 Other Income. Other income was $30,000 in 2014, compared to $25,000, in 2013. Other income consists of interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments. IPC expects that other income will consist entirely of returns received from its investment portfolio in the near future, which will be negligible given the conservative nature of IPC’s investment policy and the current economic conditions in the United States.

Income Taxes. Internet Patents Corporation recognized no expense for and did not receive a benefit from income taxes for 2014 and 2013.

Off-Balance Sheet Arrangements. The Company had no off-balance sheet arrangements in 2014 or 2013.

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

Revenue Recognition.  In general, patent licensing arrangements are expected to provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by IPC. Complex revenue arrangements may require significant judgments, assumptions and estimates about when substantial delivery of contract elements will occur, whether any significant ongoing obligations exist subsequent to contract execution, whether collectability is reasonably assured and determination of the appropriate period in which the completion of the earning process occurs.

IPC recognizes revenue when (i) persuasive evidence of a contractual arrangement between IPC and the licensee exists, which create legally enforceable rights and obligations, (ii) delivery of the licensee agreement was provided to the licensee, based upon the point at which control of license transfers to the licensee, (iii) the price to the licensee was fixed or determinable, represents the amount of consideration to which IPC expects to be entitled in exchange for transferring promised licensee agreement to a licensee  and (iv) collectability of consideration to which IPC is entitled to is reasonably assured.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2014 and December 31, 2013, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

For tax return purposes, IPC had net operating loss carry forwards at December 31, 2014 of approximately $144.9 million and $29.2 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal net operating loss carry forwards begin expiring in 2019. State net operating loss carry forwards began expiring in 2015.

The carrying value of our deferred tax assets, which was approximately $48.4 million at December 31, 2014, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Years Ended December 31,
	2014	2013
Cash Flows provided by (used in)

Operating activities	$(2,396)	$(2,203)

Investing activities	(1,045)	1,248)

Financing activities	(3,535)	—

Decrease in cash and cash equivalents	$(6,976)	$(955)

At December 31, 2014, IPC’s principal source of liquidity was $23.1 million in cash and cash equivalents and $1.5 million in short-term investments. IPC adheres to an investment policy with minimal market or settlement risk with its current holdings. Accordingly, substantially all of IPC’s invested assets are in the form of certificates of deposit issued by highly rated banking institutions. There are no restrictions or limitations regarding access to the $23.1 million in cash and cash equivalents and $1.5 million in short-term investments. Since inception, IPC has financed its operations primarily through the sale of preferred and common stock and cash flow from operations.

In 2014, net cash used in operating activities was $2.4 million, primarily consisting of our net loss of $2.6 million and cash provided of $0.5 million, primarily due to an increase in accounts payable and a decrease in other assets. This was partially offset by cash used of $0.3 million, which consisted of a decrease in accrued expenses, other current liabilities and other liabilities.

In 2013, net cash used in operating activities was $2.2 million, primarily consisting of our net loss offset by an accrual for lease obligations of $0.6 million, other non-cash expenses of $0.1 million and cash used of $0.3 million, primarily due to a decrease in accrued expenses and accounts payable. This was partially offset by increases in other liabilities and a decrease in prepaid expenses of $0.1 million.

In 2014, net cash provided by investing activities was $1.0 million representing $4.0 million relating to the purchases of short-term investments, offset by redemptions of short-term investments of $2.8 million and redemptions of restricted short-term investments of $0.2 million.

In 2013, net cash provided by investing activities was $1.2 million representing $1.5 million relating to the purchases of short-term investments and $1.0 million relating to purchases of restricted cash equivalents, offset by redemptions of short-term investments of $2.7 million and redemptions of restricted short-term investments of $1.0 million.

Net cash used in financing activities in 2014 was $3.5 million for the repurchase of 1,178,264 shares of common stock on December 1, 2014 at a price of $3.00 per share. For more information, see Note 5 to the IPC consolidated financial statements, included in Item 8 of this report.

As of December 31, 2014, IPC’s cash and cash equivalents totaled $23.1 million. As described in Note 6 to the IPC consolidated financial statements included in Item 8 of this report, IPC paid Prism’s former security owners an aggregate of $16.5 million in connection with the closing of the Merger. IPC currently anticipates that its cash and cash equivalents will be sufficient to meet its anticipated cash needs to fund operations and capital expenditures for at least the next 12 months. Although IPC does not anticipate the need for additional financing to meet its operating needs or to expand its business, IPC cannot be certain that additional financing will be available when required, on favorable terms or at all. If IPC is not successful in raising additional capital as required, its business could be materially harmed. If additional funds were raised through the issuance of equity securities, the percentage ownership of IPC’s then-current stockholders would be reduced.

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

INTERNET PATENTS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Internet Patents Corporation

We have audited the accompanying consolidated balance sheets of Internet Patents Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet Patents Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Sacramento, California

March 30, 2015

INTERNET PATENTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$23,137	$30,113
Short-term investments	1,494	249
Restricted cash equivalents and short-term investments	800	1,000
Prepaid expenses and other current assets	143	144
Total current assets	25,574	31,506
Property and equipment, net	-	1
Other assets	4	29
Total assets	$25,578	$31,536

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$675	$220
Accrued lease obligation, current	194	229
Accrued expenses	-	24
Total current liabilities	869	473

Accrued lease obligation, non-current	251	444
Income tax liability	101	101
Other liabilities	45	45
Total liabilities	1,266	1,063

Stockholders’ equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2014 and 2013	-	-
Common stock, $0.001 par value. Authorized: 25,000 shares; 11,033 shares issued and 6,574 and 7,752 shares outstanding at 2014 and 2013, respectively	11	11
Paid-in capital	221,771	221,750
Treasury stock, 4,459 and 3,281 shares at 2014 and 2013, respectively	(10,323)	(6,788)
Accumulated deficit	(187,147)	(184,500)
Total stockholders’ equity	24,312	30,473
Total liabilities and stockholders’ equity	$25,578	$31,536

See accompanying notes.

INTERNET PATENTS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013

Revenues	$-	$-

Operating expenses:
General and administrative	2,677	2,688
Total operating expenses	2,677	2,688
Loss from operations	(2,677)	(2,688)
Other income	30	25
Net loss before income taxes	(2,647)	(2,663)
	(2,647)	(2,663)
Income tax benefit	-	-
Net loss	(2,647)	(2,663)

Net loss per share:
Basic and diluted	$(0.35)	$(0.34)

Shares used in computing loss per share:
Basic and diluted	7,655	7,752

See accompanying notes.

INTERNET PATENTS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Years ended December 31,
	2014	2013

Net loss	$(2,647)	$(2,663)
Comprehensive loss	$(2,647)	$(2,663)

See accompanying notes.

INTERNET PATENTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2014 and 2013

(Amounts in thousands, except per share amounts)

	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balances, December 31, 2012	11,033	$11	$221,726	(3,281)	$(6,788)	$(181,837)	$33,112
Share-based compensation	—	—	24	—	—	—	24
Net loss	—	—	—	—	—	(2,663)	(2,663)

Balances, December 31, 2013	11,033	$11	$221,750	(3,281)	$(6,788)	$(184,500)	$30,473
Share-based compensation	—	—	21	—	—	—	21
Repurchases of common stock	—	—	—	(1,178)	(3,535)	—	(3,535)
Net loss	—	—	—	—	—	(2,647)	(2,647)
Balances, December 31, 2014	11,033	$11	$221,771	(4,459)	$(10,323)	$(187,147)	$24,312

See accompanying notes.

INTERNET PATENTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,647)	$(2,663)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	21	24
Depreciation and amortization	1	14
Impairment of long-lived assets	-	14
Loss on disposal of equipment	-	3
Loss on sublease	-	637

Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	1	25
Other assets	25	(2)
Accounts payable	455	(14)
Accrued expenses and other current liabilities	(59)	(226)
Accrued lease obligation	(193)	(60)
Other liabilities	-	45
Net cash used in operating activities	(2,396)	(2,203)

Cash flows from investing activities:
Purchases of short-term investments	(3,984)	(1,494)
Redemptions of short-term investments	2,739	2,742
Purchases of restricted cash equivalents and short-term investments	-	(1,000)
Redemptions of restricted short-term investments	200	1,000
Net cash provided by(used in) investing activities	(1,045)	1,248
Cash flows from financing activities:
Repurchases of common stock	(3,535)	-
Net cash used in financing activities	(3,535)	-
Net decrease in cash and cash equivalents	(6,976)	(955)
Cash and cash equivalents, beginning of year	30,113	31,068
Cash and cash equivalents, end of year	$23,137	$30,113

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

Since the Disposition Date, IPC’s business has been licensing and enforcing of a portfolio of patents relating to technology that was developed by IPC. On March 26, 2015, IPC completed a merger with Prism Technologies, LLC (“Prism”), with Prism becoming a wholly-owned subsidiary of IPC (the “Merger”). Prism is a Nebraska limited liability company headquartered in Omaha, Nebraska. Prism has two primary operating subsidiaries: Secure Axcess, LLC, a Texas limited liability company, and Millenium Biologix, LLC, a Nebraska limited liability company. Prism also operates a patent licensing and enforcement business. Prism and its subsidiaries own a patent portfolio consisting of nine patent families with an aggregate of 51 issued patents and five pending patent applications in the computer and network security, semiconductor and medical technology space.

In the Merger, Prism members received an aggregate of $16.5 million in cash and 3.5 million shares of IPC common stock. Subject to certain conditions, IPC has also agreed to share future revenue related to Prism’s patents with Prism’s former security holders up to a maximum amount of approximately $49.5 million.

Our future revenues, if any, are expected to consist entirely of royalties from licensing our patents and damages for past infringement of our patents. IPC cannot estimate what revenues, if any, it will receive in 2015. In addition to general and administrative expenses, including salaries and benefits, rent and utilities, we expect to incur significant expenses associated with patent infringement litigation.

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

Revenue recognition

In general, patent licensing arrangements are expected to provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by IPC. Complex revenue arrangements may require significant judgments, assumptions and estimates about when substantial delivery of contract elements will occur, whether any significant ongoing obligations exist subsequent to contract execution, whether collectability is reasonably assured and determination of the appropriate period in which the completion of the earning process occurs.

IPC recognizes revenue when (i) persuasive evidence of a contractual arrangement between IPC and the licensee exists, which create legally enforceable rights and obligations, (ii) delivery of the licensee agreement was provided to the licensee, based upon the point at which control of license transfers to the licensee, (iii) the price to the licensee was fixed or determinable, represents the amount of consideration to which IPC expects to be entitled in exchange for transferring the promised licensee agreement to a licensee  and (iv) collectability of consideration to which IPC is entitled to is reasonably assured.

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

IPC evaluates the recoverability of its long-lived assets, including intangible assets subject to amortization in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment. ASC 360 requires the recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds fair value. IPC assesses the impairment of its long-lived assets annually or when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No such indicators of impairment were identified as of December 31, 2014. An impaired asset charge of $14,000 related to leasehold improvements at IPC’s former headquarters in Rancho Cordova, California was recognized for the year ended December 31, 2013.

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

During the years ended December 31, 2014 and 2013, we had no customers or accounts receivable.

Share-Based Payments

IPC accounts for share-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” Under the provisions of ASC 718, share-based compensation is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model. The BSM option-pricing model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM option-pricing model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Generally, compensation cost is recognized over the requisite service period. However, to the extent performance conditions affect the vesting of an award, compensation cost will be recognized only if the performance condition is satisfied. Compensation cost will not be recognized, and any previously recognized compensation cost will be reversed, if the performance condition is not satisfied.

IPC recognizes compensation costs for stock-based payments to employees and its Board of Directors, based on their grant-date fair value on a straight-line approach over the service period for which such awards are expected to vest. The fair value of stock options granted pursuant to IPC’s 1997 and 2008 Stock Option Plans respectively, is determined using the BSM option-pricing model. The determination of fair value is affected by IPC’s stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, IPC’s assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the BSM option-pricing model calculation are:

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

Changes to our underlying stock price, our assumptions used in the BSM option-pricing model calculation and IPC’s forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense we recognize.

2.           Summary of Significant Accounting Policies (continued)

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2014 and December 31, 2013, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The carrying value of IPC’s deferred tax assets, which was approximately $48.4 million at December 31, 2014, is dependent upon its ability to generate sufficient future taxable income. IPC has established a full valuation allowance against its net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including its past and future performance, the market environment in which IPC operates, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. IPC expects to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or is able to develop tax strategies that would enable IPC to conclude that it is more likely than not that a portion of its deferred tax assets would be realizable.

Net income per share

Basic and diluted net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the denominator used to calculate basic and diluted net loss per share of common stock:

	Year Ended December 31,
(In thousands)	2014	2013

Numerator for basic and diluted net loss per share:
Net loss available to common shareholders:	$(2,647)	$(2,663)

Denominator for net loss per share:
Basic and diluted—weighted average shares of common stock outstanding	7,655	7,752

Potentially dilutive securities are not included in the diluted net income calculation, because IPC had a net loss from operations, net of tax. The antidilutive securities that are not included in the calculation above are employee stock options and non-employee directors to purchase shares totaling 0 as of December 31, 2014 and 371 as of December 31, 2013.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued an amendment to Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes” to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its Condensed Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. We expect to adopt this new standard in the first quarter of fiscal year 2017.

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

3.           Share-Based Payments (continued)

In May 2003, the Option Plan was amended, with stockholder approval, to provide that each director would receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. Pursuant to the Option Plan, on July 1, 2014 and 2013 fully vested options to purchase 5,000 shares of common stock were granted to each of the three non-employee directors with an exercise price of $3.15 and $3.56 respectively.

The Option Plan provided for an automatic annual increase in the share reserve, to be effective on the first day of each fiscal year, by a number of shares equal to 5% of the number of common shares outstanding as of the last day of the preceding fiscal year. With the expiration of the 1997 Stock Option Plan and Senior Executive Option Plan, in July 2007, IPC’s Board of Directors authorized and shareholders approved the 2008 Stock Option Plan in February 2008, 1,500,000 shares of common stock were authorized for issuance under this plan. Options to purchase an aggregate of 500,000 shares have been granted under this plan with a contractual term ranging from two to five years.

Options granted under the above plans are priced at the common stock’s fair market value on the date of grant and generally vest ratably over the requisite service period. No option grants were awarded to employees in either 2014 or 2013.

The Company has reserved common shares for issuance in conjunction with the issuance of options underlying the Option Plan and the Executive Plan.

Options outstanding and exercisable at December 31, 2014 are as follows:

			Options Outstanding		Options Currently Exercisable
Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Number Outstanding	Weighted Average Exercise Price
(in thousands, except contractual life and exercise price amounts)
$3.15	-	$3.25	20	3.50	20	$3.18
$3.26	-	$5.25	19	2.78	19	3.93
$7.00	-	$7.00	31	0.96	31	7.00
$7.22	-	$7.70	34	1.04	34	7.63
			104	1.81	104	$5.89

Share-based compensation expense resulting from stock options for the years ended December 31, 2014 and 2013 were included in income in the amount of $21,000 and $24,000, respectively.

The fair value of share-based awards granted pursuant to IPC’s stock option plans was estimated using the BSM option-pricing model with the following weighted average assumptions for the years ended December 31, 2014 and 2013:

	Year Ended December 31
	2014	2013

Expected term (in years)	3.0	3.0
Expected volatility	0.68	0.69
Risk-free interest rate	0.90%	0.65%
Expected dividend	—	—
Weighted-average fair value at grant date	$1.42	$1.61

Activity under all of IPC’s stock option plans is as follows:

(in thousands, except exercise price amounts)	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2013	965	94	$5.42
Additional shares reserved	155	—	—
Granted	(15)	15	3.15
Canceled/forfeited	5	(5)	4.35
Balances, December 31, 2014	1,110	104	$5.89

3.           Share-Based Payments (continued)

There were no unvested options at December 31, 2014 and December 31, 2013.

There was no aggregate intrinsic value of options outstanding and exercisable at December 31, 2014 and 2013. Aggregate intrinsic value represents the total intrinsic value (the aggregate difference between the closing stock price of IPC’s common stock of $2.78 and $3.12 on December 31, 2014 and 2013, respectively and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on December 31, 2014 and 2013, respectively. There were no options exercised for the years ended December 31, 2014 and 2013. The weighted-average remaining contractual terms of options outstanding and exercisable at December 31, 2014 and 2013 were 1.82 and 2.27 years, respectively.

No cash was received from stock option exercises and purchases under the Purchase Plan for December 31, 2014 and 2013.

4.           Fair Value Measurements

The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$22,600	$22,600	$—	$—
Short-term investments	1,494	1,494	—	—
Restricted cash equivalents	800	800
Total assets at fair value	$24,894	$24,894	$—	$—

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$29,315	$29,315	$—	$—
Short-term investments	249	249	—	—
Restricted cash equivalents	1,000	1,000
Total assets at fair value	$30,564	$30,564	$—	$—

Cash equivalents, short-term investments and restricted cash equivalents and short-term investments include certificates of deposit, money market deposit accounts and money funds. The carrying value of these cash equivalents, short-term investments and restricted cash equivalents approximate fair value. For these securities, IPC uses quoted prices in active markets for identical assets to determine their fair value and are considered to be Level 1 instruments.

5.           Consolidated Financial Statement Details

Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2014	2013
Cash	$537	$798
Money market deposit accounts	22,549	28,022
Money market funds	51	1,293
	$23,137	$30,113

 IPC accounts for its short-term investments under ASC 320, “Investments - Debt and Equity Securities”. Management determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. IPC had short-term investments of $1.5 million at December 31, 2014 and $0.2 million at December 31, 2013.

At December 31, 2014, the contractual maturities of IPC’s investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

Restricted cash equivalents

As of December 31, 2014 and December 31, 2013, restricted cash equivalents consisted of $0.8 million and $1.0 million each, respectively. A portion of the cash equivalents is used as collateral for a letter of credit of the same amount, which secures the Company’s obligations under the office space lease for IPC’s former corporate headquarters.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2014	2013
Prepaid insurance	$109	$84
Prepaid rent	30	41
Prepaid taxes	1	16
Other	3	3
	$143	$144

5.           Consolidated Financial Statement Details (continued)

Property and equipment

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2014	2013
Computer and office equipment	$35	$35
Furniture and fixtures	360	360
Leasehold improvements	23	23
Software	23	23
	441	441
Less accumulated depreciation	(441)	(440)
	$—	$1

Depreciation expense was $1,000 and $14,000 for the years ended December 31, 2014 and 2013, respectively.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013

Accrued lease obligations (see Note 6)	$194	$229
Other	—	24
	$194	$253

During the year ended December 31, 2013, IPC discontinued using its corporate headquarters facility in Rancho Cordova, California and subleased the entire premises to an unrelated business for the remainder of IPC’s lease term. In evaluating our continuing lease obligations for this facility, IPC must make assumptions regarding the estimated future sublease income relative to this facility. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the current conditions in the real estate market where this IPC property is located and the inherent risks associated with its sub-lessee, IPC recorded a charge of $606,000 in the year ended December 31, 2013, representing the difference between IPC’s lease obligations and broker fees associated with this facility and the sub-lease income it expects to receive through February 2017, the expiration of its leasehold interest. Also included in the charge is an impaired asset for leasehold improvements of $14,000. The charge was offset by the unamortized portion of deferred rent, as rent expense was recognized on a straight-line base over the life of the lease. IPC recorded this charge in the statement of operations in general and administrative expenses. If this estimate or the related assumptions change in the future, IPC may be required to record a charge to increase its existing accrual.

Stockholders’ Equity—Negotiated Common Stock Repurchases with Related Parties and Others

On November 21 and November 25, 2014, IPC entered into stock purchase agreements with two significant IPC stockholders, with one of their affiliates and an IPC stockholder and certain of his affiliates, pursuant to which IPC agreed to repurchase an aggregate of 1,178,264 shares of IPC common stock at a price of $3.00 per share, for a total purchase price of $3,534,792. The purchase of such shares was completed on December 1, 2014.The $3.00 per share price was consistent with the stock price for the two week period prior to the announcement of the Merger.

On December 8, 2014, one of the Company’s Board members purchased 110,000 shares of IPC common stock from a significant IPC stockholder at a price of $3.00 per share, for a total purchase price of $330,000.

6.           Commitments and Contingencies

Leases

IPC has a non-cancelable 24 month lease through May 15, 2015 for approximately 800 square feet of office space in Folsom, California, which is currently IPC’s corporate headquarters.

IPC has a non-cancelable 5-year full-service lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed IPC’s headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. The monthly sublease rent is less than IPC’s rent obligation to the landlord. As of December 31, 2014, IPC is expected to receive $295,000 from the sub-lessee for the remainder of IPC’s lease.

Until expiration of the lease in September 2014, IPC also leased approximately 10,000 square feet of office space in San Francisco, California. This facility was fully subleased to two tenants.

Future minimum lease commitments as of December 31, 2014 are summarized as follows (in thousands):

Years ending December 31,	Future minimum lease commitments

2015	$352
2016	350
2017	58
$760

Rent expense, net of sub-lease income and amortization of accrued lease obligations, for the years ended December 31, 2014 and 2013 was $12,000 and $118,000, respectively.

Future minimum sub-lease payments expected to be received as of December 31, 2014 are summarized as follows (in thousands):

Years ending December 31,	Future minimum sub- lease payments

2015	$136
2016	136
2017	23
$295

7.           Income Taxes

The components of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2014	2013
Net operating loss carry forwards	$46,872	$48,133
Tax credit carry forwards	981	981
Accruals and allowances	205	296
Depreciation and amortization	332	34
Other	34	12
Total deferred tax asset	48,424	49,456

Less valuation allowance	(48,424)	(49,456)
Net deferred tax asset	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, IPC has recorded a valuation allowance against its deferred tax asset. The valuation allowance recorded for the year ended December 31, 2014 increased by $1,032,000 and for the year ended December 31, 2013 increased by $888,000.

For tax return purposes, IPC had net operating loss carry forwards at December 31, 2014 of approximately $144.9 million and $29.2 million for federal income tax and state income tax purposes, respectively. Federal net operating loss carry forwards begin expiring in 2019. State net operating loss caryforwards began expiring in 2015. IPC also had federal research and development credits of approximately $0.7 million which will begin expiring in 2018, and a federal alternative minimum tax credit of approximately $0.5 million, which does not expire.

IPC did not recognize any income tax expense or benefit for the years ended December 31, 2014 and 2013, due to IPC incurring losses in these years.

The effective tax rate for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2014	2013
Federal tax at statutory rate	34.0%	34.0%
Share based compensation	0.0%	(0.3)%
Other	(0.7)%	(0.6)%
Adjustment due to change in valuation allowance	(33.3)%	(33.1)%
	(0.0)%	(0.0)%

7.           Income Taxes (continued)

In 2014 and 2013, the federal statutory rate is 34% as this is the rate at which the Company expects to realize its deferred tax assets in the future.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2014 and December 31, 2013, IPC had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect IPC’s effective tax rate). IPC does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013
Balance at January 1	$300	$300
Increase (decrease) related to prior year tax positions	—	—
Increase (decrease) related to current year tax positions	—	—
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—
Balance at December 31	$300	$300

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of income tax expense. IPC did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2014 and 2013, due to immateriality.

IPC files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. IPC is subject to U.S. federal and state examination for tax years 1999 through 2014, due to unutilized net operating losses and research credits. On July 11, 2013 the Company was informed by the Department of the Treasury that the 2011 tax year would be subject to examination. On April 10, 2014, the Internal Revenue Service notified IPC that its audit of the Company’s returns for tax year 2011 had been completed. The IRS made no changes to the Company’s reported income taxes.

8.           Other Income

The Company recognized interest income in 2014 and 2013 in the amount of $30,000 and $25,000, respectively. This represented interest earned on IPC’s investment portfolio of cash, cash equivalents and short-term investments. IPC expects that Other Income will consist entirely of returns received from its investment portfolio in the near future, which will be negligible given current economic conditions in the United States.

9.          Subsequent Event- Acquisition of Prism

On March 26, 2015, IPC and Prism completed the Merger through which Prism became a wholly-owned subsidiary of IPC. In the Merger, Prism’s former security holders received an aggregate of $16.5 million in cash and 3.5 million shares of IPC common stock. Subject to certain conditions, IPC has also agreed to share future revenue related to Prism’s patents with Prism’s former security holders up to a maximum amount of approximately $49.5 million. In addition, IPC granted options for an aggregate of 500,000 shares to four individuals in connection with their employment by IPC following the Merger.

Immediately following the closing of the transaction, Prism’s former equity owners owned approximately 35% of the outstanding common stock of IPC (or approximately 34% of the outstanding common stock of IPC calculated on a fully diluted basis).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation using criteria established in Internal Control – Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

(c)

Changes in internal control over financial reporting. There has been no change in IPC’s internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, IPC’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2015.

INTERNET PATENTS CORPORATION

By:	/s/ HUSSEIN A. ENAN
Hussein A. Enan Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive Officer	March 30, 2015
Hussein A. Enan

/s/ STEVEN J. YASUDA	Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)	March 30, 2015
Steven J. Yasuda

/s/ JAMES M. CORROON	Vice Chairman of the Board	March 30, 2015
James M. Corroon

/s/ DENNIS H. CHOOKASZIAN	Director	March 30, 2015
Dennis H. Chookaszian

/s/ GREGORY J. DUMAN	Director	March 30, 2015
Gregory J. Duman

/s/ THOMAS W. ORR	Director	March 30, 2015
Thomas W. Orr

INTERNET PATENTS CORPORATION

EXHIBITS TO FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2014

Exhibit Number	Description of Document

2.1

Asset Purchase Agreement between the Company and Bankrate, Inc. dated as of October 10, 2011 (Incorporated by reference herein to exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 12, 2011).

2.2

Agreement of Plan of Merger by and among the Company, Strategic Concepts Acquisition Corp., Prism Technologies and Gregory J. Duman, dated November 11, 2014 (Incorporated by reference herein to exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-201323), as amended, as filed with the SEC on December 30, 2014).

3.1

Restated Certificate of Incorporation of the Company (Incorporated by reference herein to exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201323), as amended, as filed with the SEC on December 30, 2014) as amended by (a) the Certificate of Amendment of Certificate of Incorporation of the Company, dated December 18, 2001, (b) the Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, dated November 23, 2011, (c) the Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated December 21, 2011, (d) the first Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 12, 2013, and (e) the second Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 12, 2013.

3.2	Bylaws of the Company (Incorporated by reference herein to exhibit 3.2 to Company’s Registration Statement on Form S-1 (File No. 333-78095), as amended, as filed with the SEC on July 22, 1999).
3.3

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

10.7

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

21.1†	Subsidiaries of Company.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2†	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	Extensible Business Reporting Language (XBRL)**

†	Included in this filing.
*	Constitutes a management contract or a compensatory plan or arrangement.
**

XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.