Form 10-Q
period 2015-03-31
Internet Patents Corp
filed 2015-05-15
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on April 30, 2015 were 10,073,688 shares.

FORM 10-Q

INTERNET PATENTS CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$21,096	$23,137
Short-term investments	1,494	1,494
Restricted cash equivalents	800	800
Prepaid expenses and other current assets	116	143
Total current assets	23,506	25,574

Intangible assets	57,986	-
Goodwill	5,092	-
Other assets	63	4
Total assets	$86,647	$25,578

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$291	$675
Accrued expenses	226	194
Payable to former Prism shareholders	15,157	-
Accrued contingent consideration, current	12,869	-
Notes payable, current	1,888	-
Total current liabilities	30,431	869

Accrued contingent consideration, non-current	21,469	-
Notes payable, non-current	1,682	-
Accrued lease obligation, non-current	200	251
Income tax liability	101	101
Other liabilities	45	45
Total liabilities	53,928	1,266

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock	15	11
Paid-in capital	231,150	221,771
Treasury stock	(10,323)	(10,323)
Accumulated deficit	(188,123)	(187,147)
Total stockholders’ equity	32,719	24,312
Total liabilities and stockholders’ equity	$86,647	$25,578

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Total revenues	$-	$-

Operating expenses:
General and administrative	608	443
Depreciation and amortization	353	-
Total operating expenses	961	443
Loss from operations	(961)	(443)
Other income	6	8
Interest expense	(21)	-
Net loss before income taxes	(976)	(435)
Income tax benefit	-	-
Net loss	$(976)	$(435)

Net loss per share:
Basic and diluted	$(0.14)	$(0.06)

Shares used in computing net loss per share:
Basic and diluted	6,807	7,752

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(976)	$(435)
Comprehensive loss	$(976)	$(435)

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(976)	$(435)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2
Depreciation and amortization	353	1
Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	30	(40)
Accounts payable	(420)	(86)
Accrued expenses and other current liabilities	(18)	(60)
Net cash used in operating activities	(1,029)	(620)

Cash flows from investing activities:
Purchase of Prism, net of cash acquired	(1,012)	-
Purchases of short-term investments	-	(1,245)
Redemption of short-term investments	-	249
Redemptions of restricted short-term investments	-	200
Net cash used in investing activities	(1,012)	(796)

Net decrease in cash and cash equivalents	(2,041)	(1,416)
Cash and cash equivalents, beginning of period	23,137	30,113
Cash and cash equivalents, end of period	$21,096	$28,697

Supplemental disclosures of cash flow information and non-cash transactions:

In connection with its acquisition of Prism, IPC assumed liabilities and issued common stock as follows:

Cash paid for acquisition as of March 31, 2015	$1,343
Payable to former Prism shareholders	15,157
Contingent consideration	34,338
Issuance of common stock	9,380
Value of net assets acquired	$60,218

Liabilities assumed	$3,605

See accompanying notes.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business of Internet Patents Corporation

Internet Patents Corporation (“IPC”) was originally incorporated in California in February 1995 and re-incorporated in Delaware in October 1996, and is headquartered outside Sacramento, California. Our headquarters mailing address is 101 Parkshore Drive, Suite 100, Folsom, CA 95630, and the telephone number at that location is (916) 932-2860. Our principal website is www.internetpatentscorporation.net.

From our inception through December 21, 2011, we operated an online insurance marketplace that electronically matched consumers and providers of automobile, property, health, term life, and small business insurance. We discontinued this business in connection with the sale of substantially all of our assets (the “Disposition”) to Bankrate, Inc. (“Bankrate”) in a transaction that closed on December 21, 2011 (“Disposition Date”).

On the Disposition Date and in connection with the Disposition, we changed our name from InsWeb Corporation (“InsWeb”) to Internet Patents Corporation. Since the Disposition Date, our business has consisted of licensing and enforcing a portfolio of patents relating to technology that was developed by us. On March 26, 2015, we completed a merger with Prism Technologies, LLC (“Prism”), with Prism becoming a wholly-owned subsidiary of IPC (the “Merger”). Prism also operates a patent licensing and enforcement business. Prism and its subsidiaries own a portfolio of nine patent families with an aggregate of 51 issued patents and five pending patent applications in the areas of computer and network security, semiconductors and medical technology.

In the Merger, Prism’s former owners will receive an aggregate of $16.5 million in cash and 3.5 million shares of our common stock. Subject to certain conditions, we have also agreed to share future revenue related to Prism’s patents with Prism’s former security holders up to a maximum amount of approximately $49.5 million. Further details about the Merger can be found in Note 3 – Acquisition - to the Notes to Condensed Financial Statements.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following chart describes the status of all patent infringement litigation involving IPC, Prism and Secure Axcess, a wholly owned subsidiary of Prism.

Patents	Parties	Civil Action Number, Court, and Judge	Key Upcoming Dates
Gregg Patents	Prism Technologies, LLC v. AT&T Mobility (Settled), Sprint, T-Mobile, U.S. Cellular, & Cellco Partnership dba Verizon Wireless	8:12-cv-00122-126- LES-TDT (USDC Nebraska, J. Strom)	Trial Dates Sprint 6-15-15 T-Mobile 10-13-15 US Cellular 11-9-15 Verizon 4-4-16
Glazer Patents	Secure Axcess, LLC v. U.S. Bank, et al.	6:13-cv-00717-KNM (USDC Eastern District Texas, J. Mitchell)	District Court Case stayed pending CBM.
Glazer Patents	EMC Corp. and RSA Security, LLC v. Secure Axcess, LLC PNC Bank, National Association, et al. v. Secure Axcess, LLC	IPR2014-00475 (PTAB, Panel) CBM2014-00100 (PTAB, Panel)	PTAB Hearing 5-20-15 PTAB Hearing 5-20-15
Glazer Patents	Bank of the West, et al. v. Secure Axcess, LLC T. Rowe Price Investment Services, Inc. v. Secure Axcess, LLC PNC Bank, National Association v. Secure Axcess, LLC	CBM2015-00009 (PTAB, Panel) CBM2015-00027 (PTAB, Panel) CBM2015-00039 (PTAB, Panel)	Instituted Petition 11/21/2014, Not Yet Instituted Petition 12/20/2014, Not Yet Instituted
Weber Patents	Secure Axcess, LLC v. Nintendo of America, Inc., et al.	2:14-cv-01013-RSM (USDC Western District Washington, J. Ricardo Martinez)	Trial Date 10-5-15
Event Log	IPC v. eBags and Tellapart	4:12-cv-03385-SBA (USDC Northern District of California)	District Court stayed the litigation pending ex parte reexam. On 5-1-2015, PTAB upheld rejection of all claims.
Dynamic Tabs	IPC v. General Automobile Insurance; IPC v. Active Network; IPC v. Tree.com; IPC v. Quinstreet	3:2012-cv-05036; 3:2012-cv-05035; 3:2012-cv-06505; 3:2012-cv-06506; (USDC ND Cal.)	Federal Circuit Oral Argument Held 8-6-14
Ethernet

Secure Axcess, LLC v. Ericsson, Inc.

Secure Axcess, LLC v. Fujitsu Network Communications, Inc.

Secure Axcess, LLC v. HP Enterprise Services, LLC

Secure Axcess, LLC v. NEC Cloud Communications America, Inc.

		6:15-cv-00211 6:15-cv-00212 6:15-cv-00208 6:15-cv-00209 (ED Texas)	Filed March 16, 2015

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Basis of Presentation

The consolidated financial statements include the accounts of IPC and its wholly-owned subsidiaries, Goldrush Insurance Services, Inc. and Prism Technologies LLC. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2015 and the results of operations for the three months ended March 31, 2015 and 2014 and of cash flows for the three months ended March 31, 2015 and 2014. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. We believe the disclosures in its notes to the condensed consolidated financial statements are adequate to make the information presented not misleading. We have evaluated subsequent events through the time of filing these financial statements. Based upon the evaluation, there was no material impact on the accompanying condensed consolidated financial statements.

Summary of Significant Accounting Policies

Business Combination Accounting

IPC accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Prism’s operating results are included in the Company’s consolidated financial statements from the Closing Date. IPC recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. IPC measures and recognizes goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of IPC’s previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. At the acquisition date, IPC measures the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies.  IPC measures the fair values of all noncontractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or liability. While IPC uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, IPC’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, IPC will record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to IPC’s consolidated statements of operations. Prism’s operations are included in IPC’s consolidated financial statements as of March 26, 2015. Acquisition related costs associated with a business combination are expensed as incurred.

Intangible Assets

The amounts assigned to the patent portfolio and covenants not to compete are being amortized on a straight-line basis over 2.8 years and 4 years, respectively. The amortization period of the patent portfolio was determined using the estimated life of each patent, which is represented by the period over which 95% of the expected discounted cash flows are received, and then using a weighted average approach based on the value of the patent and the estimated life. The amortization period of the covenants not to compete is 4 years; the weighted average expected term of the agreements.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Goodwill

Goodwill represents the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of IPC’s previously held equity interest in the acquiree (if any), over (b)  the fair value of assets acquired and liabilities assumed.  Goodwill and intangible assets, deemed to have indefinite lives, are subject to annual impairment testing as described below.

Goodwill will be tested for impairment on at least an annual basis in the fourth quarter of the year.  In the first step of testing for goodwill impairment, the IPC will estimate the fair value of the net assets associated with the goodwill.  If the fair value of these net assets is greater than the carrying value of the net assets, including goodwill, then there will be no impairment.  If the fair value is less than the carrying value, then IPC would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of the identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.  If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Operations.

In addition, IPC would evaluate goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment.  Examples of such events or circumstances include the following:

●	a significant adverse change in legal factors or in the business climate;
●	a more likely than not expectation that a segment or a significant portion thereof will be sold; or
●	the testing for recoverability of a significant asset group within the segment.

Recently Adopted Accounting Pronouncements

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

Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our Condensed Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern” (Subtopic 205-40) which amends the current guidance in ASC Topic 205 by adding Subtopic 40. Subtopic 40 requires management to evaluate whether there are conditions or events that in aggregate would raise substantial doubt about an entity’s ability to continue as a going concern for one year from the date the financial statements are issued or available to be issued. If substantial doubt existed, management would be required to make certain disclosures related to nature of the substantial doubt and, under certain circumstances, how that substantial doubt would be mitigated. This amendment is effective for annual periods ending after December 15, 2017 and for subsequent interim and annual periods thereafter. Early adoption is permitted. We are evaluating the effects, if any, adoption of this guidance will have on our consolidated financial statements.

3.  Acquisition and Preliminary Purchase Accounting

On March 26, 2015 (the “Closing Date”), IPC completed its acquisition of Prism Technologies, LLC (“Prism”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated November 12, 2014. Prism was acquired for a purchase price of $60.2 million paid in a combination of cash, stock and potential contingent earn-out payments as discussed further below. IPC accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Prism’s operating results are included in the Company’s consolidated financial statements from the Closing Date.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Acquisition and Preliminary Purchase Accounting (continued)

The maximum purchase price, exclusive of the discounting or probability reductions associated with the contingent consideration, is $75.4 million as of the Closing Date. The $75.4 million maximum purchase price is comprised of: (a) $16.5 million ($1.3 million paid at Closing and $15.2 million paid in April, 2015); (b) $9.4 million associated with the issuance of 3.5 million shares of IPC common stock at Closing; and (c) a total of up to $49.5 million in future contingent consideration.

Contingent Consideration

The contingent consideration payable to Prism’s former security holders consists of a share of future revenues related to lawsuits filed by Prism prior to March 26, 2015 (“Open Suits”). Under the terms of the Merger Agreement, IPC will retain the first $16.5 million in litigation or settlement proceeds received from Open Suits after closing (the “Sharing Threshold”), less any cash remaining in Prism at the time of closing. Prism’s former security holders will receive 70% of the litigation and settlement proceeds related to Open Suits in excess of the Sharing Threshold, up to $49.5 million. The contingent consideration is calculated quarterly and payable in the quarter following the period in which it is earned. Payments due for the quarters ended March 31, June 30, and September 30, are subject to a 20% retention. The retention payments are due in conjunction with the earn-out payment for December 31.

IPC

The preliminary estimated fair values of the Prism purchase price is comprised of the following (in thousands):

Consideration paid on the Closing Date:
Cash payment (portion of $16.5 million cash consideration)	$1,343
Common stock	9,380

Consideration to be paid after the Closing Date:
Payable to former Prism shareholders (remaining portion of $16.5 million cash consideration paid in April, 2015)	15,157
Contingent consideration expected to be paid	49,500
Discount on contingent consideration	(15,162)
$60,218

A portion of the consideration at closing was the issuance of 3,500,000 new shares of IPC’s common stock. The closing price-per-share of IPC’s common stock on the acquisition date was $2.68.

The fair value of contingent consideration to be paid as of the date of acquisition is calculated based upon the time value of money and the probability assessment in achieving patent proceeds.

Preliminary Purchase Price Allocation

IPC recognized of $5.1 million in goodwill, representing the excess purchase consideration over acquired tangible and intangible assets and liabilities assumed. The goodwill relates to expected synergies and the assembled workforce of Prism.

The acquired intangible assets included a patent portfolio valued, for purchase price allocation purposes, at $55.6 million with a weighted average useful life of 2.8 years and $2.8 million of non-compete agreements with a weighted average useful life of 4 years.

Management determined the fair value of intangible assets based on a number of factors, including a third-party valuation, utilizing the income approach in conjunction with discussions with Prism’s management and certain forecasts prepared by Prism. The rate utilized to discount net cash flows to their present values was approximately 27% for the non-compete agreements and 37% for the patent portfolio. The discount rates were determined using a weighted-average cost of capital which incorporated a number of factors which included the risk-free rate, the market premium, a company size premium and a company-specific premium for the non-compete agreements. In addition, for the patent portfolio, there was an additional premium applied.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Acquisition and Preliminary Purchase Accounting (continued)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Closing Date. The purchase price allocations are based upon preliminary valuations, and our estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated assets, prior to the finalization of the more detailed analyses, which must occur within one year from the Merger Date, may change the amount of the purchase price allocations.

(in thousands)

Acquired assets:
Cash and cash equivalents	$331
Intangible assets, net	55,581
Covenant not to compete	2,758
Other assets	61
Goodwill	5,092

Assumed liabilities:
Notes payable	(3,570)
Accounts payable and other liabilities	(35)

Total purchase price	$60,218

The fair value of the notes payable was determined, using an annual discount rate of 12.0% to discount the notes payable’s payment stream based on management’s assumptions about the risk associated with satisfying the payment obligations, including the fact that certain patents serve as security for the notes.

IPC incurred approximately $92,000 in acquisition-related expenses of which $42,000 was related to accounting and valuation expenses, $29,000 in special shareholder meeting expenses and $21,000 in legal expenses. These costs are included in the consolidated statement of operations in general and administrative operating expenses for the three months ended March 31, 2015. There were no acquisition-related expenses incurred during the comparable period during 2014.

Pro forma Results of Operations

The unaudited pro forma results of operations provided below for the three months ended March 31, 2015 and 2014 are presented as though the acquisition had occurred at the beginning of the period presented. The pro forma information presented below does not purport to indicate what the Company's results of operations would have been if the acquisition had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends.

	Three months ended March 31,
	2015	2014
Total revenues	$-	$-
Operating loss	(6,869)	(6,234)
Net loss	(7,240)	(6,556)
Diluted loss per share	$(0.72)	$(0.58)

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

	March 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,607	$4,607	$—	$—
Short-term investments	1,494	1,494	—	—
Restricted cash equivalents	800	800
Total assets at fair value	$6,901	$6,901	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$22,600	$22,600	$—	$—
Short-term investments	1,494	1,494
Restricted cash equivalents	800	800	—	—
Total assets at fair value	$24,894	$24,894	$—	$—

Cash equivalents, short-term investments and restricted cash equivalents include certificates of deposit, money market deposit accounts and money market funds. The carrying value of these cash equivalents, short-term investments and restricted cash equivalents approximates fair value. These securities are considered Level 1 instruments, and we use quoted prices in active markets for identical assets to determine their fair value.

5. Restricted Cash Equivalents and Short-Term Investments

As of both March 31, 2015 and December 31, 2014, restricted cash equivalents consisted of $0.8 million. A portion of the cash equivalents is used as collateral for a letter of credit of the same amount which secures our remaining rent obligations under the office space lease for IPC’s former corporate headquarters.

6. Other Assets

Prism acquired several existing life insurance policies (also referred to as “life settlement contracts”) to secure the principal portion of its convertible debt, which is no longer outstanding. These life settlement contracts were part of the assets acquired by IPC with the Merger. A life settlement contract is the payment of cash to an insured in return for an assignment of ownership or beneficial interest in, and the right to receive the value of, a life insurance policy upon the death of the insured. A typical insured is a policyholder who is age 65 or older with an actuarially determined life expectancy of three (3) to ten (10) years based on their current medical condition. This person may desire to obtain as much cash as possible from their life insurance policy today to assist them in: i) obtaining a more suitable life insurance policy for their current needs, ii) obtaining immediate cash to cover financial expenses, iii) to terminate the continued burden of paying substantial premiums to prevent the policy from lapsing. In many cases, the insured simply has no beneficiaries remaining and they would rather have the cash value of their policy for their own use while they are still alive. The types of policies which Prism has acquired are mainly universal or variable life insurance policies underwritten by reputable insurance companies.

Life settlement contracts are preliminarily recorded at cash surrender value, with premium payments expensed as incurred. The policies are not subject to amortization; however IPC analyzes the carrying value for the impairment annually. Based upon our analysis, no impairment was noted for the three months ended March 31, 2015.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Other Assets (continued)

Life settlement contracts consist of the following at March 31, 2015 (in thousands):

March 31, 2015
Number of individual life insurance policies held	6
Aggregate face/maturity value of all policies	$2,200
Cash surrender value of all policies	$58

7. Intangible Assets

        Intangible assets, net, include the following amounts (in thousands):

March 31, 2015
Goodwill	$5,092
Patent portfolio	55,581
Covenant not to compete	2,758
63,431
Accumulated amortization patent portfolio	(342)
Accumulated amortization covenant not to compete	(11)
Total goodwill and other intangible assets	$63,078

        Goodwill, the excess of the purchase price paid to former security holders of Prism over the fair market value of the net assets acquired, in the amount of $5.1 million was recorded as of the Closing Date. We did not have goodwill prior to the acquisition of Prism.

8. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014

Accrued lease obligations	$193	$194
Accrued interest	21	-
Other	12	-
	$226	$194

9. Notes payable

As part of the Merger, IPC assumed a $3.6 million discounted non-interest bearing notes payable to two affiliated companies, due in four semi-annual installments of $1,000,000 beginning in June 2015, including imputed interest of 12%, based on management’s assumptions about the risk associated with satisfying the payment obligations, including the fact that certain patents serve as security for the notes.

The aggregate maturities of the notes payable are as follows (in thousands):

Year Ending December 31,
2015	$2,000
2016	2,000
Total	$4,000
Less imputed interest	(430)
Fair Value	$3,570

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Three months ended March 31,
(In thousands, except per share amounts)	2015	2014

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(976)	$(435)

Denominator for net loss per share:
Basic and diluted —weighted average shares of common stock outstanding	6,807	7,752

Net loss per share:
Basic and diluted	$(0.14)	$(0.06)

Potentially dilutive securities are not included in the diluted net loss calculation, because we had a net loss from operations, net of tax. The antidilutive securities that are not included in the calculation above are employee stock options and non-employee directors to purchase shares totaling 0 for the three month periods ending March 31, 2015 and 2014.

11. Commitments and Contingencies

Leases

We have a non-cancelable 24 month lease through May 15, 2015 for approximately 800 square feet of office space in Folsom, California, which is currently IPC’s corporate headquarters. We expect to renew this lease for an additional two year term.

Prism leases approximately 2,200 square feet of office space in Omaha, Nebraska under a a non-cancelable 60 month lease through August 31, 2017.

We have a non-cancelable 5-year full-service lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, we subleased this space for the remainder of our term. The monthly sublease rent is less than our rent obligation to the landlord. As of March 31, 2015, we are expected to receive $261,000 from the sub-lessee for the remainder of our lease.

Until the expiration of the lease in September 2014, we also leased approximately 10,000 square feet of office space in San Francisco, California. This facility was fully subleased to two tenants.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. Commitments and Contingencies (continued)

Legal Proceedings

On March 19, 2015, Maxim Group LLC (“Maxim”) sent Prism a letter demanding payment of a fee under an Advisory Agreement dated September 19, 2013 (the “Advisory Agreement). Prism rejected the demand and on April 10, 2015, Maxim filed a Statement of Claim with the Financial Industry Regulatory Authority (“FINRA”) to initiate arbitration of the dispute. In the Statement of Claim, Maxim alleges that Prism is liable for payment of a percentage of the Merger consideration as an advisory fee under the Advisory Agreement. Prism is required to answer the Statement of Claim by June 3, 2015. However, Prism has filed a declaratory judgment action in Nebraska state court seeking a declaration that the Advisory Agreement is void, no advisory fee is owed and staying the FINRA arbitration proceeding. In the state court action Prism argues: (i) Maxim did not introduce IPC to Prism and Prism did not seek Maxim’s assistance with the Merger; (ii) Maxim was not registered as an investment advisor and cannot charge an advisory fee; and (iii) the advisory fee demanded by Maxim is grossly excessive under applicable law. A hearing on Prism’s request for a stay was held on May 7, 2015 but the court has not yet ruled on the motion. If the stay is not granted, IPC and Prism intend to vigorously defend the FINRA arbitration. Although an arbitration award to Maxim would be paid by IPC, it relates to a pre-Merger dispute and would reduce the maximum earnout payable to Prism’s former security holders. As such, an adverse arbitration decision, if any, would have a near term impact on our cash flow but is not expected to have a significant impact on our long term financial condition.

12. Options and Equity

As of March 31, 2015, there was $174,000 in unrecognized compensation cost for all stock options outstanding. A small portion of the unrecognized compensation cost relates to grants of options to purchase 500,000 shares of common stock to five Prism executive officers under employment agreements executed in connection with the Merger. The exercise price of all of the options granted to Prism executive officers is $2.68. One-half of the options granted to each employee is serviced based and vest as follows: (i) 33.33% will vest upon the first anniversary of the first date of employment, and (ii) 1/24 of the remaining 66.67% will vest at the end of each of the 24 months following such anniversary, so long as the individual remains employed pursuant to the terms of his or her employment agreement.

The remaining one-half of the options granted to the five Prism officers are performance based and vest as follows: (i) 33.33% will vest upon the first anniversary of the first date of employment based on achievements measured against financial targets for such period; (ii) 33.33% will vest upon the second anniversary of the first date of employment based on achievements measured against financial targets for the second year of employment; and (iii) 33.34% will vest upon the third anniversary of the first date of employment based on achievements measured against financial targets for the third year of employment. The employee must remain employed for the service based and performance based options to vest; however, all unvested options will immediately vest upon: (A) termination of such person’s employment without good cause; or (B) the occurrence of a change of control as defined in such person’s employment agreement.

For the  performance based options above, IPC cannot assess the probability of achieving targets greater than 70%, therefore the fair value of the performance based options will be recognized as zero. When IPC is able to reliably assess the probability of achieving target levels, the fair value will be calculated at that time.

During the three months ended March 31, 2015 and 2014 there were no common share issuances associated with the exercise of stock options.

13. Subsequent Event

We made payments to the former owners of Prism in April, 2015 in the amount of $15.2 million in conjunction with the Merger Agreement. This was the remaining portion of the $16.5 million cash consideration, per the Merger Agreement.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to ours future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and we caution you that any forward-looking information provided by, or on behalf of, us is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond our control, including, but not limited to, our ability to generate revenues from our business model; our ability to effectively and efficiently manage patent infringement litigation we initiate; the unpredictable nature of patent licensing and patent litigation; the risk that one or more of our patents will be declared invalid; the potential loss of key employees critical to the ongoing success of our business; potential adverse changes in the laws and regulations relating to patents and patent litigation; the risk that the combined company created by the Prism acquisition will not be profitable and the possibility that the expected value creation from the Prism acquisition will not be realized or will not be realized within the expected time period; and changes in the taxation of the combined company's income due to the disallowance or expiration of our net operating losses . These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2014 and other documents filed with the Securities and Exchange Commission, could cause IPC’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update such statements.

Overview

From its inception through December 21, 2011, we operated an online insurance marketplace that electronically matched consumers and providers of automobile, property, health, term life, and small business insurance. We discontinued this business in connection with the sale of substantially all of its assets related to its lead generation business to Bankrate, Inc. (the “Disposition”). As a result of the Disposition, we no longer conduct the insurance lead generation business, and have agreed not to reenter that business for a period of ten years. Since the Disposition Date, we have operated a patent licensing and enforcement business.

On March 26, 2015, we completed a merger with Prism Technologies, LLC (“Prism”), with Prism becoming a wholly owned subsidiary of us (the “Merger”). Prism also operates a patent licensing and enforcement business. As a result of the Merger, we and our subsidiaries own 58 patents as of March 26, 2015

In the Merger, Prism members are entitled to receive an aggregate of $16.5 million in cash and 3.5 million shares of our common stock. Subject to certain conditions, we have also agreed to make future earnout payments to former Prism security holders. An “Earnout Event” is defined as receipt by Prism of any amount more than $16.5 million, minus the cash balance of Prism as of closing (the “Sharing Threshold”), in “Prism patent proceeds” from lawsuits filed by Prism on or prior to the closing date of the Merger. Prism patent proceeds include total cash recoveries from litigation or settlement, royalties, license fees and proceeds from patent sales actually received by Prism in connection with its business; minus costs, expenses and fees associated with the production of such revenue (including sales commissions, attorney contingency fees, expert fees and deferred purchase amounts paid to third parties); minus Prism cash operating expenses other than amortization and other noncash expenses for the applicable measurement period. Upon the occurrence of an Earnout Event, an earnout payment in cash equal to 70% of the amount of Prism patent proceeds exceeding the Sharing Threshold shall be paid to the former Prism members, provided, however, that the aggregate amount of such earnout payments, including certain permitted pre-closing distributions, shall not exceed $55 million. As of March 25, 2015, such permitted pre-closing distributions were approximately $5.5 million, resulting in a maximum potential earnout payment of approximately $49.5 million.

Results of Operations

Operating Expenses

	Three months ended March 31,		Percentage change from
(in thousands, except percentages)	2015	2014	prior period

General and administrative	$608	$443	37%
Depreciation and amortization	$353	-

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $608,000 for the three months ended March 31, 2015 from $443,000 for the comparable period in 2014. The increase was primarily due to an increase in Prism acquisition related expense of $92,000 for legal expenses, investor relations and accounting services related to the acquisition of Prism and Prism’s operating expenses, subsequent to the acquisition of $76,000. General and administrative expenses are expected to increase for the remainder of 2015, due to the addition of Prism’s operating expenses after the Merger.

Depreciation and amortization. Depreciation and amortization expenses consist of amortization of the patent portfolio and the covenant not to compete over their estimated useful lives. For the three months ended March 31, 2015, the expenses were $353,000 and consisted entirely of amortization expenses associated with the assets acquired from Prism on March 26, 2015. There were no such expenses incurred during the three months ended March 31, 2014.

Other Income. Other Income was $6,000 for the three months ended March 31, 2015 as compared to $8,000 for the comparable period in 2014. Other Income for the three months ended March 31, 2015 and 2014 consist of interest earned on our investment portfolio of cash, cash equivalents and short-term investments. We expect that Other Income will consist entirely of returns received from our investment portfolio in the near future, which will be negligible given the conservative nature of our investment policy and the current economic conditions in the United States.

 Interest Expense. Interest expense was $21,000 for the three months ended March 31, 2015 as compared to $0 for the comparable period in 2014. For the three months ended March 31, 2015 interest expense consisted of accrued interest on the outstanding debt and imputed interest on the earnout. We expect our interest expense to be significant over the next several years as a result of the interest on the note payable and imputed interest on the earnout.

Income Taxes. We recognized no expense for, and did not receive a benefit from income taxes for the three months ended March 31, 2015 and 2014.

Our future revenues, if any, are expected to consist entirely of royalties from licensing patents and damages for past infringement of our patents, which now included Prism’s patent portfolio. We cannot estimate what revenues, if any, we will receive in 2015. We anticipate incurring significant incremental general and administrative expenses, including salaries and benefits, rent and utilities, associated with the Merger. We incurred transaction related expenses in the current quarter and expect to incur significant expenses associated with patent infringement litigation.

We expect to incur significantly higher amortization expenses for 2015 and the next several years from the amortization of Prism’s patent portfolio. In addition, we assumed certain debt from Prism in the Merger and expect to incur significant interest expense associated with this debt. We also anticipate incurring significant interest expense from the imputed interest associated with the contingent consideration agreed to in the Merger agreement. Additional information related to the Merger is included in Notes 3 and 7.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our Condensed Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of its consolidated financial statements.

 Income Taxes.

Under the asset and liability method prescribed under ASC 740, “Income Taxes”, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At March 31, 2015 and March 31, 2014, we had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect our effective tax rate). We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

For tax return purposes, we had net operating loss carry forwards at March 31, 2015 of approximately $145.6 million and $30.0 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2019 and 2015, respectively.

The carrying value of our deferred tax assets, which was approximately $48.7 million at March 31, 2015, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of its consolidated financial statements.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Three months ended March 31,
	2015	2014
Cash used in operating activities	$(1,029)	$(620)
Cash used in investing activities	(1,012)	(796)

At March 31, 2015, our principal source of liquidity was $21.1 million in cash and cash equivalents and $1.5 million in short-term investments. We adhere to an investment policy with minimal market or settlement risk with our current holdings. There are no restrictions or limitations regarding access to the $21.1 million in cash and cash equivalents and $1.5 million in short-term investments. Since inception, we have financed operations primarily through the sale of preferred and common stock and cash flow from operations.

We made payments to the former owners of Prism in April, 2015 in the amount of $15.2 million in conjunction with the Merger Agreement which significantly reduced our cash and cash equivalents. In addition, as detailed in the March 31, 2015 balance sheet and Note 9 to the condensed consolidated financial statements, we have significant debt payments due in conjunction with the debt that we assumed as part of its Merger with Prism. We also expect to incur significant outflows of cash associated with the earnout to the former owners of Prism, but these payments, correlate to revenues generated by Prism’s patent portfolio.

For the three months ended March 31, 2015, net cash used in operating activities was $1.0 million, primarily consisting of our net loss of $1.0 million and cash used of $0.4 million, primarily due to a decrease in accounts payable and an increase in other assets, offset by amortization of intangibles of $0.4 million.

For the three months ended March 31, 2014, net cash used in operating activities was $0.6 million, primarily consisting of our net loss adjusted for depreciation and amortization of property and equipment of $0.4 million and cash used of $0.4 million, primarily due to payment of accounts payable.

For the three months ended March 31, 2015, net cash used in investing activities was $1.0 million, due to purchase of Prism, net of cash acquired.

For the three months ended March 31, 2014, net cash used in investing activities was $0.8 million representing $1.3 million relating to the purchases of short-term investments, offset by redemptions of short-term investments of $0.3 million and redemptions of restricted cash equivalents of $0.2 million.

IPC has a non-cancelable 24 month lease though May 15, 2015 for approximately 800 square feet of office space in Folsom, California, which is currently our corporate headquarters. We expect to renew this lease for an additional two year term.

Prism currently leases approximately 2,200 square feet of office space in Omaha, Nebraska under a non-cancelable 60 month lease through August 31, 2017.

We have a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our corporate headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. As of March 31, 2015, we expect to receive $261,000 from the sub-lessee for the remainder of our lease. Until the expiration of the lease in September 2014, we also leased approximately 10,000 square feet of office space in San Francisco, California. This facility was fully subleased to two tenants. See Note 11 of the condensed consolidated financial statements for further discussion of the subleases.

Future minimum lease commitments, as of March 31, 2015 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2015	$299
2016	402
2017	93
$794

The aggregate maturities of the note payable are as follows (in thousands):

Year Ending December 31,
2015	$2,000
2016	2,000
Total	$4,000
Less imputed interest	(430)
Fair value	$3,570

We currently anticipate that our cash and cash equivalents will be sufficient to meet anticipated cash needs to fund operations and capital expenditures for at least the next 12 months.

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

(b)

There have been changes to our internal controls over financial reporting during the three months ended March 31, 2015 that will materially affect, or is reasonably likely to materially affect, our internal control over financial reporting, due to the acquisition of Prism on March 26, 2015. We have not yet performed the procedures necessary to evaluate if Prism’s internal controls over financial reporting are effective. We currently plan to evaluate Prism’s controls over financial reporting by the end of 2015.

PART II:     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We and our operating subsidiaries are often required to engage in litigation to enforce our patents and patent rights. The table in Footnote 1 “Business” lists the litigation involving IPC and its subsidiaries.

In the ordinary course of business, we are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with our patent enforcement activities. A defendant also may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such patent enforcement actions. In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by us or our operating subsidiaries, could materially harm our operating results and our financial position.

On March 19, 2015, Maxim Group LLC (“Maxim”) sent Prism a letter demanding payment of a fee under an Advisory Agreement dated September 19, 2013 (the “Advisory Agreement). Prism rejected the demand and on April 10, 2015, Maxim filed a Statement of Claim with the Financial Industry Regulatory Authority (“FINRA”) to initiate arbitration of the dispute. In the Statement of Claim, Maxim alleges that Prism is liable for payment of a percentage of the Merger consideration as an advisory fee under the Advisory Agreement. Prism is required to answer the Statement of Claim by June 3, 2015. However, Prism has filed a declaratory judgment action in Nebraska state court seeking a declaration that the Advisory Agreement is void, no advisory fee is owed and staying the FINRA arbitration proceeding. In the state court action Prism argues: (i) Maxim did not introduce IPC to Prism and Prism did not seek Maxim’s assistance with the Merger; (ii) Maxim was not registered as an investment advisor and cannot charge an advisory fee; and (iii) the advisory fee demanded by Maxim is grossly excessive under applicable law. A hearing on Prism’s request for a stay was held on May 7, 2015 but the court has not yet ruled on the motion. If the stay is not granted, IPC and Prism intend to vigorously defend the FINRA arbitration. Although an arbitration award to Maxim would be paid by IPC, it relates to a pre-Merger dispute and would reduce the maximum earnout payable to Prism’s former security holders. As such, an adverse arbitration decision, if any, would have a near term impact on our cash flow but is not expected to have a significant impact on our long term financial condition.

ITEM 1A.    RISK FACTORS.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31,2014.

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

Dated: May 15, 2015	INTERNET PATENTS CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer