Form 10-Q
period 2015-06-30
Internet Patents Corp
filed 2015-08-14
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2015), as reported on the Nasdaq Capital Market, was approximately $19,627,000. Registrant is a smaller reporting company as defined in Regulation S-K. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 30, 2015 were 10,073,688 shares.

FORM 10-Q

INTERNET PATENTS CORPORATION

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$3,481	$23,137
Short-term investments	1,494	1,494
Restricted cash equivalents	800	800
Prepaid expenses and other current assets	263	143
Total current assets	6,038	25,574

Intangible assets	56,839	-
Goodwill	107	-
Other assets	63	4
Total assets	$63,047	$25,578

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$245	$675
Accrued expenses	242	194
Accrued contingent consideration, current	12,460	-
Notes payable, current	970	-
Total current liabilities	13,917	869

Accrued contingent consideration, non-current	20,177	-
Notes payable, non-current	1,708	-
Accrued lease obligation, non-current	150	251
Income tax liability	101	101
Other liabilities	45	45
Total liabilities	36,098	1,266

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock	15	11
Paid-in capital	231,244	221,771
Treasury stock	(10,323)	(10,323)
Accumulated deficit	(193,987)	(187,147)
Total stockholders’ equity	26,949	24,312
Total liabilities and stockholders’ equity	$63,047	$25,578

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	1,380	438	1,988	881
Depreciation and amortization	4,173	1	4,526	1
Total operating expenses	5,553	439	6,514	882
Loss from operations	(5,553)	(439)	(6,514)	(882)
Other income	3	7	9	15
Interest expense	(314)	-	(335)	-
Net loss before income taxes	(5,864)	(432)	(6,840)	(867)
Income tax benefit	-	-	-	-
Net loss	(5,864)	(432)	(6,840)	(867)

Net loss per share:
Basic and diluted	$(0.58)	$(0.05)	$(0.81)	$(0.11)

Shares used in computing per share amounts
Basic and diluted	10,074	7,752	8,449	7,752

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net loss	$(5,864)	$(432)	$(6,840)	$(867)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(1)	-	(1)
Other comprehensive loss before tax	-	(1)	-	(1)
Income tax provision related to comprehensive income	-	-	-	-
Other comprehensive loss, net of tax	-	(1)	-	(1)
Comprehensive loss	$(5,864)	(433)	$(6,840)	$(868)

See accompanying notes.

INTERNET PATENTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,840)	$(867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	95
Depreciation and amortization	4,526	1
Imputed interest expense on contingent consideration	226
Imputed interest expense on notes payable	108
Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	(117)	(24)
Accounts payable	(471)	(89)
Accrued expenses and other current liabilities	(52)	(120)
Net cash used in operating activities	(2,525)	(1,099)

Cash flows from investing activities:
Purchase of Prism, net of cash acquired	(16,131)	-
Purchases of short-term investments	-	(2,490)
Redemption of short-term investments	-	1,245
Redemptions of restricted short-term investments	-	200
Net cash used in investing activities	(16,131)	(1,045)

Cash flows from financing activities:
Repayment of note payable	(1,000)	-
Net cash used in financing activities	(1,000)	-

Net decrease in cash and cash equivalents	(19,656)	(2,144)
Cash and cash equivalents, beginning of period	23,137	30,113
Cash and cash equivalents, end of period	$3,481	$27,969

Supplemental disclosures of cash flow information and non-cash transactions:

In connection with its acquisition of Prism, IPC assumed liabilities and issued common stock as follows:

Cash paid for acquisition	$16,500
Contingent consideration	32,411
Issuance of common stock	9,380
Value of net assets acquired	$58,291

Liabilities assumed	$3,611

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

In the Merger, Prism’s former owners received an aggregate of $16.5 million in cash and 3.5 million shares of our common stock. Subject to certain conditions, we have also agreed to share future revenue related to Prism’s patents with Prism’s former security holders up to a maximum amount of approximately $49.5 million. Further details about the Merger can be found in Note 3 – Acquisition - to the Notes to Condensed Financial Statements.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following chart describes the status of all patent infringement litigation involving IPC, Prism and Secure Axcess, a wholly owned subsidiary of Prism.

Parties	Civil Action Number; Court	Key Dates

Gregg Patents
Prism Technologies, LLC v. AT&T	8:12-cv-00122- LES-TDT (USDC Nebraska)	Settled 11-2014

Prism Technologies, LLC v. Sprint	8:12-cv-00123- LES-TDT (USDC Nebraska)	Jury verdict for Prism 6-24-2015

Prism Technologies, LLC v. T-Mobile	8:12-cv-00124- LES-TDT (USDC Nebraska)	Trial date 10-13-2015

Prism Technologies, LLC v. U.S. Cellular	8:12-cv-00125- LES-TDT (USDC Nebraska)	Trial date 11-9-2015

Prism Technologies, LLC v. Cellco Partnership d/b/a/ Verizon Wireless	8:12-cv-00126- LES-TDT (USDC Nebraska)	Trial date 4-4-2016

Glazer Patents
Secure Axcess, LLC v. U.S. Bank, et al.	6:13-cv-00717-KNM (USDC Eastern District Texas)	Dist. Ct. stayed case pending CBM

EMC Corp. and RSA Security, LLC v. Secure Axcess, LLC	IPR2014-00475 (PTAB Panel)	PTAB Hearing 5-20-205

PNC Bank, N.A et al. v. Secure Axcess, LLC	CBM2014-00100 (PTAB Panel)	PTAB Hearing 5-20-205

Bank of the West, et al. v. Secure Axcess, LLC	CBM2015-00009 (PTAB Panel)	Consolidated with CBM2014-00100

T. Rowe Price Investment Services, Inc. v. Secure Axcess, LLC	CBM2015-00027 (PTAB Panel)	Petition instituted 6-22-2015

PNC Bank, N.A et al. v. Secure Axcess, LLC	CBM2015-00039 (PTAB Panel)	Petition denied 7-10-2015

Weber Patents
Secure Axcess, LLC v. Nintendo of America, Inc. et al	2:14-cv-01013-RSM USDC Western Dist. Washington	Final order of non-infringement issued 8-4-2015

Event Log Patent
IPC v. eBags, Inc. and TellApart, Inc.	4:12-cv-03385 USDC Northern Dist.California	PTAB upheld rejection of all asserted claims; Case terminated

Dynamic Tabs Patent
IPC v. The General Automobile Insurance Services, Inc.	3:2012-cv-05036; USDC Northern Dist. California	Federal Circuit upheld dismissal; Case terminated

IPC v. Active Network, Inc.	3:2012-cv-05035; USDC Northern Dist. California	Federal Circuit upheld dismissal; Case terminated

IPC v. Tree.com, Inc.	3:2012-cv-06505; USDC Northern Dist. California	Federal Circuit upheld dismissal; Case terminated

IPC v. Quinstreet, Inc.	3:2012-cv-06506; USDC Northern Dist. California	Federal Circuit upheld dismissal; Case terminated

Ethernet Patents
Secure Axcess, LLC v. Ericsson, Inc.	6:15-cv-00211; USDC Eastern Dist. Texas	Filed March 16, 2015

Secure Axcess, LLC v. Fujitsu Network Communications, Inc.	6:15-cv-00212; USDC Eastern Dist. Texas	Filed March 16, 2015

Secure Axcess, LLC v. HP Enterprise Services, LLC	6:15-cv-00208; USDC Eastern Dist. Texas	Filed March 16, 2015

Secure Axcess, LLC v. NEC Cloud Communications America, Inc.	6:15-cv-00209; USDC Eastern Dist. Texas	Filed March 16, 2015

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014 and of cash flows for the six months ended June 30, 2015 and 2014. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any future period.

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

Reclassifications

Certain reclassifications, which have no effect on previously reported net loss, have been made to the 2014 condensed consolidated statements of operations to conform to IPC’s 2014 financial statement presentation.

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

Intangible Assets

The fair value amount assigned to each acquired patent asset is being amortized on a straight-line basis, depending on the patent, over a period ranging from 1.5 to 4.5 years. The amortization period of the entire acquired patent portfolio is a weighted average of 3.7 years and was determined using the estimated life of each patent, which is represented by the period over which 100% of the expected discounted cash flows are received, and then using a weighted average approach based on the value of the patent and the estimated life.

The amortization period of the covenants not to compete with Prism’s officers is 3 years; the expected term of the agreements.

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

Goodwill will be tested for impairment on at least an annual basis in the fourth quarter of the year.  In the first step of testing for goodwill impairment, IPC will estimate the fair value of the net assets associated with the goodwill.  If the fair value of these net assets is greater than the carrying value of the net assets, including goodwill, then there will be no impairment.  If the fair value is less than the carrying value, then IPC would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of the identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.  If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Operations.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our Condensed Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Acquisition and Preliminary Purchase Accounting

On March 26, 2015 (the “Closing Date”), IPC completed its acquisition of Prism Technologies, LLC (“Prism”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated November 12, 2014. Prism was acquired for a purchase price of $58.3 million paid in a combination of cash, stock and potential contingent earn-out payments as discussed further below. IPC accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Prism’s operating results are included in the Company’s consolidated financial statements from the Closing Date.

The maximum purchase price, exclusive of the discounting or probability reductions associated with the contingent consideration, is $75.4 million as of the Closing Date. The $75.4 million maximum purchase price is comprised of: (a) $16.5 million in cash ($1.3 million paid at Closing and $15.2 million paid in April, 2015); (b) $9.4 million associated with the issuance of 3.5 million shares of IPC common stock at Closing; and (c) a total of up to $49.5 million in cash in future contingent consideration.

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

The preliminary estimated fair values of the Prism purchase price is comprised of the following (in thousands):

Consideration paid on the Closing Date:
Cash payment (portion of $16.5 million cash consideration)	$1,343
Common stock	9,380

Consideration paid after the Closing Date:
Payable to former Prism shareholders (remaining portion of $16.5 million cash consideration paid in April, 2015)	15,157
Contingent consideration expected to be paid	49,500
Discount on contingent consideration	(17,089)
$58,291

A portion of the consideration at closing was the issuance of 3,500,000 new shares of IPC’s common stock. The closing price-per-share of IPC’s common stock on the acquisition date was $2.68.

The fair value of contingent consideration to be paid as of the date of acquisition is calculated based upon the time value of money and the probability assessment in achieving patent proceeds.

Preliminary Purchase Price Allocation

IPC recognized of $0.1 million in goodwill, representing the excess purchase consideration over acquired tangible and intangible assets and liabilities assumed. The goodwill relates to expected synergies and the assembled workforce of Prism.

The acquired intangible assets included a patent portfolio valued, for purchase price allocation purposes, at $58.9 million with a weighted average useful life of 3.7 years and $2.5 million of non-compete agreements with a weighted average useful life of 3 years.

Management determined the fair value of intangible assets based on a number of factors, including a third-party valuation, utilizing the income approach in conjunction with discussions with Prism’s management and certain forecasts prepared by Prism. The rate utilized to discount net cash flows to their present values was approximately 32% for the non-compete agreements and a range of 34-35% for the patent portfolio. The discount rates were determined using a weighted-average cost of capital which incorporated a number of factors which included the risk-free rate, the market premium, a company size premium and a company-specific premium for the non-compete agreements. In addition, for the patent portfolio, there was an additional premium applied.

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

(in thousands)

Acquired assets:
Cash and cash equivalents	$369
Intangible assets, net	58,908
Covenant not to compete	2,457
Other assets	61
Goodwill	107

Assumed liabilities:
Notes payable	(3,570)
Accounts payable and other liabilities	(41)
Total liabilities assumed	(3,611)

Total purchase price	$58,291

Based upon refinements to our accounting estimates, the total purchase price, net of liabilities assumed, was reduced from $60.2 million at March 31, 2015 to $58.3 million at June 30, 2015. The refinements consisted of a decrease in goodwill from $5.1 million to $0.1 million, offset by an increase in intangible assets from $58.3 million to $61.4 million. The decrease in goodwill resulted from a revision to the revenue base used to calculate the contributory asset charges from a specific year to a range of years, pre and post-merger. In addition, the discount rates for the non-compete agreements and intangible assets were revised. The discount rate for the non-compete agreements increased from 27% to 32% to reflect the three year term of these agreements. The discount rate for the intangible assets decreased from 37% to a range of 34-35% as a result of evaluating the projected cash flows from individual patents rather than the entire portfolio. The refinements were made based on information available as of the transaction date.

The fair value of the notes payable was determined, using an annual discount rate of 12.0% to discount the notes payable’s payment stream based on management’s assumptions about the risk associated with satisfying the payment obligations, including the fact that certain patents serve as security for the notes.

IPC incurred approximately $127,000 and $219,000 in acquisition-related expenses for the three and six months ended June 30, 2015, respectively. For the three months ended June 30, 2015 $86,000 was related to legal expenses and $41,000 in accounting and valuation expenses. For the six months ended June 30, 2015, $107,000 was related to legal expenses, $83,000 in accounting and valuation expenses and $29,000 in special shareholder meeting expenses. These costs are included in the consolidated statement of operations in general and administrative operating expenses for the three and six months ended June 30, 2015. There were no acquisition-related expenses incurred during the comparable periods during 2014.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Acquisition and Preliminary Purchase Accounting (continued)

Pro forma Results of Operations

The pro forma results of operations provided below for the three and six months ended June 30, 2015 and 2014 are presented as though the acquisition had occurred at the beginning of the period presented. The pro forma information presented below does not purport to indicate what the Company's results of operations would have been if the acquisition had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Total revenues	$-	$68	$-	$220
Operating loss	$(5,499)	$(5,388)	$(11,247)	$(10,493)
Net loss	$(5,811)	$(5,697)	$(11,906)	$(11,108)
Diluted loss per share	$(0.58)	$(0.51)	$(1.18)	$(0.99)

4.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of June 30, 2015 (in thousands):

	June 30, 2015	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,110	$3,110	$—	$—
Short-term investments	1,494	1,494	—	—
Restricted cash equivalents	800	800
Total assets at fair value	$5,404	$5,404	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$22,600	$22,600	$—	$—
Short-term investments	1,494	1,494
Restricted cash equivalents	800	800	—	—
Total assets at fair value	$24,894	$24,894	$—	$—

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

5. Restricted Cash Equivalents and Short-Term Investments

As of both June 30, 2015 and December 31, 2014, restricted cash equivalents consisted of $0.8 million. A portion of the cash equivalents is used as collateral for a letter of credit of the same amount which secures our remaining rent obligations under the office space lease for IPC’s former corporate headquarters.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Other Assets

Prism owns several life insurance policies (also referred to as “life settlement contracts”). These life settlement contracts were part of the assets acquired by IPC in the Merger. A life settlement contract is the payment of cash to an insured in return for an assignment of ownership or beneficial interest in, and the right to receive the value of, a life insurance policy upon the death of the insured.

Life settlement contracts are preliminarily recorded at cash surrender value, with premium payments expensed as incurred. The policies are not subject to amortization; however IPC analyzes the carrying value for the impairment annually. Based upon our analysis, no impairment was noted for the three and six months ended June 30, 2015.

Life settlement contracts consist of the following at June 30, 2015 (in thousands):

June 30, 2015
Number of individual life insurance policies held	6
Aggregate face/maturity value of all policies	$2,200
Cash surrender value of all policies	$58

7. Intangible Assets

        Intangible assets, net, include the following amounts (in thousands):

June 30, 2015
Goodwill	$107
Patent portfolio	58,908
Covenant not to compete	2,457
61,472
Accumulated amortization patent portfolio	(4,308)
Accumulated amortization covenant not to compete	(218)
Total goodwill and other intangible assets	$56,946

        Goodwill, the excess of the purchase price paid to former security holders of Prism over the fair market value of the net assets acquired, in the amount of $0.1 million was recorded as of the Closing Date. We did not have goodwill prior to the acquisition of Prism.

8. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014

Accrued lease obligations	$194	$194
Payroll accrual	48	-
	$242	$194

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

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Notes payable (continued)

The aggregate maturities of the notes payable as of June 30, 2015 are as follows (in thousands):

Year Ending December 31,
2015	$1,000
2016	2,000
Total	$3,000
Less imputed interest	(322)
Fair Value	$2,678

10. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(5,864)	$(432)	$(6,840)	$(867)

Denominator for net loss per share:
Basic and diluted —weighted average shares of common stock outstanding	10,074	7,752	8,449	7,752

Net loss per share:
Basic and diluted	$(0.58)	$(0.05)	$(0.81)	$(0.11)

Potentially dilutive securities are not included in the diluted net loss calculation, because we had a net loss from operations, net of tax. The antidilutive securities that are not included in the calculation above are employee stock options and non-employee directors to purchase shares totaling 38,646 and 20,562 for the three and six month periods ending June 30, 2015 and 0 for the comparable periods in 2014.

11. Commitments and Contingencies

Leases

We have a non-cancelable 24 month lease through May 15, 2017 for approximately 1,300 square feet of office space in Folsom, California, which is currently IPC’s corporate headquarters.

Prism leases approximately 2,200 square feet of office space in Omaha, Nebraska under a non-cancelable 60 month lease through August 31, 2017.

We have a non-cancelable 5-year full-service lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, we subleased this space for the remainder of our term. The monthly sublease rent is less than our rent obligation to the landlord. As of June 30, 2015, we are expected to receive $227,000 from the sub-lessee for the remainder of our lease.

Until the expiration of the lease in September 2014, we also leased approximately 10,000 square feet of office space in San Francisco, California. This facility was fully subleased to two tenants.

INTERNET PATENTS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. Commitments and Contingencies (continued)

Legal Proceedings

On March 19, 2015, Maxim Group LLC (“Maxim”) sent Prism a letter demanding payment of a fee under an Advisory Agreement dated September 19, 2013 (the “Advisory Agreement). Prism rejected the demand and on April 10, 2015, Maxim filed a Statement of Claim with the Financial Industry Regulatory Authority (“FINRA”) to initiate arbitration of the dispute. In the Statement of Claim, Maxim alleges that Prism is liable for payment of a percentage of the Merger consideration as an advisory fee under the Advisory Agreement. Prism has answered the Statement of Claim and contested FINRA’s jurisdiction. However, Prism also filed a declaratory judgment action in Nebraska state court seeking a declaration that the Advisory Agreement is void, no advisory fee is owed and staying the FINRA arbitration proceeding. In the state court action Prism argues: (i) Maxim did not introduce IPC to Prism and Prism did not seek Maxim’s assistance with the Merger; (ii) Maxim was not registered as an investment advisor and cannot charge an advisory fee; and (iii) the advisory fee demanded by Maxim is grossly excessive under applicable law. A hearing on Prism’s request for a stay was held on May 7, 2015 but the court has not yet ruled on the motion. If the stay is not granted, IPC and Prism intend to vigorously defend the FINRA arbitration. Although an arbitration award to Maxim would be paid by IPC, it relates to a pre-Merger dispute and would reduce the maximum earnout payable to Prism’s former security holders. As such, an adverse arbitration decision, if any, would have a near term impact on our cash flow but is not expected to have a significant impact on our long term financial condition.

12. Options and Equity

As of June 30, 2015, there was $211,000 in unrecognized compensation cost for all stock options outstanding. A portion of the unrecognized compensation cost relates to grants of options to purchase 500,000 shares of common stock to five Prism executive officers under employment agreements executed in connection with the Merger. The exercise price of all of the options granted to Prism executive officers is $2.68. One-half of the options granted to each employee is serviced based and vest as follows: (i) 33.33% will vest upon the first anniversary of the first date of employment, and (ii) 1/24 of the remaining 66.67% will vest at the end of each of the 24 months following such anniversary, so long as the individual remains employed pursuant to the terms of his or her employment agreement.

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

On June 11, 2015, IPC granted 72,500 performance based stock options, 72,500 service based stock options and 70,000 stock options which vested immediately, to members of management. The service based stock options vest 33% after one year and ratably over the next two years. The performance based stock options vest annually, if financial targets are met.

For the performance based options noted above, in accordance with ASC 718 “Compensation – Stock Compensation.”, a performance condition must be met for the award to vest and compensation cost will be recognized only if the performance condition is satisfied. The performance based option vesting criteria uses a tiered vesting structure between 0% to 100% based upon a comparison of annual licensing and enforcement outcomes to an annual target approved by the Board. The 2016 and 2017 financial targets have not been set by the Board, therefore the fair value of the performance based options will be recognized as zero. When IPC is able to assess the probability of achieving target levels, the fair value will be calculated at that time. For the 2015 financial target, IPC has assessed that 60% of the financial target has been achieved in accordance with the tiered vesting structure and under the terms of the grant agreement and therefore 50% of the 2015 performance based options have been vested as of June 30, 2015.

During the three and six months ended June 30, 2015 and 2014 there were no common share issuances associated with the exercise of stock options.

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

 Results of Operations

Significant Events

On June 24, 2015, Prism won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). At the end of a six day trial in Omaha, the jury in the United States District Court for the District of Nebraska found that the accused Sprint network systems and methods infringe multiple claims of U.S. Patent Nos. 8,387,155 and 8,127,345. Prism was awarded trial damages of $30 million representing a reasonable royalty for Sprint’s infringement for the period from February 2012 through December 2014. No portion of the judgment has been paid by Sprint as of the date of this report and the parties are currently briefing a variety of post-trial motions. The suit against Sprint is the second of five patent infringement lawsuits filed by Prism against wireless carriers. As previously reported, in November 2014, Prism settled on favorable terms with AT&T Wireless. The remaining three suits are against T-Mobile USA, Inc. (October 13, 2015 trial date); United States Cellular Corporation (November 9, 2015 trial date); and Cellco Partnership d/b/a Verizon Wireless (April 4, 2016 trial date).

On July 24, 2015 the Court of Appeals for the Federal Circuit rendered its decision in IPC’s appeal of the dismissal of its lawsuits against The General Automobile Insurance Company and three other entities. The Federal Circuit held that IPC’s Dynamic Tabs patent did not meet the requirements for patent eligible subject matter. IPC did not appeal the Federal Circuit’s decision and the four cases have been terminated.

Operating Expenses

	Three months ended June 30,		Percentage change from
(in thousands, except percentages)	2015	2014	prior period

General and administrative	$1,380	$438	215%
Depreciation and amortization	$4,173	1	nm

	Six months ended June 30,		Percentage change from
(in thousands, except percentages)	2015	2014	prior period

General and administrative	$1,988	$881	126%
Depreciation and amortization	$4,526	1	nm

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $1,380,000 and $1,988,000 for the three and six months ended June 30, 2015 from $438,000 and $881,000 for the comparable periods in 2014. The primary reason for the increase was the inclusion of Prism’s results subsequent to the March 26, 2015 Closing Date. Prism’s expenses represented $659,000 and $735,000 of the increase for the three and six months ended June 30, 2015, respectively. In addition Prism acquisition related expense of $127,000 and $219,000 for legal expenses, investor relations and accounting services for the three and six months ended June 30, 2015, respectively. There were no such comparable costs during the three and six months ended June 30, 2014. The Company also recognized $93,000 and $95,000 of costs related to stock compensation, public company expenses of $37,000 each and salary expenses of $35,000 and $37,000 for the three and six months ended June 30, 2015, respectively. There were no stock compensation-related costs during the three and six months ended June 30, 2014. General and administrative expenses are expected to decrease for the remainder of 2015, due to the absence of acquisition related expenses.

Depreciation and amortization. Depreciation and amortization expenses consist of amortization of the patent portfolio and the covenant not to compete over their estimated useful lives. For the three and six months ended June 30, 2015, the expenses were $4,173,000 and $4,526,000 respectively, which consisted entirely of amortization expenses associated with the assets acquired from Prism on March 26, 2015. There were no such expenses incurred during the three and six months ended June 30, 2014. Significant depreciation and amortization expenses are expected for the remainder of 2015.

Other Income. Other Income was $3,000 and $9,000 for the three and six months ended June 30, 2015 respectively as compared to $7,000 and $15,000 for the comparable periods in 2014. Other Income for the three and six months ended June 30, 2015 and 2014 consist of interest earned on our investment portfolio of cash, cash equivalents and short-term investments. We expect that Other Income will consist entirely of returns received from our investment portfolio in the near future, which will be negligible given the conservative nature of our investment policy and the current economic conditions in the United States.

 Interest Expense. Interest expense was $314,000 and $335,000 for the three and six months ended June 30, 2015 respectively as compared to $0 for the comparable periods in 2014. For the three and six months ended June 30, 2015 interest expense consisted of accrued interest on the outstanding debt and imputed interest on the earnout. We expect that interest expense will be significant over the next several years as a result of the interest on the note payable and imputed interest on the earnout.

Income Taxes. We recognized no expense for, and did not receive a benefit from income taxes for the three and six months ended June 30, 2015 and 2014.

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

We expect to continue to incur significantly higher amortization expenses for 2015 and the next several years from the amortization of Prism’s patent portfolio. In addition, we assumed certain debt from Prism in the Merger and expect to incur significant interest expense associated with this debt. We also anticipate incurring significant interest expense from the imputed interest associated with the contingent consideration agreed to in the Merger agreement. Additional information related to the Merger is included in Notes 3 and 7.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our Condensed Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At June 30, 2015 and June 30, 2014, we had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect our effective tax rate). We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

For tax return purposes, we had net operating loss carry forwards at June 30, 2015 of approximately $148.1 million and $32.5 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2019 and 2015, respectively.

The carrying value of our deferred tax assets, which was approximately $51.0 million at June 30, 2015, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Six months ended June 30,
	2015	2014
Cash used in operating activities	$(2,525)	$(1,099)
Cash used in investing activities	(16,131)	(1,045)
Cash used in financing activities	(1,000)	-

At June 30, 2015, our principal source of liquidity was $3.5 million in cash and cash equivalents and $1.5 million in short-term investments. We adhere to an investment policy with minimal market or settlement risk with our current holdings. There are no restrictions or limitations regarding access to the $3.5 million in cash and cash equivalents and $1.5 million in short-term investments. Since inception, we have financed operations primarily through the sale of preferred and common stock and cash flow from operations.

As detailed in the June 30, 2015 balance sheet and Note 9 to the condensed consolidated financial statements, we have significant debt payments due in conjunction with the debt that we assumed as part of its Merger with Prism. We also expect to incur significant outflows of cash associated with the earnout to the former owners of Prism, but these payments, correlate to revenues generated by Prism’s patent portfolio.

For the six months ended June 30, 2015, net cash used in operating activities was $2.5 million, primarily consisting of our net loss of $6.8 million and cash used of $0.6 million, mainly due to a decrease in accounts payable, an increase in prepaid and other assets and a decrease in accrued expenses, offset by amortization of intangibles of $4.6 million, imputed interest on contingent consideration and notes payable of $0.3 million and stock-based compensation of $0.1 million.

For the six months ended June 30, 2014, net cash used in operating activities was $1.1 million, primarily consisting of our net loss adjusted for depreciation and amortization of property and equipment of $0.9 million and cash used of $0.2 million, mainly due to payment of accounts payable, accrued expenses and prepaid expenses.

For the six months ended June 30, 2015, net cash used in investing activities was $16.1 million, due to purchase of Prism, net of cash acquired.

For the six months ended June 30, 2014, net cash used in investing activities was $1.0 million representing $2.5 million relating to the purchases of short-term investments, offset by redemptions of short-term investments of $1.2 million and redemptions of restricted cash equivalents of $0.2 million.

For the six months ended June 30, 2015, net cash used in financing activities was $1.0 million, due to an installment payment due on June 30, 2015.

IPC has a non-cancelable 24 month lease though May 15, 2017 for approximately 1,300 square feet of office space in Folsom, California, which is currently our corporate headquarters.

Prism currently leases approximately 2,200 square feet of office space in Omaha, Nebraska under a non-cancelable 60 month lease through August 31, 2017.

We have a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our corporate headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, IPC subleased this space for the remainder of IPC’s term. As of June 30, 2015, we expect to receive $227,000 from the sub-lessee for the remainder of our lease.

Until the expiration of the lease in September 2014, we also leased approximately 10,000 square feet of office space in San Francisco, California. This facility was fully subleased to two tenants. See Note 11 of the condensed consolidated financial statements for further discussion of the subleases.

Future minimum lease commitments, as of June 30, 2015 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2015	$213
2016	434
2017	105
$752

The aggregate maturities of the note payable are as follows (in thousands):

Year Ending December 31,
2015	$1,000
2016	2,000
Total	$3,000
Less imputed interest	(322)
Fair value	$2,678

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

(b)

There have been changes to our internal controls over financial reporting during the three months ended June 30, 2015 that will materially affect, or is reasonably likely to materially affect, our internal control over financial reporting, due to the acquisition of Prism on March 26, 2015. We have not yet performed the procedures necessary to evaluate if Prism’s internal controls over financial reporting are effective. We currently plan to evaluate Prism’s controls over financial reporting by the end of 2015.

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

As described in Note 11, “Commitments and Contingencies”, Prism is defending an action initiated by Maxim Group LLC in which Maxim seeks payment of a fee under an Advisory Agreement dated September 19, 2013 (the “Advisory Agreement

ITEM 1A.    RISK FACTORS.

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

Dated: August 14, 2015	INTERNET PATENTS CORPORATION
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer