Form 10-K/A
period 2014-12-31
Prism Technologies Group, Inc.
filed 2015-10-28
CIK 1077370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K/A

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities ExchangeAct of 1934
for the fiscal year ended December 31, 2014
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities ExchangeAct of 1934
for the transition period from to

Commission File Number 0-26083

PRISM TECHNOLOGIES GROUP, INC.

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

Outstanding shares of registrant’s common stock, $0.001 par value, as of March 27, 2015: 10,073,688

Explanatory Note

As previously announced, on September 15, 2015, Internet Patents Corporation amended its Certificate of Incorporation with the State of Delaware changing the name of the Company to Prism Technologies Group, Inc. Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K/A, the terms “we,” “our”, “us”, ”the Company”, “Internet Patents Corporation”, and “IPC” refers to Prism Technologies Group, Inc. and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

On March 31, 2015, Prism Technologies Group, Inc. (formerly Internet Patents Corporation) filed its Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 10 (Executive Officers, Directors and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accountant Fees and Services), and Part IV, Item 15. (Exhibits, Financial Statements Schedules) Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and principal financial and accounting officer, filed as an exhibit hereto.

INTERNET PATENTS CORPORATION

Annual Report on Form 10-K

Amendment 1

For the Fiscal Year Ended December 31, 2014

PART III

Item 10.  Executive Officers, Directors and Corporate Governance.

Management

Executive Officers of Prism Group.

As of October 23, 2015, Prism Group’s executive officers were as follows:

Name	Position With Prism Group	Age
Hussein A. Enan	Chairman of the Board and Chief Executive Officer	70
Gregory J. Duman[1]	President, Prism Technologies, LLC	60
L. Eric Loewe	SVP, General Counsel and Secretary	58
Steven J. Yasuda	Chief Financial Officer and Chief Accounting Officer	48

1.	Mr. Duman became an executive officer on March 26, 2015 in connection with the acquisition of Prism Technologies, LLC.

Hussein A. Enan co-founded Prism Group in February 1995 and has served as its Chairman of the Board since its inception. Mr. Enan served as Prism Group’s Chief Executive Officer from February 1995 to June 2002 and was reinstated to that position in August 2004. From October 2011 through June 2012, Mr. Enan also served as the Company’s interim Chief Financial Officer. Mr. Enan also served as Prism Group’s President from May 1999 to June 2000. From March 1992 to November 1994, Mr. Enan was a general partner at E.W. Blanch, a reinsurance intermediary that merged with his own wholly owned company, Enan & Company, a reinsurance intermediary, in March 1992. Mr. Enan founded Enan & Company in February 1979. The fact that Mr. Enan is a founder of Prism Group, brings historic knowledge and continuity to the Board, and his position as its largest stockholder led the board to conclude that he should serve as a director.

Gregory J. Duman has been the President, Chief Financial Officer and a director of Prism Technologies, LLC since its inception in August 2003 and he continues to serve in that role following the merger with Prism Technologies Group Inc. in March 2015. Prior to joining Prism, Mr. Duman was Chief Financial Officer and Executive Vice President of Transgenomic, Inc., a publicly traded company in the bio-tech industry from 2001 to 2004. Mr. Duman also served on the board of directors of Transgenomic 2000 to 2009. From 2000 to 2001, Mr. Duman was Chief Financial Officer and Executive Vice President of Artios, Inc., a privately held provider of electronic transaction exchange between businesses. From 1983 to 2000, Mr. Duman was with Applied Communications/ Transaction Systems Architects, Inc. (“TSA”), a publicly traded software company, and served in a variety of capacities including Controller, Chief Financial Officer, and Executive Vice President. Mr. Duman was also a member of TSA’s board of directors and served as Chairman of the board in 2001. Prior to joining TSA, Mr. Duman spent four years in public accounting as a CPA with Arthur Andersen & Co. Mr. Duman earned a Bachelor of Science in Business Administration with a major in Accounting from the University of Nebraska at Omaha in 1979. Mr. Duman was appointed to Prism Group’s board of directors immediately following the consummation of the Merger.

L. Eric Loewe joined Prism Group in October 1998 as Corporate Counsel, Legal and Regulatory, responsible for all regulatory compliance issues, and has served as Senior Vice President and General Counsel since September 2000 and as Secretary since July 2001. Mr. Loewe held various positions with the National Association of Independent Insurers (the “NAII”) from January 1980 to September 1998. As Senior Counsel for the NAII, Mr. Loewe was responsible for legislation and regulations affecting its 570 member companies. Mr. Loewe is a member of the Illinois and California bars.

Steven J. Yasuda joined Prism Group in December 1999 as Manager, Budget and Reporting and has been the Corporate Controller since September 2001. On September 2004, he was promoted to Vice President, Corporate Controller. On April 16, 2007, Mr. Yasuda took on the additional role of Chief Accounting Officer and in June 2012 was appointed as the Company’s Chief Financial Officer. Mr. Yasuda is responsible for all accounting and finance related functions of the Company. From 1997 to 1999, Mr. Yasuda worked in the operations accounting department of Electronic Arts. Mr. Yasuda has been licensed as a CPA since August 1994, but has an inactive status, as permitted by the California Board of Accountancy.

None of Prism Group’s executive officers have been involved in a legal proceeding described in Item 401 of Regulation S-K within the last ten years.

Directors of Prism Group.

Prism Group’s Board of Directors is as follows:

Name	Position with Prism Group	Age	Director Since
Class I director whose term expires at the 2015 Annual Meeting of Stockholders:
Hussein A. Enan	Chairman of the Board	70	1995

Class II directors whose term expires at the 2016 Annual Meeting of Stockholders:
James M. Corroon(1)(2)(3)	Vice Chairman of the Board	76	1996
Thomas W. Orr(1)(2)(3)	Director	81	2003

Class III directors whose term expires at the 2017 Annual Meeting of Stockholders:
Dennis H. Chookaszian(1)(2)(3)	Director	72	2003
Gregory J. Duman	Director	60	2015

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

A description of Mr. Enan’s and Mr. Duman’s background and experience can be found in the section titled “Executive Officers.

James M. Corroon has been a director of Prism Group since August 1996 and has served as Vice Chairman of the Board since May 1999. Since September 2004, Mr. Corroon has served as Vice Chairman of Fort Point Insurance Services, Inc., an insurance brokerage firm. From July 1999 to December 2000, he was a full-time employee of Prism Group and a member of the senior management team. Mr. Corroon has been a director of Willis Corroon of California, an insurance services firm, since January 1996. From October 1966 to December 1995, Mr. Corroon held various management positions with Willis Corroon and its predecessor entity, Corroon & Black Corporation. The Board of Directors concluded that Mr. Corroon provides the Board of Directors with a valuable perspective gained from his long-term service as an executive officer and as a director.

Thomas W. Orr has been a director of Prism Group since January 2003. Mr. Orr was a partner in the accounting firm of Bregante and Company from January 1992 to June 2002. From 1987 to 1991, Mr. Orr was Chief Financial Officer of Scripps League Newspaper, Inc. Prior to 1987, Mr. Orr worked for the accounting firm of Arthur Young & Company (predecessor to Ernst & Young, LLP) from 1958 until he retired as an audit partner in 1986. He is a director of AeroCentury Corporation, an aircraft operating lessor and finance company. Mr. Orr’s extensive experience in accounting and financial reporting led the Board to conclude that he should serve as a director.

Dennis H. Chookaszian has been a director of Prism Group since April 2003. From November 1999 until he retired in February 2001, Mr. Chookaszian was Chairman and Chief Executive Officer of mPower Advisors, L.L.C., a financial advice provider focused on the online management of 401(k) plans.  From September 1992 to February 1999, Mr. Chookaszian served as Chairman and Chief Executive Officer of the CNA insurance company, and prior to that held the positions of President and Chief Operating Officer (1990-1992) and Chief Financial Officer (1975-1990), respectively, of that company. Mr. Chookaszian serves on the boards of the Chicago Mercantile Exchange, Career Education Corporation, a postsecondary education provider, and AllScripts Healthcare Solutions, Inc., a provider of information and services to the healthcare industry. Mr. Chookaszian served as chairman of the Financial Accounting Standards Advisory Council from January 2007 to December 2011. Mr. Chookaszian’s experience as a director of other public companies, combined with his knowledge of financial reporting, led the Board to conclude that he should serve as a director.

Available Information

You may obtain free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, as well as other Corporate Governance Materials on our website at http://ir.przmgroup.com, or by contacting our corporate office by calling (916) 932-2860, or by sending an e-mail message to info@przmgroup.com.

We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Any materials we file with the SEC are accessible to the public at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also utilize the SEC’s Internet website, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC website is http://www.sec.gov.

Results of 2015 Annual Meeting

We will announce preliminary voting results at the annual meeting and will publish final results in a Current Report on Form 8-K that we expect to file with the SEC within four business days after the 2015 annual meeting. If final voting results are not available to us in time to file a Form 8-K with the SEC within four business days after the 2015 annual meeting, we intend to file a Form 8-K to disclose preliminary voting results and, within four business days after the final results are known, we will file an additional Form 8-K with the SEC to disclose the final voting results.

Board Structure and Role

 By resolution adopted by the Company’s Board of Directors on March 26, 2015, the size of the Company’s board was immediately increased and fixed at five, with one Class I director, two Class II directors and two Class III directors.

Mr. Hussein A. Enan serves as Chief Executive Officer and Chairman of the Board of Directors. At this stage of development of our patent licensing business, the Board believes that Prism Group is best served by a Chairman who is involved with the Company’s operations on a full-time basis and is therefore able to bring great depth of knowledge about the Company to this role. In addition, Mr. Gregory J. Duman serves as a Director of Prism Group and also is President of Prism Technologies, LLC, a wholly owned subsidiary that was acquired in March 2015. The Board does not have a designated lead independent director.

The Board of Directors and its committees have an active role in overseeing the management of the Company’s operations. At each regularly scheduled board meeting, management presents to the Board of Directors relevant information regarding our current operations and risks. In addition, each of the committees considers the risks within its areas of responsibility. The Board and the Audit Committee each receive regular reports on the status of the Company's internal controls and each reviews key operational risks periodically. The Audit Committee regularly meets in executive session without the executive officers. The Compensation Committee and the Boardperiodically reviews senior executive officer compensation arrangements and the compensation policies and practices for non-executive employees and analyze the compensation incentives, potential risks, and factors to mitigate such potential risks. The Compensation Committee and the Board have determined that our executive compensation program, as well as our compensation policies and practices for non-executive employees, do not encourage senior executives or non-executive employees to take unnecessary and excessive risks that threaten the value of the Company. Based on this review, the Compensation Committee and the Board concluded that the Company’s programs, policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Board Meetings and Committees

During the year ended December 31, 2014, the Board of Directors held ten meetings. During that period, the Audit Committee of the Board held four meetings, the Compensation Committee of the Board held one meeting, and the Nominating Committee of the Board held one meeting. All directors attended or participated in more than 75% of the total number of meetings of the Board and any of the committees of the Board on which such director served during that period.

Audit Committee. The current members of the Audit Committee are Messrs. Orr, Corroon and Chookaszian. Mr. Orr is chairman of the committee. The Board of Directors has determined that each of the members of the Audit Committee is independent for purposes of the Nasdaq Marketplace Rules as they apply to audit committee members. The Board of Directors has also determined that Mr. Orr is an “audit committee financial expert,” as defined in the rules of the SEC.

The functions of the Audit Committee include overseeing the quality of our financial reports and other financial information, retention of the independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of Prism Group’s annual audit, reviewing our critical accounting policies and the adequacy of our accounting and financial controls, and reviewing the independence of Prism Group’s independent registered public accounting firm.

Compensation Committee. The current members of the Compensation Committee are Messrs. Chookaszian, Corroon and Orr. Mr. Chookaszian is chairman of the committee. The Compensation Committee reviews and determines the salary and bonus criteria of and stock option grants to all executive officers. The Board of Directors has determined that all members of the Compensation Committee are independent for purposes of the Nasdaq Marketplace Rules.

For additional information about the Compensation Committee, see “Executive and Director Compensation” below.

Nominating Committee. The current members of the Nominating Committee are Messrs. Corroon, Chookaszian and Orr. The Board of Directors has determined that all members of the Nominating Committee are independent for purposes of the Nasdaq Marketplace Rules. Mr. Corroon currently is chairman of the committee.

The functions of the Nominating Committee include selecting, evaluating and recommending to the Board of Directors qualified candidates for election or appointment to the Board of Directors, and recommending corporate governance principles, codes of conduct and compliance mechanisms applicable to Prism Group.

Director Nominations

The Nominating Committee is responsible for the selection, and recommendation to the Board of Directors, of nominees for election as director. When considering the nomination of directors for election at an annual meeting, the Nominating Committee reviews the needs of the Board of Directors for various skills, background, experience and expected contributions and the qualification standards established from time to time by the Nominating Committee, and considers nominations in light of those needs. When reviewing potential nominees, including incumbents, the Nominating Committee also considers the candidate’s relevant background, experience and skills and expected contributions to the Board of Directors. The Nominating Committee evaluates its selection criteria and evaluation process periodically, and may in the future include additional qualifications, such as the diversity of backgrounds of candidates. The Nominating Committee also seeks appropriate input from the Chief Executive Officer from time to time in assessing the needs of the Board of Directors for relevant background, experience and skills of its members.

The Nominating Committee’s goal is to assemble a Board of Directors that brings to Prism Group a diversity of experience at policy-making levels in business and technology, and in areas that are relevant to Prism Group’s activities. Directors should possess the highest personal and professional ethics, integrity and values and be committed to representing the long-term interests of our stockholders. They must have an inquisitive and objective outlook and mature judgment. They must also have experience in positions with a high degree of responsibility and be leaders in the companies or institutions with which they are and have been affiliated. Director candidates must have sufficient time available in the judgment of the Nominating Committee to perform all Board and committee responsibilities that will be expected of them. Members of the Board of Directors are expected to rigorously prepare for, attend and participate in all meetings of the Board of Directors and applicable committees. Other than the foregoing, there are no specific minimum criteria for director nominees, although the Nominating Committee believes that it is preferable that at least one member of the Board of Directors should meet the criteria for an “audit committee financial expert” as defined by SEC rules. Under applicable Nasdaq listing requirements, at least a majority of the members of the Board of Directors must meet the definition of “independent director” set forth in such requirements. The Nominating Committee also believes it appropriate for one or more key members of Prism Group’s management, including the Chief Executive Officer, to serve on the Board of Directors.

The Nominating Committee will consider candidates for director proposed by directors or management, and will evaluate any such candidates against the criteria and pursuant to the policies and procedures set forth above. If the Nominating Committee believes that the Board of Directors requires additional candidates for nomination, the Nominating Committee may engage, as appropriate, a third party search firm to assist in identifying qualified candidates. All incumbent directors and nominees will be required to submit a completed directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Nominating Committee.

The Nominating Committee will also consider candidates for director recommended by a stockholder, provided that any such recommendation is sent in writing to General Counsel, Prism Technologies Group, Inc., 101 Parkshore Dr., Folsom CA 95630 at least 120 days prior to the anniversary of the date definitive proxy materials were mailed to stockholders in connection with the prior year’s annual meeting of stockholders and contains the following information:

●	the candidate’s name, age, contact information and present principal occupation or employment; and
●

a description of the candidate’s qualifications, skills, background and business experience during at least the last five years, including his or her principal occupation and employment and the name and principal business of any company or other organization where the candidate has been employed or has served as a director.

The Nominating Committee will evaluate any candidates recommended by stockholders against the same criteria and pursuant to the same policies and procedures applicable to the evaluation of candidates proposed by directors or management.

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

Stockholder Communications with Directors; Director Attendance at Annual Meetings

Stockholders may communicate with any and all members of our Board of Directors by transmitting correspondence by mail or facsimile addressed to one or more directors by name (or to the Chairman, for a communication addressed to the entire Board) at the following address and phone number:

Name of the Director(s)

c/o Corporate Secretary

Prism Technologies Group, Inc.

101 Parkshore Dr., Suite 100

Folsom, CA 95630

916-932-2862

Communications from our stockholders received as indicated above will be forwarded to the indicated director or directors unless the communication is primarily commercial in nature or relates to an improper or irrelevant topic.

We do not have a policy regarding directors’ attendance at annual meetings. All directors attended the 2014 Annual Meeting.

Committee Charters and Other Corporate Governance Materials

The Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees and officers and members of the Board of Directors. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at http://ir.przmgroup.com.

The Board has also adopted a written charter for each of the Audit Committee, Compensation Committee and Nominating Committee. Each charter is available on the Company’s website at http://ir.przmgroup.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires ’s executive officers, directors and persons who beneficially own more than 10% of Prism Group’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish Prism Group with copies of all Section 16(a) forms filed by such persons. Based on a review of reports furnished to Prism Group and representations from certain reporting persons, Prism Group believes that all reports required under Section 16(a) during the year ended December 31, 2014 were timely filed.

Item 11. Executive Compensation.

The Compensation Committee is authorized by the Board of Directors to review and approve annual performance objectives and goals relevant to compensation for the Chief Executive Officer and evaluate the performance of the Chief Executive Officer in light of these goals and objectives. In setting such objectives, the Compensation Committee is directed to consider the Company’s performance and relative stockholder return, the value of similar incentive awards to chief executive officers at comparable companies, and the awards given to the Company’s Chief Executive Officer in past years. The Compensation Committee is also directed to periodically review and advise the Board concerning both regional and industry wide compensation practices and trends in order to assess the adequacy and competitiveness of the Company’s compensation programs for the CEO, other executive officers and directors relative to comparable companies in the Company’s industry. Neither management nor the Compensation Committee engaged the services of a compensation consultant during the years ended December 31, 2014 and December 31, 2013.

Summary Compensation Information

The following table presents certain summary information concerning compensation paid or accrued by Prism Group for services rendered in all capacities during the years ended December 31, 2014 and December 31, 2013 for the Chief Executive Officer, the Senior Vice President, General Counsel and Secretary and the Chief Financial Officer and Chief Accounting Officer (the “Named Executive Officers”).

Mr. Loewe, IPC’s General Counsel and Secretary, is a participant in the Prism Group Executive Retention and Severance Plan approved by the Board of Directors on June 14, 2004 and revised on December 22, 2008. Mr. Loewe would be entitled to receive cash severance payments and health and medical benefits in the event his employment is terminated by Prism Group without cause or by Mr. Loewe for good reason No severance payments or benefits are provided for Mr. Loewe in the event of death or disability.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All other Compensation(2)	Total
Hussein A. Enan	2014	$300,000	$—	$—	$9,075	$309,075
Chairman of the Board, Chief Executive Officer	2013	$300,000	$—	$—	$6,602	$306,602
L. Eric Loewe	2014	$218,360	$—	$—	$3,199	$221,559
Senior Vice President, Secretary and General Counsel	2013	$218,360	$—	$—	$2,597	$220,957
Steven J. Yasuda	2014	$127,315	$—	$—	$1,116	$128,431
Chief Financial Officer and Chief Accounting Officer	2013	$127,315	$—	$—	$921	$128,236

(1) As there were no options granted during 2014 and 2013, the Company had no stock-based compensation in 2014 and 2013.

(2) Represents Prism Group term life benefits.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding option plan awards for each of the named executive officers at the fiscal year-end as of December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Options (#) Exercisable(1)	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Hussein A. Enan	16,006	—	$7.00	12/15/2015
	28,570	—	$7.70	12/15/2015
L. Eric Loewe	1,900	—	$5.25	3/30/2015
Steven J. Yasuda	—	—	$—	—

(1) Options granted under the above plans are priced at the common stock’s fair market value on the date of grant and generally vest ratably over the requisite service period.

Director Compensation

The following table presents the compensation paid to each member of the Board of Directors during the year ended December 31, 2014:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Option Awards(1)	All other Compensation	Total
Dennis H. Chookaszian	$20,000	$7,090	$—	$27,090
James M. Corroon	$20,000	$7,090	$—	$27,090
Thomas W. Orr	$30,000	$7,090	$—	$37,090

(1)

Valuation based on the dollar amount of option grants recognized for reporting the aggregate fair value of the award computed in accordance with ASC 718 with respect to fiscal year 2014. The assumptions used by us with respect to the valuation of option grants are set forth in “Consolidated Financial Statements—Notes to Financial Statements—Note 3—Share-Based Payments” in the Prism Group’s Annual Report on Form 10-K.

Additional Information Regarding Director Compensation

  Each non-employee director receives an annual cash retainer of $20,000 relating to the period from January 1 to December 31. Mr. Orr, as Chair of the Audit Committee, receives an additional cash retainer of $2,500 for each regularly scheduled Audit Committee meeting attended. In addition, Prism Group’s 2008 Stock Option Plan grants each non-employee director an annual option grant to purchase 5,000 shares, with the date of grant being on or about July 1 of each year that they serve. These options are fully vested. Directors are also reimbursed for their reasonable expenses incurred in connection with attending Board of Directors or Committee meetings.

Equity Compensation Plan Information

Prism Group currently maintains two equity compensation plans that provide for the issuance of common stock to employees, officers, directors, independent contractors and consultants of Prism Group and its subsidiaries.  These consist of the Prism Group 2008 Stock Option Plan and the 1999 Employee Stock Purchase Plan, each of which have been approved by the stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	94,000	$6.25	1,371,000
Equity compensation plans not approved by security holders	—	—	—

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 23, 2015, certain information with respect to the beneficial ownership of Prism Group’s common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of Prism Group’s common stock, (ii) each director of Prism Group, (iii) the executive officers of Prism Group, and (iv) all current directors and executive officers of Prism Group as a group.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Common Stock Outstanding(2)
5% Stockholders
Prism Resources(3)	615,387	6.0%
Directors and Executive Officers
Hussein A. Enan(4)	1,949,148	19.0%
James M. Corroon(5)	43,521	* %
Dennis H. Chookaszian(6)	319,288	3.1%
Thomas W. Orr(7)	111,036	1.1%
Gregory J. Duman(8)	259,186	2.5%
L. Eric Loewe(9)	164,435	1.6%
Steven J. Yasuda(10)	53,732	* %
Current directors and executive officers as a group (7 persons )(11)	2,900,346	28.3%

*Less than one percent

(1)

The persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The address of all officers and directors is c/o Prism Technologies Group, Inc., 101 Parkshore Dr., Suite 100, Folsom, CA 95630.

(2)

Percent of Common Stock Outstanding is calculated utilizing 10,073,688 shares outstanding, which is the sum of the number of the Company's outstanding shares as of October 23, 2015, and the number of options held by the named beneficial owners that become exercisable within 60 days thereafter.

(3)	The address of Prism Resources, Inc. is 21441 Skyridge Road, Elkhorn, NE 68022.

(4)

Includes 1,904,572 shares held by the Enan Family Trust, a revocable trust. Mr. Enan and Mr. Enan’s spouse are co-trustees of the Enan Family trust. Also includes 44,576 shares subject to options exercisable within 60 days following October 23, 2015.

(5)	Includes 35,000 shares subject to options exercisable within 60 days following October 23, 2015.

(6)	Includes 416 shares held by Mr. Chookaszian’s spouse, which he disclaims beneficial ownership of. Also includes 15,000 shares subject to options exercisable within 60 days following October 23, 2015.

(7)	Includes 15,000 shares subject to options exercisable within 60 days following October 23, 2015.

(8)	Mr. Duman is the President of Prism Technologies, LLC, Prism’s Group’s principal operating subsidiary.

(9)	Includes 50,000 shares subject to options exercisable within 60 days following October 23, 2015.

(10)	Includes 20,000 shares subject to options exercisable within 60 days following October 23, 2015.

(11)	Includes 179,576 shares subject to options exercisable within 60 days following October 23, 2015.

Item 13.  Certain Relationships, Related Transactions and Director Independence.

Related Person Transaction Review Policies

 The Audit Committee is provided authority under its charter to review and approve any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties. There were no related-party transactions in the year ended December 31, 2014.

The Board of Directors has determined that, other than Mr. Enan and Mr. Duman, each of the members of the Board is an independent director for purposes of the Nasdaq Marketplace Rules. None of Prism Group’s directors have been involved in a legal proceeding described in Item 401 of Regulation S-K within the last ten years.

 Item 14.  Principal Accountant Fees and Services.

 INDEPENDENT AUDITOR FEE INFORMATION

The following table sets forth the aggregate fees billed to Prism Group for the years ended December 31, 2014 and 2013 by Prism Group’s principal accounting firm, Ernst & Young LLP:

	2014	2013
Audit Fees(1)	$198,200	$150,000
Audit-Related Fees(2)		—
Tax Fees(3)	105,700	50,800
All Other Fees	—	—
	$303,900	$200,800

(1)	Audit fees consist of fees billed for services related to the audit of Prism Group’s consolidated financial statements (including required quarterly reviews) and accounting consultations.

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

The Audit Committee considered the role of Ernst & Young LLP in providing non-audit services to Prism Group and has concluded that such services are compatible with Ernst & Young’s independence as Prism Group’s independent registered public accounting firm.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the chair of the Audit Committee the authority to approve permitted services, provided that the chair reports any decisions to the Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all services provided to the Company by Ernst & Young in 2014.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

3.             Exhibits:

See Index to Exhibits. The Exhibits listed in the accompanying Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2015.

INTERNET PATENTS CORPORATION

By:	/s/ HUSSEIN A. ENAN
Hussein A. Enan Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive Officer	October 28, 2015
Hussein A. Enan

/s/ STEVEN J. YASUDA	Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)	October 28, 2015
Steven J. Yasuda

/s/ JAMES M. CORROON	Vice Chairman of the Board	October 28, 2015
James M. Corroon

/s/ DENNIS H. CHOOKASZIAN	Director	October 28, 2015
Dennis H. Chookaszian

/s/ GREGORY J. DUMAN	Director	October 28, 2015
Gregory J. Duman

/s/ THOMAS W. ORR	Director	October 28, 2015
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

3.1

Amendment to the Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 18, 2015; Restated Certificate of Incorporation of the Company (Incorporated by reference herein to exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201323), as amended, as filed with the SEC on December 30, 2014) as amended by (a) the Certificate of Amendment of Certificate of Incorporation of the Company, dated December 18, 2001, (b) the Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, dated November 23, 2011, (c) the Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated December 21, 2011, (d) the first Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 12, 2013, and (e) the second Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 12, 2013.

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

21.1†	Subsidiaries of Company.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1√	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2√	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1√	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	Extensible Business Reporting Language (XBRL)**

†	Filed with our Original Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.
√	Included in this filing.
*	Constitutes a management contract or a compensatory plan or arrangement.
**

XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.