Form 10-Q
period 2015-09-30
Prism Technologies Group, Inc.
filed 2015-11-16
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 30, 2015 were 10,073,688 shares.

FORM 10-Q

PRISM TECHNOLOGIES GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,862	$23,137
Short-term investments	1,494	1,494
Restricted cash equivalents	600	800
Prepaid expenses and other current assets	569	143
Total current assets	5,525	25,574

Intangible assets	52,593	-
Goodwill	107	-
Other assets	63	4
Total assets	$58,288	$25,578

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$282	$675
Accrued expenses	205	194
Accrued contingent consideration, current	15,033	-
Notes payable, current	1,891	-
Total current liabilities	17,411	869

Accrued contingent consideration, non-current	17,815	-
Notes payable, non-current	868	-
Accrued lease obligation, non-current	100	251
Income tax liability	101	101
Other liabilities	45	45
Total liabilities	36,340	1,266

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock	15	11
Paid-in capital	231,276	221,771
Treasury stock	(10,323)	(10,323)
Accumulated deficit	(199,020)	(187,147)
Total stockholders’ equity	21,948	24,312
Total liabilities and stockholders’ equity	$58,288	$25,578

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$700	$-	$700	$-
Cost of revenues	210	-	210	-
Gross margin	490	-	490	-

Operating expenses:
General and administrative	986	738	2,974	1,619
Depreciation and amortization	4,246	-	8,772	1
Total operating expenses	5,232	738	11,746	1,620
Loss from operations	(4,742)	(738)	(11,256)	(1,620)
Other income	3	8	12	23
Interest expense	(293)	-	(628)	-
Net loss before income taxes	(5,032)	(730)	(11,872)	(1,597)
Income tax benefit	-	-	-	-
Net loss	(5,032)	(730)	(11,872)	(1,597)

Net loss per share:
Basic and diluted	$(0.50)	$(0.10)	$(1.32)	$(0.21)

Shares used in computing per share amounts
Basic and diluted	10,074	7,752	8,997	7,752

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net loss	$(5,032)	$(730)	$(11,872)	$(1,597)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	-	1	-	-
Other comprehensive loss before tax	-	1	-	-
Income tax provision related to comprehensive income	-	-	-	-
Other comprehensive loss, net of tax	-	1	-	-
Comprehensive loss	$(5,032)	(729)	$(11,872)	$(1,597)

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,872)	$(1,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	127	21
Depreciation and amortization	8,772	1
Imputed interest expense on contingent consideration	437	-
Imputed interest expense on notes payable	189	-
Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	(423)	(76)
Accounts payable	(434)	43
Accrued expenses and other current liabilities	(140)	(180)
Net cash used in operating activities	(3,344)	(1,788)

Cash flows from investing activities:
Purchase of Prism, net of cash acquired	(16,131)	-
Purchases of short-term investments	-	(2,490)
Redemption of short-term investments	-	1,494
Redemptions of restricted cash equivalents	200	200
Net cash used in investing activities	(15,931)	(796)

Cash flows from financing activities:
Repayment of note payable	(1,000)	-
Net cash used in financing activities	(1,000)	-

Net decrease in cash and cash equivalents	(20,275)	(2,584)
Cash and cash equivalents, beginning of period	23,137	30,113
Cash and cash equivalents, end of period	$2,862	$27,529

Supplemental disclosures of cash flow information and non-cash transactions:

In connection with its acquisition of Prism, the Company assumed liabilities and issued common stock as follows:

Cash paid for acquisition	$16,500
Contingent consideration	32,411
Issuance of common stock	9,380
Value of net assets acquired	$58,291

Liabilities assumed	$3,611

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business of Prism Technologies Group, Inc.

Prism Technologies Group, Inc. (also referred to as “Company”, “we”, “our” or “us”) was originally incorporated in California in February 1995 and re-incorporated in Delaware in October 1996, and is headquartered outside Sacramento, California. Our headquarters mailing address is 101 Parkshore Drive, Suite 100, Folsom, CA 95630, and the telephone number at that location is (916) 932-2860. Our principal website is www.przmgroup.com.

On December 21, 2011 and in connection with the sale of substantially all of our assets to Bankrate, Inc., we changed our name from InsWeb Corporation (“InsWeb”) to Internet Patents Corporation and subsequently to Prism Technologies Group, Inc. Our business consists of licensing and enforcing a portfolio of patents. On March 26, 2015, we completed a merger with Prism Technologies, LLC (“Prism”), with Prism becoming a wholly-owned subsidiary of the Company (the “Merger”). Prism also operates a patent licensing and enforcement business. Prism and its subsidiaries own a portfolio of nine patent families with over 50 issued patents and patent applications in the areas of computer and network security, semiconductors and medical technology. In September 2015, we changed our name to Prism Technologies Group, Inc. to better reflect the operations of the combined companies.

2. Basis of Presentation

The consolidated financial statements include the accounts of Prism Technologies Group, Inc. and its wholly-owned subsidiaries, Goldrush Insurance Services, Inc. and Prism Technologies LLC. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 and 2014 and of cash flows for the nine months ended September 30, 2015 and 2014. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any future period.

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Reclassifications

Certain reclassifications, which have no effect on previously reported net loss, have been made to the 2014 condensed consolidated statements of operations to conform to the Company’s 2014 financial statement presentation.

Summary of Significant Accounting Policies

Revenue recognition

In general, patent licensing arrangements are expected to provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. Complex revenue arrangements may require significant judgments, assumptions and estimates about when substantial delivery of contract elements will occur, whether any significant ongoing obligations exist subsequent to contract execution, whether collectability is reasonably assured and determination of the appropriate period in which the completion of the earning process occurs.

The Company recognizes revenue when (i) persuasive evidence of a contractual arrangement between the Company and the licensee exists, which create legally enforceable rights and obligations, (ii) delivery of the licensee agreement was provided to the licensee, based upon the point at which control of license transfers to the licensee, (iii) the price to the licensee was fixed or determinable, represents the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised licensee agreement to a licensee  and (iv) collectability of consideration to which the Company is entitled to is reasonably assured.

Business Combination Accounting

We account for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Prism’s operating results are included in the Company’s consolidated financial statements from the Closing Date. We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Goodwill is measured and recognized as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. At the acquisition date, we measured the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies.  The Company measures the fair values of all noncontractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or liability. While we use its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company will record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Prism’s operations are included in the Company’s consolidated financial statements as of March 26, 2015. Acquisition related costs associated with a business combination are expensed as incurred.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

Purchased definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of the assets exists and in estimating future cash flows for any necessary impairment tests. Recoverability of the intangible assets to be held and used is measured by the comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill

Goodwill represents the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b)  the fair value of assets acquired and liabilities assumed.  Goodwill, deemed to have an indefinite life is subject to periodic impairment testing as described below.

Goodwill is tested for impairment on a periodic basis, and at least annually in the fourth quarter of the year.  In the first step of testing for goodwill and intangible assets impairment, we will estimate the fair value of the net assets associated with the goodwill.  If the fair value of these net assets is greater than the carrying value of the net assets, including goodwill, then there will be no impairment.  If the fair value is less than the carrying value, then we would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of the identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.  If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Operations.

In addition, the Company would evaluate goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment.  Examples of such events or circumstances include the following:

●	a significant adverse change in legal factors or in the business climate;
●	a more likely than not expectation that a segment or a significant portion thereof will be sold; or
●	the testing for recoverability of a significant asset group within the segment.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Share-Based Payments

The Company accounts for share-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” Under the provisions of ASC 718, share-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model. The BSM option-pricing model requires various highly judgmental assumptions including expected option life, volatility, and forfeiture rates. If any of the assumptions used in the BSM option-pricing model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Generally, compensation cost is recognized over the requisite service period. However, to the extent performance conditions affect the vesting of an award, compensation cost will be recognized only if the performance condition is satisfied. Compensation cost will not be recognized, and any previously recognized compensation cost will be reversed, if the performance condition is not satisfied.

Recent Accounting Pronouncements

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2016. We are evaluating the effects, if any, that the adoption of this guidance will have on our consolidated financial statements.

3.  Acquisition and Purchase Accounting

On March 26, 2015 (the “Closing Date”), the Company completed its acquisition of Prism Technologies, LLC (“Prism”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated November 12, 2014. Prism was acquired for a purchase price of $58.3 million paid in a combination of cash, stock and potential contingent earn-out payments as discussed further below. We account for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Prism’s operating results are included in the Company’s consolidated financial statements from the Closing Date.

The maximum purchase price, exclusive of the discounting or probability reductions associated with the contingent consideration, is $75.4 million as of the Closing Date. The $75.4 million maximum purchase price is comprised of: (a) $16.5 million in cash ($1.3 million paid at Closing and $15.2 million paid in April, 2015); (b) $9.4 million associated with the issuance of 3.5 million shares of our common stock at Closing; and (c) a total of up to $49.5 million in cash in future contingent consideration.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Contingent Consideration

The contingent consideration payable to Prism’s former security holders consists of a share of future revenues related to lawsuits filed by Prism prior to March 26, 2015 (“Open Suits”). Under the terms of the Merger Agreement, we will retain the first $16.5 million in litigation or settlement proceeds received from Open Suits after closing (the “Sharing Threshold”), less any cash remaining in Prism at the time of closing. Prism’s former security holders will receive 70% of the litigation and settlement proceeds related to Open Suits in excess of the Sharing Threshold, up to $49.5 million. The contingent consideration is calculated quarterly and payable in the quarter following the period in which it is earned. Payments due for the quarters ended March 31, September 30, and September 30, are subject to a 20% retention. The retention payments are due in conjunction with the earn-out payment for December 31.

The estimated fair values of the Prism purchase price is comprised of the following (in thousands):

Consideration paid on the Closing Date:
Cash payment (portion of $16.5 million cash consideration)	$1,343
Common stock	9,380

Consideration paid after the Closing Date:
Payable to former Prism shareholders (remaining portion of $16.5 million cash consideration paid in April, 2015)	15,157
Contingent consideration expected to be paid	49,500
Discount on contingent consideration	(17,089)
$58,291

A portion of the consideration at closing was the issuance of 3,500,000 new shares of our common stock. The closing price-per-share of our common stock on the acquisition date was $2.68.

The fair value of contingent consideration to be paid as of the date of acquisition is calculated based upon the time value of money and the probability assessment in achieving patent proceeds.

Purchase Price Allocation

The Company recognized of $0.1 million in goodwill, representing the excess purchase consideration over acquired tangible and intangible assets and liabilities assumed. The goodwill relates to expected synergies and the assembled workforce of Prism.

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Acquisition and Purchase Accounting (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Closing Date.

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

The Company incurred approximately $0 and $219,000 in acquisition-related expenses for the three and nine months ended September 30, 2015, respectively. For the nine months ended September 30, 2015, $107,000 was related to legal expenses, $83,000 in accounting and valuation expenses and $29,000 in special shareholder meeting expenses. For the three and nine months ended September 30, 2014 acquisition related expense of $264,000 each were recognized for legal expenses, valuation and accounting services. These costs are included in the consolidated statement of operations in general and administrative operating expenses for the three and nine months ended September 30, 2014 and 2015.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Acquisition and Purchase Accounting (continued)

Pro forma Results of Operations

The pro forma results of operations provided below for the three and nine months ended September 30, 2015 and 2014 are presented as though the acquisition had occurred at the beginning of the period presented. The pro forma information presented below does not purport to indicate what the Company's results of operations would have been if the acquisition had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Total revenues	$700	$386	$700	$606
Operating loss	$(4,742)	$(4,945)	$(15,989)	$(15,439)
Net loss	$(5,033)	$(5,245)	$(16,932)	$(16,353)
Diluted loss per share	$(0.50)	$(0.46)	$(1.68)	$(1.45)

4.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

	September 30, 2015	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,112	$2,112	$—	$—
Short-term investments	1,494	1,494	—	—
Restricted cash equivalents	600	600
Total assets at fair value	$4,206	$4,206	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$22,600	$22,600	$—	$—
Short-term investments	1,494	1,494
Restricted cash equivalents	800	800	—	—
Total assets at fair value	$24,894	$24,894	$—	$—

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

5. Restricted Cash Equivalents and Short-Term Investments

As of September 30, 2015 and December 31, 2014, restricted cash equivalents consisted of $0.6 million and $0.8 million respectively. A portion of the cash equivalents is used as collateral for a letter of credit of the same amount which secures our remaining rent obligations under the office space lease for our former corporate headquarters.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Other Assets

Prism owns several life insurance policies (also referred to as “life settlement contracts”). These life settlement contracts were part of the assets we acquired in the Merger. A life settlement contract is the payment of cash to an insured in return for an assignment of ownership or beneficial interest in, and the right to receive the value of, a life insurance policy upon the death of the insured.

Life settlement contracts are preliminarily recorded at cash surrender value, with premium payments expensed as incurred. The policies are not subject to amortization; however, we analyze the carrying value for the impairment annually. Based upon our analysis, no impairment was noted for the three and nine months ended September 30, 2015.

Life settlement contracts consist of the following at September 30, 2015 (in thousands):

September 30, 2015
Number of individual life insurance policies held	6
Aggregate face/maturity value of all policies	$2,200
Cash surrender value of all policies	$58

7. Intangible Assets

        Intangible assets, net, include the following amounts (in thousands):

September 30, 2015
Goodwill	$107
Patent portfolio	58,908
Covenant not to compete	2,457
61,472
Accumulated amortization patent portfolio	(8,350)
Accumulated amortization covenant not to compete	(422)
Total goodwill and other intangible assets	$52,700

        Goodwill, the excess of the purchase price paid to former security holders of Prism over the fair market value of the net assets acquired, in the amount of $0.1 million was recorded as of the Closing Date. We did not have goodwill prior to the acquisition of Prism.

8. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014

Accrued lease obligations	$194	$194
Payroll accrual	11	-
	$205	$194

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Notes payable

As part of the Merger, the Company assumed $3.6 million in two discounted non-interest bearing notes payable , due in four semi-annual installments of $1,000,000 from June 2015 to December 2016. The notes, include imputed interest of 12% based on management’s assumptions about the risk associated with satisfying the payment obligations, including the fact that certain patents serve as security for the notes.

The aggregate maturities of the notes payable as of September 30, 2015 are as follows (in thousands):

Year Ending December 31,
2015	$1,000
2016	2,000
Total	$3,000
Less imputed interest	(241)
Fair Value	$2,759

10. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(5,032)	$(730)	$(11,872)	$(1,597)

Denominator for net loss per share:
Basic and diluted —weighted average shares of common stock outstanding	10,074	7,752	8,997	7,752

Net loss per share:
Basic and diluted	$(0.50)	$(0.10)	$(1.32)	$(0.21)

Potentially dilutive securities are not included in the diluted net loss calculation, because we had a net loss from operations, net of tax. The antidilutive securities that are not included in the calculation above are employee stock options and non-employee directors to purchase shares totaling 72,574 and 14,174 for the three and nine month periods ending September 30, 2015 and 0 for the comparable periods in 2014.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. Commitments and Contingencies

Leases

The Company has a non-cancelable 24 month lease through May 15, 2017 for approximately 1,300 square feet of office space in Folsom, California, which is currently our corporate headquarters.

Prism leases approximately 2,200 square feet of office space in Omaha, Nebraska under a non-cancelable 60 month lease through August 31, 2017.

We have a non-cancelable 5-year full-service lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, we subleased this space for the remainder of our term. The monthly sublease rent is less than our rent obligation to the landlord. As of September 30, 2015, we expect to receive $193,000 from the sub-lessee for the remainder of our lease.

Until the expiration of the lease in September 2014, we also leased approximately 10,000 square feet of office space in San Francisco, California. This facility was fully subleased to two tenants.

12. Legal Proceedings

On March 19, 2015, Maxim Group LLC (“Maxim”) sent Prism a letter demanding payment of a fee under an Advisory Agreement dated September 19, 2013 (the “Advisory Agreement). Prism rejected the demand and on April 10, 2015, Maxim filed a Statement of Claim with the Financial Industry Regulatory Authority (“FINRA”) to initiate arbitration of the dispute. In the Statement of Claim, Maxim alleges that Prism is liable for payment of a percentage of the Merger consideration as an advisory fee under the Advisory Agreement. Prism has answered the Statement of Claim and contested FINRA’s jurisdiction. However, Prism also filed a declaratory judgment action in Nebraska state court seeking a declaration that the Advisory Agreement is void, no advisory fee is owed and staying the FINRA arbitration proceeding. In the state court action Prism argues: (i) Maxim did not introduce Prism to the Company and Prism did not seek Maxim’s assistance with the Merger; (ii) Maxim was not registered as an investment advisor and cannot charge an advisory fee; and (iii) the advisory fee demanded by Maxim is grossly excessive under applicable law. On August 8, 2015, the district court denied our motion to stay, and an appeal has been made to the Nebraska Court of Appeals. If the stay is not granted on appeal, the Company and Prism intend to vigorously defend the FINRA arbitration. Although an arbitration award to Maxim would be paid by the Company, it relates to a pre-Merger dispute and would reduce the maximum earnout payable to Prism’s former security holders. As such, an adverse arbitration decision, if any, would have a near term impact on our cash flow but is not expected to have a significant impact on our long term financial condition.

As previously reported, in June 2015 a jury awarded Prism $30 million in damages in its case against Sprint Spectrum d/b/a Sprint PCS. No portion of the award has been paid by Sprint and the District Court is considering several post trial motions filed by the parties.

As noted below in Footnote 14, “Subsequent Events, on October 30, 2015 a jury found that T-Mobile did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. The Company is reviewing the decision and evaluating a potential appeal.

The table in Item 2 “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” lists the pending patent litigation involving the Company and its subsidiaries.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13. Equity and Stock Options

As of September 30, 2015, there was $192,000 in unrecognized compensation cost for all stock options outstanding. A portion of the unrecognized compensation cost relates to grants of options to purchase 500,000 shares of common stock to five Prism executive officers under employment agreements executed in connection with the Merger. The exercise price of all of the options granted to Prism executive officers is $2.68. One-half of the options granted to each employee is serviced based and vest as follows: (i) 33.33% will vest upon the first anniversary of the first date of employment, and (ii) 1/24 of the remaining 66.67% will vest at the end of each of the 24 months following such anniversary, so long as the individual remains employed pursuant to the terms of his or her employment agreement.

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

On June 11, 2015, the Company granted 72,500 performance based stock options, 72,500 service based stock options and 70,000 stock options which vested immediately, to members of management. The service based stock options vest 33% after one year and ratably over the next two years. The performance based stock options vest annually, if financial targets are met.

For the performance based options noted above, in accordance with ASC 718 “Compensation – Stock Compensation.”, a performance condition must be met for the award to vest and compensation cost will be recognized only if the performance condition is satisfied. The performance based option vesting criteria uses a tiered vesting structure between 0% to 100% based upon a comparison of annual licensing and enforcement outcomes to an annual target approved by the Board. The 2016 and 2017 financial targets have not been set by the Board, therefore the fair value of the performance based options will be recognized as zero. When we are able to assess the probability of achieving target levels, the fair value will be calculated at that time. For the 2015 financial target, we determined that 60% of the financial target has been achieved in accordance with the tiered vesting structure and under the terms of the grant agreement and therefore 50% of the 2015 performance based options have been vested as of September 30, 2015.

The 2008 Stock Option Plan provides that each non-employee director receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. Pursuant to the Option Plan, on July 1, 2015 and July 1, 2014, fully-vested options to purchase 5,000 shares of common stock were granted to each of the three non-employee directors with exercise prices of $3.06 and $3.15 respectively.

The Company recognized $32,000 and $127,000 in stock compensation expense for the three and nine months ended September 30, 2015 and $21,000 for the comparable periods in 2014.

During the three and nine months ended September 30, 2015 and 2014 there were no common share issuances associated with the exercise of stock options.

14. Subsequent Event

On October 30, 2015 a jury found that T-Mobile USA, Inc. did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. The Company is reviewing the decision and evaluating a potential appeal. The suit against T-Mobile USA was the third of five patent infringement lawsuits filed by our subsidiary, Prism Technologies, LLC against wireless carriers. As previously reported, in November 2014, Prism settled on favorable terms with AT&T Wireless, and in June 2015 a jury awarded Prism $30 million in damages in its case against Sprint Spectrum LP, d/b/a Sprint PCS. The remaining two suits are against United States Cellular Corporation and Cellco Partnership d/b/a Verizon Wireless.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to ours future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and we caution you that any forward-looking information provided by, or on behalf of, us is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond our control, including, but not limited to, our ability to generate revenues from our business model; our ability to effectively and efficiently manage patent infringement litigation we initiate; the unpredictable nature of patent licensing and patent litigation; the risk that one or more of our patents will be declared invalid; the potential loss of key employees critical to the ongoing success of our business; potential adverse changes in the laws and regulations relating to patents and patent litigation; the risk that the combined company created by the Prism acquisition will not be profitable and the possibility that the expected value creation from the Prism acquisition will not be realized or will not be realized within the expected time period; and changes in the taxation of the combined company's income due to the disallowance or expiration of our net operating losses . These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2014 and other documents filed with the Securities and Exchange Commission, could cause the Company’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update such statements.

Overview

Our business consists of licensing and enforcing a portfolio of patents relating to technology that was developed by us. On March 26, 2015, we completed a merger with Prism Technologies, LLC (“Prism”), with Prism becoming a wholly-owned subsidiary of the Company (the “Merger”). Prism also operates a patent licensing and enforcement business. Prism and its subsidiaries own a portfolio of nine patent families with over 50 issued patents and patent applications in the areas of computer and network security, semiconductors and medical technology. In September 2015, we changed our name to Prism Technologies Group, Inc. to better reflect the operations of the combined companies.

In the Merger, Prism’s former security owners received an aggregate of $16.5 million in cash and 3.5 million shares of our common stock. Subject to certain conditions, we have also agreed to make future earnout payments to former Prism security holders. An “Earnout Event” is defined as receipt by Prism of any amount more than $16.5 million, minus the cash balance of Prism as of closing (the “Sharing Threshold”), in “Prism patent proceeds” from lawsuits filed by Prism on or prior to the closing date of the Merger. Prism patent proceeds include total cash recoveries from litigation or settlement, royalties, license fees and proceeds from patent sales actually received by Prism in connection with its business; minus costs, expenses and fees associated with the production of such revenue (including sales commissions, attorney contingency fees, expert fees and deferred purchase amounts paid to third parties); minus Prism cash operating expenses other than amortization and other noncash expenses for the applicable measurement period. Upon the occurrence of an Earnout Event, an earnout payment in cash equal to 70% of the amount of Prism patent proceeds exceeding the Sharing Threshold shall be paid to the former Prism members, provided, however, that the aggregate amount of such earnout payments, including certain permitted pre-closing distributions, shall not exceed $55 million. As of March 25, 2015, such permitted pre-closing distributions were approximately $5.5 million, resulting in a maximum potential earnout payment of approximately $49.5 million.

 Results of Operations

Significant Events

On September 24, 2015, Prism won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). At the end of a nine day trial in Omaha, the jury in the United States District Court for the District of Nebraska found that the accused Sprint network systems and methods infringe multiple claims of U.S. Patent Nos. 8,387,155 and 8,127,345. Prism was awarded trial damages of $30 million representing a reasonable royalty for Sprint’s infringement for the period from February 2012 through December 2014. No portion of the judgment has been paid by Sprint as of the date of this report and the parties are currently briefing a variety of post-trial motions.

On July 24, 2015 the Court of Appeals for the Federal Circuit rendered its decision in the Company’s appeal of the dismissal of its lawsuits against The General Automobile Insurance Company and three other entities. The Federal Circuit held that the Company Dynamic Tabs patent did not meet the requirements for patent eligible subject matter. We did not appeal the Federal Circuit’s decision and the four cases have been terminated.

In connection with a settlement agreement between the parties, on September 3, 2015 the United District Court for the Eastern District of Texas dismissed GE Capital Bank, GE Capital Retail Bank (currently Synchrony Bank), General Electric Capital Corporation, and General Electric Company (collectively “Defendants”) from a patent infringement lawsuit filed by Secure Axcess, LLC, a subsidiary of Prism. The lawsuit alleges infringement of U.S. Patent No. 7,631,191. In exchange for a license and release, the Defendants collectively paid a one-time payment in the amount of $700,000. The payment, less the cost of revenues of $210,000 was received in September 2015.

Revenues, Cost of Revenues and Gross Margin	Three months ended September 30,		Percentage change from
(in thousands, except percentages)	2015	2014	prior period

Revenues	$700	$-	nm
Cost of revenues	$210	-	nm
Gross margin	490	-

Operating Expenses	Three months ended September 30,		Percentage change from
(in thousands, except percentages)	2015	2014	prior period

General and administrative	$986	$738	34%
Depreciation and amortization	$4,246	-	nm

Revenues, Cost of Revenues and Gross Margin	Nine months ended September 30,		Percentage change from
(in thousands, except percentages)	2015	2014	prior period

Revenues	$700	$-	nm
Cost of revenues	$210	-	nm
Gross margin	490	-

Results of Operations (continued)

Operating Expenses	Nine months ended September 30,		Percentage change from
(in thousands, except percentages)	2015	2014	prior period

General and administrative	$2,974	$1,619	84%
Depreciation and amortization	$8,772	1	nm

Revenues, cost of revenues and gross margin. Revenues, cost of revenues and gross margin for the three and nine months ended September 30, 2015 were $700,000, $210,000 and $490,000 respectively. This resulted from a settlement with GE Capital Bank et al as described above. There were no revenues, cost of revenues and gross margin for the comparable periods in 2014. Our future revenues are expected to consist entirely of royalties from licensing patents and damages for past infringement of our patents, which now included Prism’s patent portfolio. We cannot estimate what additional revenues, if any, we will receive in 2015.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $986,000 and $2,974,000 for the three and nine months ended September 30, 2015 from $738,000 and $1,619,000 for the comparable periods in 2014. The primary reason for the increase was the inclusion of Prism’s results. Prism’s expenses represented $538,000 and $123,000 of the increase for the three and nine months ended September 30, 2015, respectively. In addition, the Company incurred acquisition related expense (including legal, investor relations and accounting services) of $0 and $219,000 for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014 Prism acquisition related expenses of $264,000 each were recognized for legal expenses, valuation and accounting services. The Company also recognized $32,000 and $127,000 of costs related to stock compensation for the three and nine months ended September 30, 2015, respectively. The Company recognized stock compensation-related costs of $21,000 each during the three and nine months ended September 30, 2014. General and administrative expenses for the fourth quarter of 2015 are expected to be consistent with the expenses incurred during the three months ended September 30, 2015.

Depreciation and amortization. Depreciation and amortization expenses consist of amortization of the patent portfolio and the covenant not to compete over their estimated useful lives. For the three and nine months ended September 30, 2015, the expenses were $4,246,000 and $8,772,000 respectively, which consisted entirely of amortization expenses associated with the assets acquired from Prism on March 26, 2015. There were no such expenses incurred during the three and nine months ended September 30, 2014. Significant depreciation and amortization expenses are expected for the remainder of 2015 and beyond.

Other Income. Other Income was $3,000 and $12,000for the three and nine months ended September 30, 2015 respectively as compared to $8,000 and $23,000 for the comparable periods in 2014. Other Income for the three and nine months ended September 30, 2015 and 2014 consist of interest earned on our investment portfolio of cash, cash equivalents and short-term investments. We expect that Other Income will consist entirely of returns received from our investment portfolio in the near future, which will be negligible given the conservative nature of our investment policy and the current economic conditions in the United States.

 Interest Expense. Interest expense was $293,000 and $628,000 for the three and nine months ended September 30, 2015 respectively as compared to $0 for the comparable periods in 2014. For the three and nine months ended September 30, 2015 interest expense consisted of imputed interest related to assuming certain debt from Prism in the Merger and imputed interest associated with the contingent consideration agreed to in the Merger agreement. Additional information related to the Merger is included in Notes 3 and 7. We expect that interest expense will be significant over the next several years as a result of the interest on the note payable and imputed interest on the earnout.

Income Taxes. We recognized no expense for, and did not receive a benefit from income taxes for the three and nine months ended September 30, 2015 and 2014.

Pending Patent Infringement Litigation

The following chart describes the status of pending patent infringement litigation involving the Company and its subsidiaries.

Parties	Civil Action Number; Court	Key Dates

Gregg Patents
Prism Technologies, LLC v. AT&T	8:12-cv-00122- LES-TDT (USDC Nebraska)	Settled 11-2014

Prism Technologies, LLC v. Sprint	8:12-cv-00123- LES-TDT (USDC Nebraska)	Jury verdict for Prism 6-24-2015

Prism Technologies, LLC v. T-Mobile	8:12-cv-00124- LES-TDT (USDC Nebraska)	Jury verdict of non-infringement for T-Mobile

Prism Technologies, LLC v. U.S. Cellular	8:12-cv-00125- LES-TDT (USDC Nebraska)	Trial date to be determined

Prism Technologies, LLC v. Cellco Partnership d/b/a/ Verizon Wireless	8:12-cv-00126- LES-TDT (USDC Nebraska)	Trial date 4-4-2016

Glazer Patents
Secure Axcess, LLC v. U.S. Bank, et al.	6:13-cv-00717-KNM (USDC Eastern District Texas)	Dist. Ct. stayed case pending CBM

EMC Corp. and RSA Security, LLC v. Secure Axcess, LLC	IPR2014-00475 (PTAB Panel)	PTAB Hearing 5-20-205

PNC Bank, N.A et al. v. Secure Axcess, LLC	CBM2014-00100 (PTAB Panel)	PTAB Hearing 5-20-205

Bank of the West, et al. v. Secure Axcess, LLC	CBM2015-00009 (PTAB Panel)	Consolidated with CBM2014-00100

T. Rowe Price Investment Services, Inc. v. Secure Axcess, LLC	CBM2015-00027 (PTAB Panel)	Petition instituted 6-22-2015

PNC Bank, N.A et al. v. Secure Axcess, LLC	CBM2015-00039 (PTAB Panel)	Petition denied 7-10-2015

Weber Patents
Secure Axcess, LLC v. Nintendo of America, Inc. et al	2:14-cv-01013-RSM USDC Western Dist. Washington	Final order of non-infringement issued 8-4-2015

Ethernet Patents
Secure Axcess, LLC v. Ericsson, Inc.	6:15-cv-00211; USDC Eastern Dist. Texas	Filed March 16, 2015

Secure Axcess, LLC v. Fujitsu Network Communications, Inc.	6:15-cv-00212; USDC Eastern Dist. Texas	Filed March 16, 2015

Secure Axcess, LLC v. HP Enterprise Services, LLC	6:15-cv-00208; USDC Eastern Dist. Texas	Filed March 16, 2015

Secure Axcess, LLC v. NEC Cloud Communications America, Inc.	6:15-cv-00209; USDC Eastern Dist. Texas	Filed March 16, 2015

Recent Accounting Pronouncements

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2016. We are evaluating the effects, if any, that the adoption of this guidance will have on our consolidated financial statements.

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

Revenue recognition

In general, patent licensing arrangements are expected to provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. Complex revenue arrangements may require significant judgments, assumptions and estimates about when substantial delivery of contract elements will occur, whether any significant ongoing obligations exist subsequent to contract execution, whether collectability is reasonably assured and determination of the appropriate period in which the completion of the earning process occurs.

The Company recognizes revenue when (i) persuasive evidence of a contractual arrangement between the Company and the licensee exists, which create legally enforceable rights and obligations, (ii) delivery of the licensee agreement was provided to the licensee, based upon the point at which control of license transfers to the licensee, (iii) the price to the licensee was fixed or determinable, represents the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised licensee agreement to a licensee  and (iv) collectability of consideration to which the Company is entitled to is reasonably assured.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At September 30, 2015 and September 30, 2014, we had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect our effective tax rate). We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

For tax return purposes, we had net operating loss carry forwards at September 30, 2015 of approximately $149.8 million and $24.2 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards begin expiring in 2019 and 2015, respectively.

The carrying value of our deferred tax assets, which was approximately $52.4 million at September 30, 2015, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2015	2014
Cash used in operating activities	$(3,344)	$(1,788)
Cash used in investing activities	(15,931)	(796)
Cash used in financing activities	(1,000)	-

At September 30, 2015, our principal source of liquidity was $2.9 million in cash and cash equivalents and $1.5 million in short-term investments. We adhere to an investment policy with minimal market or settlement risk with our current holdings. There are no restrictions or limitations regarding access to the $2.9 million in cash and cash equivalents and $1.5 million in short-term investments. Since inception, we have financed operations primarily through the sale of preferred and common stock and cash flow from operations.

As detailed in the September 30, 2015 balance sheet and Note 9 to the condensed consolidated financial statements, we have significant debt payments due in conjunction with the debt that we assumed as part of its Merger with Prism. We also expect to incur significant outflows of cash associated with the earnout to the former owners of Prism, but these payments, correlate to revenues generated by Prism’s patent portfolio.

For the nine months ended September 30, 2015, net cash used in operating activities was $3.3 million, primarily consisting of our net loss of $11.9 million and cash used of $1.0 million, mainly due to a decrease in accounts payable, an increase in prepaid and other assets and a decrease in accrued expenses, offset by amortization of intangibles of $8.8 million, imputed interest on contingent consideration and notes payable of $0.6 million and stock-based compensation of $0.1 million.

For the nine months ended September 30, 2014, net cash used in operating activities was $1.8 million, primarily consisting of our net loss adjusted for stock based compensation, depreciation and amortization of property and equipment of $1.6 million and cash used of $0.3 million, mainly due to a decrease in accrued expenses and increase prepaid expenses. This was partially offset by an increase in accounts payable of $0.1 million.

For the nine months ended September 30, 2015, net cash used in investing activities was $15.9 million, due to purchase of Prism, net of cash acquired for $16.1 million, offset by redemptions of restricted cash equivalents of $0.2 million.

For the nine months ended September 30, 2014, net cash used in investing activities was $0.8 million representing $2.5 million relating to the purchases of short-term investments, offset by redemptions of short-term investments of $1.5 million and redemptions of restricted cash equivalents of $0.2 million.

For the nine months ended September 30, 2015, net cash used in financing activities was $1.0 million, due to an installment payment due on June 30, 2015. There were no financing activities for the nine months ended September 30, 2014.

The Company has a non-cancelable 24 month lease though May 15, 2017 for approximately 1,300 square feet of office space in Folsom, California, which is currently our corporate headquarters.

Prism currently leases approximately 2,200 square feet of office space in Omaha, Nebraska under a non-cancelable 60 month lease through August 31, 2017.

The Company also has a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our corporate headquarters until May 2013. The facility is located in Rancho Cordova, California. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, we subleased this space for the remainder of our lease term. As of September 30, 2015, we expect to receive $193,000 from the sub-lessee for the remainder of our lease.

Until the expiration of the lease in September 2014, we also leased approximately 10,000 square feet of office space in San Francisco, California. This facility was fully subleased to two tenants. See Note 11 of the condensed consolidated financial statements for further discussion of the subleases.

Future minimum lease commitments, as of September 30, 2015 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2015	$107
2016	434
2017	105
$646

The aggregate maturities of the note payable are as follows (in thousands):

Year Ending December 31,
2015	$1,000
2016	2,000
Total	$3,000
Less imputed interest	(241)
Fair value	$2,759

We anticipate our cash and cash equivalents will be sufficient to meet anticipated cash needs to fund operations and capital expenditures for at least the next 12 months. Although we do not anticipate the need for additional financing, we nevertheless may require additional funds to meet operating needs. We cannot be certain that additional financing will be available when required, on favorable terms or at all. If we are not successful in raising additional capital as required, its business could be materially harmed. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced.

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

(b)

There have been changes to our internal controls over financial reporting during the three months ended September 30, 2015 that will materially affect, or is reasonably likely to materially affect, our internal control over financial reporting, due to the acquisition of Prism on March 26, 2015. We have not yet performed the procedures necessary to evaluate if Prism’s internal controls over financial reporting are effective. We currently plan to evaluate Prism’s controls over financial reporting by the end of 2015.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We and our operating subsidiaries are often required to engage in litigation to enforce our patents and patent rights. The table in Item 2 “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations”  lists the patent litigation involving the Company and its subsidiaries.

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

As described in Note 12, “Legal Proceedings”, Prism is defending an action initiated by Maxim Group LLC in which Maxim seeks payment of a fee under an Advisory Agreement dated September 19, 2013.

ITEM 1A.	RISK FACTORS

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

Dated: November 13, 2015	PRISM TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer