Form 10-K
period 2015-12-31
Prism Technologies Group, Inc.
filed 2016-04-15
CIK 1077370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2015
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from __________ to ____________

Commission File Number 001-35359

PRISM TECHNOLOGIES GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	94-3220749 (I.R.S. Employer Identification No.)

101 Parkshore Drive, Suite 100

Folsom, California 95630

(Address of principal executive offices and zip code)

(916) 932-2860

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

As of April 11, 2016, 10,073,688 shares of registrant’s common stock, $0.001 par value, were outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2016 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PRISM TECHNOLOGIES GROUP, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

            Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our,” “us” and the “Company” refer to Prism Technologies Group, Inc. and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States (“GAAP”).

Certain information contained in this Annual Report on Form 10-K, including information contained in “Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations,” should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including: our ability to generate revenues from our business model; our ability to effectively and efficiently manage patent infringement litigation we initiate; the unpredictable nature of patent licensing and patent litigation; the risk that one or more of our patents will be declared invalid; the potential loss of key employees critical to the ongoing success of our business; potential adverse changes in the laws and regulations relating to patents and patent litigation; the risk that the combined company created by the acquisition of Prism will not be profitable and the possibility that the expected value creation from the acquisition of Prism will not be realized or will not be realized within the expected time period; and changes in the taxation of the combined company’s income due to the disallowance or expiration of our net operating losses. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in “Item 1A.—Risk Factors.”

The list of factors that may affect future performance and the accuracy of forward-looking statements described in “Item 1A.—Risk Factors” is illustrative, but by no means exhaustive. Additional risk factors may be described from time to time in our future filings with the U.S. Securities and Exchange Commission (“SEC”). All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control. Accordingly, all forward-looking statements contained in this Annual Report on Form 10-K should be evaluated with the understanding of their inherent uncertainty. Unless legally required, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business.

Background

Prism Technologies Group, Inc. was originally incorporated in California in February 1995 and re-incorporated in Delaware in October 1996. The mailing address of our headquarters is 101 Parkshore Drive, Suite 100, Folsom, CA 95630, and the telephone number at that location is (916) 932-2860. Our principal website is www.przmgroup.com.

From our inception through December 21, 2011, we operated an online insurance marketplace that electronically matched consumers and providers of automobile, property, health, term life and small business insurance. We discontinued this business in connection with the sale of substantially all of our assets (the “Disposition”) to Bankrate, Inc. in a transaction that closed on December 21, 2011 (“Disposition Date”). On the Disposition Date and in connection with the Disposition, we changed our name from InsWeb Corporation to Internet Patents Corporation. Since the Disposition Date, our business has consisted of licensing and enforcing a portfolio of patents relating to technology that we developed or acquired.

On March 26, 2015 (the “Closing Date”), pursuant to the terms of that certain Agreement and Plan of Merger, dated as of November 12, 2014 (the “Merger Agreement”), we completed our acquisition of Prism Technologies, LLC (“Prism”), with Prism becoming our wholly-owned subsidiary (the “Merger”). Prism is a Nebraska limited liability company headquartered in Omaha, Nebraska. Prism has two primary operating subsidiaries: Secure Axcess, LLC, a Texas limited liability company and Millenium Biologix, LLC, a Nebraska limited liability company. Prism also operates a patent licensing and enforcement business. Prism and its subsidiaries own a portfolio of patents with over 50 issued patents in the areas of computer and network security, semiconductors and medical technology. In September 2015, we changed our name to Prism Technologies Group, Inc. to better reflect the operations of the combined companies.

In the Merger, Prism’s former members received an aggregate of $16.5 million in cash and 3.5 million shares of our common stock. Subject to certain conditions, we also agreed to share future revenue related to Prism’s patents with Prism’s former members up to a maximum amount of approximately $49.5 million. Our board of directors and officers and Prism’s officers did not change following the Merger, except that Gregory J. Duman, a manager, executive officer and former member of Prism, was appointed to our board of directors.

Overview of our Business

Our future revenues, if any, are expected to consist of royalties from licensing our patents and damages for past infringement. In addition to general and administrative expenses, we expect to incur expenses associated with patent infringement litigation, including contingency fees arrangements with our attorneys and revenue sharing payments to third parties, both of which are typically based on a negotiated percentage of the gross settlement amount or award of money damages.

Under U.S. law, a patent owner is entitled to exclude others from making, selling or using the patented invention for the life of the patent, generally for a period of twenty years from our filing date, with some possible term extensions provided by statute. The patent holder may grant one or more licenses to the patented invention, typically allowing the licensee to make, use and/or sell the patented invention in return for a royalty paid to the patent owner. A patent owner also may sue and recover damages from unlicensed parties for past patent infringement and sometimes future royalties. Although we intend to attempt to negotiate a reasonable royalty for licenses to our patented technologies, we may not be able to reach a negotiated settlement with the accused infringer. In that case, we expect to vigorously litigate our infringement claims.

Patent infringement lawsuits often last more than two years from the date the complaint is filed until a trial is concluded, unless the parties are able to settle the dispute before the conclusion of the trial. The timeframe is influenced by a number of factors, including the jurisdiction in which the case is filed. Patent litigation is costly. A 2015 report from the American Intellectual Property Law Association estimates that the median litigation cost of a patent infringement lawsuit is $5 million where the amount in controversy exceeds $25 million. The costs consist of outside and local counsel, associates, paralegal services, travel and living expenses, fees and costs for court reporters, copies, couriers, exhibit preparation, analytical testing, expert witnesses, translators, surveys, jury advisors and similar expenses. Patent holders, however, often enter into contingent fee arrangements under which outside counsel are paid a percentage of the proceeds from the litigation or settlement.

A third party sued for patent infringement often will challenge the validity of the patent-in-suit in an administrative proceeding before the U.S. Patent and Trademark Office (the “USPTO”). Such proceedings can result in a final determination by the USPTO that some or all of the patent claims are not patentable. Unless the adverse patentability ruling from the USPTO is overturned on appeal, any pending or future litigation involving those claims would be dismissed. The post grant review process and subsequent appeals often take more than 18 months to complete.

Our Patent Portfolio

The following table describes our patent portfolio as of April 14, 2016:

Patent Family	Technology	Potential Market Applications
Gregg Patents	Device Authentication, Access to Protected Resources	Wireless and Mobile Commerce Online Content Delivery Software Activation Corporate Systems Access Banking and Financing Services Electronic Commerce
Glazer Patents	Image Recognition, Web Site Authentication	Online Banking and Financial Services
Weber Patents	Multiple Screen Computer Display	Multi-Screen Computer / Gaming Devices
Pugh Patents	Synthetic Biomaterial Compound	Biotech
Wallace Patents	Encrypted Cookies	Electronic Commerce
Quizid Patents	Authentication Tokens	Electronic Commerce, Wireless & Mobile Commerce
System on Chip Patents	Secure Transactions	Multiple Applications including Software Defined Networks
Prism Technologies Group Patents	E-Commerce	Online retail and financial services

All of the patents described above, other than the Gregg Patents and the Prism Technologies Group Patents, were acquired from third parties, many of whom have a continuing right to receive a portion of the proceeds, if any, from our patent licensing and enforcement activities with respect to these acquired patents.

Employees

As of December 31, 2015, we had eight full-time employees, four of whom are parties to three-year employment agreements. We have never had a work stoppage among our employees, and no employees are currently represented under a collective bargaining agreement. We believe that our future success will depend in part on the continued service of our senior management.

Competition

Although other companies perform services similar to ours, we believe that each of our patents represents a unique technology. We therefore do not believe that we face direct competition in enforcing our patents. However, we may from time to time seek to acquire additional patents, and we expect to compete with other patent enforcement firms in acquiring additional patents. We may also compete with venture capital firms and various industry leaders for patent licensing opportunities. We also face a form of competition known as royalty stacking. Royalty stacking refers to situations in which a single product potentially infringes on many patents, and thus may bear multiple royalty burdens. Our customers’ willingness and ability to pay reasonable royalties is, in part, affected by the number of patents infringed by a particular customer product, the concentration of the holders of those patents, the customer’s cost of licensing those patents, and the profitability of the infringing product.

The key competitive factors include financial and management resources, the breadth and scope of the patent portfolio, experience in patent licensing, reputation as a licensee, litigation history and licensing strategy for the subject portfolio. Some of our competitors have more financial and management resources than we do.

Available Information

For further discussion concerning our business, see the information included in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.—Financial Statements and Supplementary Data.”

You may obtain free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, as well as other Corporate Governance Materials, on the investor relations tab on our website at http://ir.przmgroup.com, or by contacting our corporate office by calling (916) 932-2860, or by sending an e-mail message to info@przmgroup.com.

We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any materials we file with the SEC are accessible to the public at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also utilize the SEC’s Internet website, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC website is http://www.sec.gov.

 Item 1A.Risk Factors.

Risks Related to the Merger

We may not realize the potential value and benefits created by the Merger.

As disclosed above in “Item 1.—Business,” on the Closing Date, we completed a merger with Prism, with Prism becoming our wholly-owned subsidiary. We may not be able to realize the expected potential value and benefits created by the Merger due to many factors, including the unpredictable nature of patent litigation. For example, certain adverse litigation events in the fourth quarter of 2015 resulted in our reassessment of the recoverability of the asset recorded in connection with this transaction. Based on our evaluations, we determined that the carrying value of the asset was in excess of fair value and therefore recorded impairment charges of $23.8 million in 2015. For more information, see Note 7 to our Consolidated Financial Statements included in “Item 8.—Financial Statements and Supplementary Data.”

If we are unable to make the payments on the notes assumed in connection with the Merger, our business and financial condition would be materially and adversely affected.

As part of the Merger, we assumed $3.6 million in two discounted non-interest bearing notes payable, due in four semi-annual installments of $1,000,000 from June 2015 to December 2016. The notes include imputed interest of 12.0% per annum based on management’s assumptions about the risk associated with satisfying the payment obligations, including the fact that certain patents sere as security for the notes. The installment payment due on December 31, 2015 was deferred to June 30, 2016 with the consent of the note holder. If we fail to pay any installment due, the note holder may assert the right to accelerate the entire outstanding balance, impose additional late charges, or contest our ownership of the patents serving as collateral. Any of these actions could result in additional expenses or delay revenues and our business would be materially harmed.

We may incur unforeseen or unexpected liabilities as a result of the Merger.

As a result of the Merger, Prism became a wholly owned subsidiary of the Company and Prism’s liabilities, including contingent liabilities, were consolidated with ours. There may be unforeseen or unexpected liabilities related to the Merger or Prism. Among other things, if Prism’s liabilities are greater than expected, or if there are obligations of Prism of which we were not aware at the time of completion of the Merger, our business and financial condition could be materially and adversely affected.

If we fail to successfully integrate Prism into our internal control over financial reporting or if the current internal control of Prism over financial reporting is found to be ineffective, the integrity of our financial reporting could be compromised which could result in a material adverse effect on our reported financial results.

As a private company, Prism was not subject to the requirements of the Securities Exchange Act of 1934, as amended, with respect to internal control over financial reporting, and for a period of time after the consummation of the Merger, our management’s evaluation of the effectiveness of our internal control over financial reporting will be permitted to exclude the operations of Prism. The integration of Prism into our internal control over financial reporting will require significant time and resources from our management and other personnel and will increase our compliance costs. If we fail to successfully integrate these operations, our internal control over financial reporting may not be effective. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results and the market’s perception of our business and stock price. In addition, if Prism’s internal control over financial reporting is found to be ineffective, the integrity of Prism’s past financial statements could be adversely impacted.

We may be required to make substantial cash payments to Prism’s former members.

Subject to certain conditions, in connection with the Merger we agreed to make future earnout payments to the former security holders of Prism. An “Earnout Event” is defined in the merger agreement as receipt by Prism of any amount more than $16.5 million, minus the cash balance of Prism as of the Closing Date (the “Sharing Threshold”), in Prism Patent Proceeds from lawsuits filed by Prism on or prior to the Closing Date (“Open Suits”). “Prism Patent Proceeds” include total cash recoveries from litigation or settlement, royalties, license fees and proceeds from patent sales actually received by Prism in connection with its business; minus costs, expenses and fees associated with the production of such revenue (including sales commissions, attorneys’ contingency fees, expert fees and deferred purchase amounts paid to third parties); minus Prism cash operating expenses other than amortization and other noncash expenses for the applicable measurement period. Upon the occurrence of an Earnout Event, an earnout payment in cash equal to 70% of the amount of Prism Patent Proceeds from Open Suits exceeding the Sharing Threshold shall be paid to the former members of Prism, provided, however, that the aggregate amount of such earnout payments, including certain permitted pre-closing distributions, shall not exceed $55 million. As of December 31, 2015, such permitted pre-closing distributions were approximately $5.5 million, resulting in a maximum potential earnout payment of approximately $49.5 million.

 Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern.

The financial statements presented in this report have been prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Our patent licensing business has generated minimal revenues and we have relied on our cash and investments to fund our operations. As of December 31, 2015 our cash, cash equivalents and short-term investments totaled $3.3 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $2.8 million, which are due in 2016. Also, we cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. Unless we are able to restructure our long term liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations past the second quarter of 2016. Accordingly, we have initiated discussions with various firms about potential financing alternatives, including a non-recourse alternative based on the outcome of specific patent infringement litigation, but there can be no assurance that these discussions will be successful. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. In addition, issuance of a significant number of new shares of our common stock could result in an ownership change under Section 382 of the Code, resulting in a substantial reduction in the usability of NOLs. If we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

Our revenues are unpredictable.

During the year ended December 31, 2015, we received a one-time payment in the amount of $700,000 in connection with our patent licensing and enforcement business. Other than this $700,000 payment, we have not generated any revenues since the closing of our asset sale to Bankrate, Inc. on December 21, 2011. We expect that future revenues from the patent licensing business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent enforcement litigation. In addition, defendants will often choose to appeal an adverse damage award, which will delay our receipt of revenue. We will continue to incur salary, legal and other expenses of operating our business and our results of operations and financial condition will be materially, adversely affected if we fail to effectively manage overhead costs associated with patent licensing and enforcing patented technologies, become involved in expensive litigation or settlement proceedings (which may or may not have successful outcomes) or the patent licensing business does not perform to our expectations.

If the validity of any of our patents is challenged, our business may be harmed.

The success of the patent licensing business will depend on our ability to generate royalty fees from licensing technology. It is possible, however that one or more of our patents might be declared invalid if challenged. These challenges to the validity of our patents may be made by defendants in the course of litigation or by requesting a reexamination before the USPTO. Several of our patents have been subject to inter partes review or covered business methods proceedings before the USPTO. A final determination that some or all of the patent claims are not patentable might mean that we would be unable to pursue and generate further licensing revenues for that patent. For example, on July 24, 2015, the Court of Appeals for the Federal Circuit upheld a trial court’s determination that our Dynamic Tabs patent did not meet the requirements for patent eligible subject matter. We did not appeal the Federal Circuit’s decision and the four cases involving the Dynamic Tabs patent have been terminated. Even if the claims in our patents are upheld as valid, we may incur significant legal and expert fees and costs in the litigation and/or the reexamination process, which may take several years to conclude and delay revenues. In addition, proceedings before the USPTO challenging the patentability of claims in previously issued patents are becoming more common and defendants may also use the pendency of any such action to delay or otherwise impair any pending litigation to enforce our patents.

Even if our patents are determined to be valid, third parties may choose to alter their business operations rather than pay us an on-going royalty.

We believe that our patents represent unique technologies that a wide range of third parties have or will find valuable to their operations. Nevertheless, we expect that litigation will often be needed to recover damages for past infringement of our patent rights and to incentivize the defendant to accept a license and pay royalties for future use of the technology. Defendants may, however, choose to modify their operations to work around the claims covered by our patents. In that case, such defendants would not pay us royalties for future use and our business, financial condition, results of operations and future prospects may be adversely affected.

We and our potential licensees serve markets that frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. As a result, our ability to prevent such workarounds by a defendant and to remain competitive in the future will depend on our ability to identify and ensure compliance with evolving industry standards.

Our success depends in part upon our ability to retain qualified legal counsel to represent us in licensing efforts and patent enforcement litigation.

The success of our patent licensing business depends upon our ability to retain qualified legal counsel to represent us in our patent enforcement activities. As such patent enforcement actions increase, it may become more difficult to find qualified legal counsel to handle all of our cases because legal counsel at larger law firms may have a conflict of interest with other clients, while legal counsel at smaller law firms may not have the resources to handle multiple lawsuits. In addition, contingency fee arrangements, although common in patent enforcement litigation, require legal counsel to be willing to devote substantial time to the case based on an expectation of a successful outcome.

We are dependent on certain key personnel, and the loss of such key personnel, could have a material adverse effect on our business, financial condition and results of operations.

The success of our patent licensing and enforcement business largely depends on the skills, experience and efforts of key personnel, many of whom are highly skilled and would be difficult to replace. We have entered into three-year employment agreements and non-competition agreements with four Prism employees, but these agreements cannot guarantee their continued employment with us. For a variety of reasons, a key employee could terminate his or her employment with us. The loss of any of our senior management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Our future success will depend to a significant extent on the ability of these executives to effectively drive execution of our business strategy, and on the ability of our management team to work together effectively.

As patent enforcement litigation becomes more prevalent, it may become more difficult for us to voluntarily license our patents to other entities.

In 2015, the number of new patent cases increased 15% over the prior year. We believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to license our patents to other entities on a voluntary basis. As a result, we may need to increase the number of our patent enforcement actions, resulting in increased expenses and delays in generating revenue.

Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patents.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies and, as a result, there is a higher rate of successful appeals in patent enforcement litigation than other business litigation. Such appeals are expensive and time-consuming and result in increased costs and delayed revenue. Although we may diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

Our acquisition of patent portfolios may not be successful.

A substantial portion of the patent assets of Prism and its subsidiaries were acquired from third parties. We expect to continue to build our patent portfolio by acquisitions from third parties. The terms of any acquisition may require us to pay cash upfront, share a portion of future licensing proceeds, or both. Such acquisitions are subject to numerous risks, including the following:

●	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

●	difficulty in accurately forecasting financial and other benefits of the specific acquisition;

●	diversion of our management’s attention from other business concerns; and

●	failure of our due diligence process to identify significant issues with respect to patented technologies and patent portfolios, and other legal and financial contingencies.

Analyzing the validity and enforceability of patents is a complex and uncertain process and there can be no assurance that a patent that is acquired will produce positive returns on the investment.

We may, in certain circumstances, rely on representations, warranties and opinions made by third-parties that, if determined to be false or inaccurate, may expose it to certain material liabilities.

We may rely upon representations and warranties made by third parties from whom we acquire patents or the exclusive rights to license and enforce patents. We may also rely upon the opinions of purported experts. In certain instances, we may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties and opinions are made. By relying on these representations, warranties and opinions, we may be exposed to liabilities in connection with the licensing and enforcement of certain patents and patent rights which could have a material adverse effect on our operating results and financial condition.

Our patent licensing and enforcement activities are time-consuming and require significant management and financial resources.

Our patent licensing and enforcement activities could continue for years and consume significant financial and management resources. The counterparties to our licensing and enforcement activities may be large, well-financed companies with substantially greater resources than us. We cannot predict with any certainty the outcome of our licensing and enforcement efforts. In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, such rulings may not be predictive of the ultimate resolution of the dispute. Also, we may become subject to claims or sanctions which may be costly or impossible to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of our financial resources or other adverse effects which could adversely impact our ability to generate revenues.

Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

If we are required to litigate to enforce our patented technologies, our patent enforcement actions will be almost exclusively prosecuted in federal court. Federal trial courts that hear patent enforcement actions also hear criminal cases, which will take priority over patent enforcement actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe an increasing number of civil lawsuits and criminal proceedings are coming before federal judges, increasing the risk of delays in patent enforcement actions which may in turn have an adverse effect on our business.

Our business and operations could suffer in the event of security breaches.

Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated.  While we have not identified any material incidents of unauthorized access to date, the theft, unauthorized use or publication of our intellectual property or confidential business or personal information could harm our competitive or negotiating positions, reduce the value of our investment in research and development and other strategic initiatives, compromise our patent enforcement strategies or outlook, damage our reputation or otherwise adversely affect our business. In addition, to the extent that any future security breach results in inappropriate disclosure of our employees’, licensees’ or customers’ confidential or personal information, we may incur liability or additional costs to remedy any damages caused by such breach. We could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection.

We expect to depend upon relationships with others to provide technology-based opportunities that can develop into profitable royalty-bearing licenses and, if we are unable to maintain and generate new relationships, we may not be able to sustain existing levels of revenue or increase revenue.

We may apply for patents on technologies we develop, but we expect to depend increasingly upon the identification and acquisition of new patents and inventions through relationships with inventors, universities, research institutions, technology companies and others. If we are unable to demonstrate success in licensing acquired patents, it will be difficult to maintain those relationships, continue to grow new relationships and sustain revenue and growth.

Competition for the acquisition of high quality patent assets is intense and, as a result, we may not be able to grow our portfolio of technologies and patents.

We expect to encounter competition in the area of patent acquisition as the number of companies entering this market increases. As new technological advances occur, some of our patented technologies may become obsolete before they are completely monetized. If we are unable to replace obsolete technologies with more technologically advanced patented technologies, then this obsolescence could have a negative effect on our ability to generate future revenues.

We may also compete with venture capital firms and various industry leaders for patent licensing opportunities. Most of these competitors have more financial and human resources than we do. Our market share in one or more technology industries may be reduced as more companies enter the market for similar technology opportunities, which could adversely impact our future revenue generation.

In connection with our patent enforcement actions, a court may rule that we violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us to certain material liabilities.

In connection with any of our patent enforcement actions, it is possible that a defendant may claim and/or a court may rule that we violated statutory authority, regulatory authority, federal rules, local court rules or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or award attorneys’ fees and/or expenses to a defendant, which if material, could harm our operating results and financial position.

Usage of our net operating loss carryforwards may be limited as a result of an ownership change or otherwise.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards (“NOLs”) in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code (as amended and together with any applicable regulations promulgated thereunder, the “Code”), and in certain other circumstances. On November 30, 2012, our stockholders approved an amendment to our Certificate of Incorporation creating a Section 382 stockholder rights plan (the “Stockholder Rights Plan”) designed to preserve NOLs under Section 382 of the Code. If we experience an ownership change, the Company’s ability to fully utilize NOLs will be substantially limited, and the timing of the usage of NOLs could be substantially delayed, which could significantly impair the value of those benefits. The Stockholder Rights Plan is intended to act as a deterrent to any person or group from acquiring beneficial ownership of 4.9% or more of the outstanding shares of our common stock. Our stockholders also approved that certain Section 382 Rights Agreement between us and American Stock Transfer & Trust Company, LLC (the “Rights Agreement”). Although our Stockholder Rights Plan and the Rights Agreement are designed to protect against the occurrence of an ownership change under Section 382 of the Code, there is no assurance that such an ownership change could not occur or that the utilization of our NOLs could not be otherwise restricted by legislative, judicial or regulatory developments.

Risks Related to the Industry

Our industry is subject to rapid technological change, uncertainty and shifting market opportunities.

Our success depends, in part, on our ability to define and keep pace with changes in industry standards, technological developments and varying customer requirements. Changes in industry standards and needs could adversely affect the development of, and demand for, our technology, rendering our technology currently under development obsolete and unmarketable. The patents and applications comprising our portfolio have fixed terms and, if we fail to anticipate or respond adequately to these changes through the development or acquisition of new patentable inventions, patents or other technology, we could miss a critical market opportunity, reducing or eliminating our ability to capitalize on our patents, technology solutions or both.

Potential patent and litigation reform legislation, USPTO rule changes, legislation affecting mechanisms for patent enforcement and available remedies, and unfavorable court decisions may affect our investments in research and development and our strategies for patent prosecution, licensing and enforcement and could have a material adverse effect on our licensing business as well as our business as a whole.

Potential changes to certain U.S. laws, rules and regulations may occur in the future, some or all of which may affect our research and development investments, patent prosecution costs, the scope of future patent coverage we secure, remedies that we may be entitled to in patent litigation, and attorneys’ fees or other remedies that could be sought against us, and may require us to reevaluate and modify our research and development activities and patent prosecution, licensing and enforcement strategies. As of the end of its 2015 session, U.S. Congress was considering multiple patent reform measures, including bills that would implement heightened pleadings requirements, fee-shifting, limitations on discovery, disclosure of real party-in-interest information and stays of customer suits. If passed, such bills could significantly increase the cost and risk of patent enforcement litigation. There can be no assurance that these bills, or similar future legislative developments, will not have a material adverse effect on our business, financial condition and results of operations.

Rulings in our legal proceedings as well as those of third parties may also affect our strategies for patent prosecution, licensing and enforcement.  For example, in recent years, U.S. courts, including the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit, have taken some actions that have been viewed as unfavorable to patentees, including the Company. Court decisions may change the law applicable to various patent law issues, such as, for example, patentability, validity, patent exhaustion, patent misuse, remedies, permissible licensing practices, claim construction and damages, in ways that are detrimental to the abilities of patentees to enforce patents and obtain damages awards.

Delays in getting patents issued by the USPTO could result in delays in recognizing revenues.

We will continue to pursue several patent applications currently pending before the USPTO and we intend to continue to apply for additional patents. In addition, we expect to acquire patent applications from third parties. Patent applications have been increasing each year and we believe it is resulting in longer delays in obtaining approval of pending patent applications. The application delays could cause delays in recognizing revenue from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

Risks Related to our Common Stock

Our stock price has been volatile and may continue to fluctuate widely.

The trading price of our common stock has been volatile. During the period from January 1, 2015 through April 8, 2016, the trading price per share of our common stock ranged from a high of $3.40 to a low of $0.22. The trading price of our common stock may be significantly affected by factors including actual or anticipated operating results, announcements regarding licensing or litigation developments, disputes concerning the validity of one or more of our patents, our limited trading volume and expectations regarding our future cash reserves. Any negative change in the public’s perception of the prospects of the patent licensing business could also depress our stock price regardless of our results.

Our common stock may be delisted from the Nasdaq Capital Market if we fail to satisfy the continued listing standards of that market.

If we are unable to satisfy the continued listing standards of the Nasdaq Capital Market, our common stock may be delisted from that market. On February 17, 2016, we received written notice from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until August 15, 2016, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day period. If we are not in compliance by August 15, 2016, we may be afforded a second 180-day period to regain compliance if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the minimum bid price deficiency by implementing a reverse stock split if necessary. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide us with notice that our common stock will be subject to delisting. We would then be entitled to appeal the Nasdaq Staff’s determination to a Nasdaq Listing Qualifications Panel and request a hearing.

If our common stock were to be delisted from the Nasdaq Capital Market for failure to meet the minimum bid price or other listing standards, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. Such trading could substantially reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

Our adoption of the Stockholder Rights Plan and the Rights Agreement may reduce the attractiveness of our stock to investors because it limits the ability of persons or entities from acquiring a significant percentage of our outstanding stock.

The Stockholder Rights Plan and the Rights Agreement are intended to act as deterrents to any person or group, together with such person’s or group’s affiliates and associates, from being or becoming a beneficial owner of 4.9% or more of our common stock. The inability of some stockholders to acquire a significant position could substantially reduce the market liquidity of our common stock, making it more difficult for a stockholder to dispose of, or obtain accurate quotations for the price of, our common stock.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders.

Provisions of Delaware law and our Certificate of Incorporation and Bylaws could make the acquisition of the Company through a tender offer, a proxy contest or other means more difficult and could make the removal of incumbent directors and officers more difficult. We expect these provisions to discourage takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of the Company to first negotiate with our board of directors.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We have a non-cancelable twenty-four month lease through May 15, 2017 for approximately 1,300 square feet of office space in Folsom, California, which is currently our corporate headquarters. We also have a non-cancelable sixty month lease for approximately 2,500 square feet of combined office space in Omaha, Nebraska and cancelable leases in Plano, Texas and Brentwood, Tennessee for an additional 1,100 square feet.

The Company has a non-cancelable five-year full-service lease through February 14, 2017 for approximately 16,000 square feet of office space in Rancho Cordova, California, that housed our headquarters until May 2013. On April 16, 2013, we subleased this space for the remainder of our term. The monthly sublease rent is less than our rent obligation to the landlord. As of December 31, 2015, we expect to receive $159,000 from the sub-lessee for the remainder of our lease.

Item 3.	Legal Proceedings.

We and our operating subsidiaries are often required to engage in litigation to enforce our patents and patent rights. The “Results of Operations” section in “Item 7.—Management’s Discussion and Analysis of Financial Condition And Results of Operations” describes the significant events relating to our patent licensing business.

In the ordinary course of business, we are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with our patent enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorneys’ fees and/or expenses to defendant(s) in the action, which could be material and, if required to be paid by us or our operating subsidiaries, could materially harm our operating results and our financial position.

On March 19, 2015, Maxim Group LLC (“Maxim”) sent Prism a letter demanding payment of a fee under an Advisory Agreement dated September 19, 2013 (the “Advisory Agreement”). Prism rejected the demand and on April 10, 2015, Maxim filed a Statement of Claim with the Financial Industry Regulatory Authority (“FINRA”) to initiate arbitration of the dispute. In the Statement of Claim, Maxim alleges that Prism is liable for payment to Maxim of a percentage of the Merger consideration as an advisory fee under the Advisory Agreement. Prism has answered the Statement of Claim and contested FINRA’s jurisdiction. However, Prism also filed a declaratory judgment action in Nebraska state district court seeking a declaration that the Advisory Agreement is void, no advisory fee is owed and staying the FINRA arbitration proceeding. In the Nebraska state district court action Prism argues that: (i) Maxim did not introduce Prism to the Company and Prism did not seek Maxim’s assistance with the Merger; (ii) Maxim was not registered as an investment advisor and cannot charge an advisory fee; and (iii) the advisory fee demanded by Maxim is grossly excessive under applicable law. On August 8, 2015, the Nebraska state district court denied our motion to stay, and an appeal has been made to the Nebraska Court of Appeals. While the appeal was pending, on April 6, 2016 the FINRA arbitration panel awarded Maxim $357,000, plus 9% interest from the date of the closing of the Merger. Prism has 30 days to decide whether to petition a federal court to vacate the award. Although the arbitration award to Maxim would be paid by the Company, it relates to a pre-Merger dispute and would reduce the maximum earnout payable to Prism’s former security holders. The Company recognized $382,000 in operating expenses for the year ended December 31, 2015, which includes both the award and accrued interest from the date of closing until December 31, 2015.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Capital Market under the symbol “PRZM.” As of April 14, 2016, there were approximately 1,100 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by those record holders. The following table sets forth the high and low sales price per share of our common stock for each full quarterly period within the two most recent fiscal years, all as reported on the Nasdaq Capital Market:

	Price Range
Quarter Ended	High	Low
2015
December 31, 2015	$2.80	$0.76
September 30, 2015	$3.28	$2.65
June 30, 2015	$3.40	$2.37
March 31, 2015	$2.90	$2.56

2014
December 31, 2014	$3.09	$2.60
September 30, 2014	$3.15	$2.96
June 30, 2014	$3.40	$3.00
March 31, 2014	$3.35	$2.96

We have not paid any cash dividends on our capital stock other than the special distribution of $5.00 per share that was paid to our stockholders on March 9, 2012 in conjunction with the Disposition. We do not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

We currently maintain two equity compensation plans that provide for the issuance of our common stock to employees, officers, directors, independent contractors and consultants of the Company and its subsidiaries. These consist of the Prism Technologies Group, Inc. 2008 Stock Option Plan and the 1999 Employee Stock Purchase Plan, each of which has been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	179,588	$2.99	1,001,000
Equity compensation plans not approved by security holders	—	—	—

On November 21, 2014 and November 25, 2014, we entered into stock purchase agreements with two significant stockholders, an affiliate of the significant stockholders and a stockholder and certain of his affiliates, pursuant to which we agreed to repurchase an aggregate of 1,178,264 shares of our common stock at a price of $3.00 per share, for a total purchase price of $3,534,792. The purchase of such shares was completed on December 1, 2014. The $3.00 per share price was consistent with the stock price for the two-week period prior to announcement of the Merger.

On December 8, 2014, one of our directors purchased 110,000 shares of our common stock from a significant stockholder at a price of $3.00 per share, for a total purchase price of $330,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

From its inception through December 21, 2011, the Company operated an online insurance marketplace that electronically matched consumers and providers of automobile, property, health, term life and small business insurance. The Company discontinued this business in connection with the Disposition. As a result of the Disposition, we no longer conduct the insurance lead generation business, and have agreed not to reenter that business for a period of ten years from the Disposition Date.

Since the Disposition Date, the Company has operated its patent licensing and enforcement business, which generated revenues of $0.7 million and $0 in 2015 and 2014, respectively. On the Closing Date, the Company completed a merger with Prism, with Prism becoming a wholly owned subsidiary of the Company. Prism also operates a patent licensing and enforcement business. As a result of the Merger, the Company and its subsidiaries own a portfolio of patents with over 50 issued patents as of April 14, 2016 as described in “Item 1.—Business”.

In the Merger, the members of Prism received an aggregate of $16.5 million in cash and 3.5 million shares of our common stock. Subject to certain conditions, we have also agreed to make future earnout payments to the former security holders of Prism. Upon the occurrence of an Earnout Event, an earnout payment in cash equal to 70% of the amount of Prism Patent Proceeds exceeding the Sharing Threshold shall be paid to the former members of Prism, provided, however, that the aggregate amount of such earnout payments, including certain permitted pre-closing distributions, shall not exceed $55 million. As of December 31, 2015, such permitted pre-closing distributions were approximately $5.5 million, resulting in a maximum potential earnout payment of approximately $49.5 million.

Results of Operations

Significant Events Relating to Our Patent Licensing Business

On June 23, 2015, Prism won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). At the end of a seven-day trial in Omaha, Nebraska, the jury in the United States District Court (“USDC”) for the District of Nebraska found that Sprint’s network systems and methods infringe multiple claims of Prism’s U.S. Patent Nos. 8,387,155 and 8,127,345. Prism was awarded trial damages of $30 million, representing a reasonable royalty for Sprint’s infringement for the period from February 2012 through December 2014. No portion of the judgment has been paid by Sprint as of the date of this Annual Report on Form 10-K.Sprint has appealed the jury verdict and Prism has appealed the District Court’s ruling that the jury verdict included amounts for future infringement. Briefing for the appeal is underway and oral argument is expected to be scheduled in the latter half of 2016.

On October 30, 2015, a jury found that T-Mobile USA, Inc. did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. On April 6, 2016, the District Court denied T-Mobile’s motion for judgment as a matter of law and its motion for attorney fees; the court also denied Prism’s motion for judgment as a matter of law and its motion for a new trial.

On July 24, 2015, the Court of Appeals for the Federal Circuit held that our Dynamic Tabs patent did not meet the requirements for patent eligible subject matter. We did not appeal the Federal Circuit’s decision and the four cases involving the Dynamic Tabs patent have been terminated.

On September 3, 2015, Secure Axcess, a subsidiary of Prism, settled its lawsuit filed in the United District Court for the Eastern District of Texas against GE Capital Bank, GE Capital Retail Bank (currently Synchrony Bank), General Electric Capital Corporation, and General Electric Company (collectively, “Defendants”) alleging that the Defendants infringed on U.S. Patent No. 7,631,191. In exchange for a license and release, the Defendants collectively made a one-time payment in the aggregate amount of $700,000. The payment, less the cost of revenues of $311,000, was received in September 2015.

On September 8, 2015, the Patent Trial and Appeal Board of the United States Patent & Trademark Office issued decisions concerning the patentability of certain claims of the Glazer patent owned by our subsidiary, Secure Axcess:

●

In CBM2014-00100 (consolidated with CBM2015-00009), the PTAB determined that claims 1–32 of the Glazer patent would have been obvious to one of ordinary skill in the art, and the claims were, therefore, unpatentable under 35 U.S.C. § 103(a).

●	In IPR2014-00475, the PTAB determined that claims 1–23 and 25-32 of the Glazer patent are unpatentable.

Secure Axcess timely filed a notice of appeal to the U.S. court of Appeals for the Federal Circuit on November 9, 2015.The Glazer patent is the subject of patent infringement litigation in the U.S. District Court for the Eastern District of Texas, but the litigation has been stayed pending the inter partes review and covered business method proceedings.

In March 2015, Secure Axcess filed lawsuits against six companies in the U.S. District Court for the Eastern District of Texas alleging infringement of patents in the System on Chip patent family. Five of these cases have been dismissed, without prejudice, pursuant to Secure Axess’ motion or by joint stipulations of dismissal. The defendant in the remaining case is HP Enterprise Services, LLC.

Fiscal 2015 compared to Fiscal 2014

The following table sets forth selected statement of operations data with the respective percentage changes from the prior year (dollars in thousands):

	2015	2014	% Change from the Prior Year 2015	% Change from the Prior Year 2014

Revenues	$700	$-	N/A	N/A
Cost of revenues	311	-	N/A	N/A
Gross margin	389	-	N/A	N/A

Operating expenses:
General and administrative	4,289	2,676	46%	-%
Depreciation and amortization	12,877	1	nm	N/A
Impairment of long-lived assets	23,847	-	nm	N/A
Total operating expenses	41,013	2,677	1,532%	-%
Loss from operations	(40,624)	(2,677)	1,518%	-%
Other income	19,901	30	nm	20%
Interest expense	(920)	-	nm	N/A
Net loss before income taxes	(21,643)	(2,647)	818%	1%
Income tax benefit	-	-	N/A	N/A
Net loss	(21,643)	(2,647)	818%	1%
Comprehensive loss	$(21,643)	$(2,647)	818%	1%

Revenues. In 2015, we generated $700,000 in revenues from our patent licensing and enforcement business; in 2014, we did not generate any revenues. Although our new wholly-owned subsidiary, Prism, generated revenues from licensing and enforcing its patent portfolio prior to the Merger, we expect revenues for 2016 and future periods, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent enforcement litigation.

Cost of Revenues. Cost of revenues consist of contingent fee based legal expenses and third party revenue share agreements, which grant the former owners of the respective patents or patent rights, the right to receive revenue or profit splits based upon future proceeds. We expect the cost of revenue amounts to vary in proportion to our patent licensing revenues.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased from $2.7 million in 2014 to $4.3 million in 2015. The increase was primarily attributable to the inclusion of Prism’s operating expenses of $2.5 million after the closing of the Merger and $0.2 million related to our legal expenses, professional services, accounting services and consulting services related to the acquisition of Prism We also recognized $0.4 million which resulted from the Maxim arbitration award on April 6, 2016. (see Note 8 to our Consolidated Financial Statements, included in “Item 8.—Financial Statements and Supplementary Data”) The increases were offset by acquisition related and legal expenses of $1.4 million recognized in 2014.

Depreciation and Amortization Depreciation and amortization expenses consisted of amortization of intangible assets in 2015 of $12.9 million and depreciation expense of $1,000 in 2014. The increase was attributable to the acquisition of Prism in March 2015.

Impairment of long-lived assets. Impairment of long-lived assets (see Note 7 to our Consolidated Financial Statements, included in “Item 8.—Financial Statements and Supplementary Data”) consists of a write-down of $23.4 million associated with impairment of our patent portfolio. This write-down was the result of significantly lower than anticipated revenues associated with the patent portfolio acquired from Prism.

Other Income. Other income was $19.9 million and $30,000 for 2015 and 2014, respectively. In 2015, as a result of significantly lower than anticipated revenues from the acquisition of Prism, we reassessed the contingent consideration liability in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this liability to its carrying amount. As a result of the lower than forecasted revenues, the fair value of the contingent consideration liabilities were decreased by $19.9 million based upon the revised cash flows on the balance sheet as of December 31, 2015. We recorded this decrease as other income. Other income for 2015 and 2014 also consisted of interest earned on our investment portfolio of cash, cash equivalents and short-term investments of $14,000 and $30,000, respectively. We expect that other income will consist entirely of returns received from our investment portfolio in the near future, which will be negligible given the conservative nature of our investment policy, the current relatively low interest rates in the United States, and our use of cash to fund operations.

Interest Expense. Interest expense was $920,000 and $0 for 2015 and 2014, respectively. For 2015, interest expense consisted of imputed interest related to assuming certain debt from Prism in the Merger and imputed interest associated with the contingent consideration agreed to in the Merger Agreement. Additional information related to the Merger is included in Notes 3 and 6 to our Consolidated Financial Statements, included in “Item 8.—Financial Statements and Supplementary Data.” We expect that interest expense will be significant over the next several years as a result of the interest on the notes payable and imputed interest on the earnout.

Income Taxes. We recognized no expense for and did not receive a benefit from income taxes for 2015 or 2014.

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements in 2015 or 2014.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition. In general, patent licensing arrangements are expected to provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by us. Complex revenue arrangements may require significant judgments, assumptions and estimates about when substantial delivery of contract elements will occur, whether any significant ongoing obligations exist subsequent to contract execution, whether collectability is reasonably assured and determination of the appropriate period in which the completion of the earning process occurs.

We recognize revenue when (i) persuasive evidence of a contractual arrangement between us and the licensee exists, which create legally enforceable rights and obligations, (ii) the license agreement is delivered to the licensee, based upon the point at which control of the license transfers to the licensee, (iii) the price to the licensee is fixed or determinable and represents the amount of consideration to which we expect to be entitled to in exchange for transferring the license agreement to a licensee, and (iv) the collectability of consideration to which we are entitled to is reasonably assured.

Fair Value Estimates. The preparation of financial statements in conformity with U.S. GAAP often requires us to determine the fair value of a particular item in order to fairly present our financial statements. Without an independent market or another representative transaction, determining the fair value of a particular item requires us to make several assumptions that are inherently difficult to predict and can have a material impact on the accounting.

There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present value amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset or liability being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the expected receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (risk premium). Making these cash flow estimates is inherently difficult and subjective, and if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact to the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired.

While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to these assessments.

Business Combinations. We must estimate the fair value of assets acquired, liabilities and contingencies assumed, acquired patent portfolios, and contingent consideration issued in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various estimated useful lives. Furthermore, the estimated fair value assigned to an acquired asset or liability has a direct impact on the amount we recognize as goodwill, which is an asset that is not amortized. Determining the fair value of assets acquired requires an assessment of the related expected future cash flows. Determining the fair value of contingent consideration requires an assessment of the probability-weighted expected future cash flows over the period in which the obligation is expected to be settled, and applying a discount rate that appropriately captures the risk associated with the obligation. The significant unobservable inputs used in the fair value measurement of the contingent consideration payable are forecasted earnings. Significant changes in forecasted earnings would result in significantly higher or lower fair value measurement. This fair value assessment is also required in periods subsequent to a business combination. Such estimates are inherently difficult and subjective and can have a material impact on our Consolidated Financial Statements.

Assessment of Impairment of Goodwill, Intangibles, and Other Long-Lived Assets. Current accounting standards require that we assess the recoverability of our finite lived acquisition-related intangible assets and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on our Consolidated Balance Sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated future cash flows. For some assets, our estimated fair value is dependent upon predicting which of our products will be successful. This success is dependent upon several factors, such as which operating platforms will be successful in the marketplace. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Judgments and assumptions about future cash flows and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner of our use of the assets or the strategy of our overall business and significant under-performance relative to projected future operating results. When we consider such assets to be impaired, the amount of impairment we recognize is measured by the amount by which the carrying amount of the asset exceeds its fair value.

In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform the two-step impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value, a two-step goodwill impairment test will be performed. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available, (2) segment management regularly reviews the operating results of that component, and (3) whether the component has dissimilar economic characteristics to other components.

Share-Based Compensation. We account for share-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” Under the provisions of ASC 718, share-based compensation cost is generally estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model requires various highly judgmental assumptions including expected option life, volatility and forfeiture rates. If any of the assumptions used in the BSM option-pricing model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Generally, compensation cost is recognized over the requisite service period. However, to the extent performance conditions affect the vesting of an award, compensation cost will be recognized only if the performance condition is satisfied. Compensation cost will not be recognized and any previously recognized compensation cost will be reversed if the performance condition is not satisfied.

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

For those benefits to be recognized, a tax position must be “more-likely-than-not” to be sustained upon examination by taxing authorities. At both December 31, 2015 and December 31, 2014, we had unrecognized tax benefits of approximately $0.3 million ($0.1 million of which, if recognized, would affect our effective tax rate). We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

For tax return purposes, we had NOLs at December 31, 2015 of approximately $149.8 and $24.2 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal NOLs begin to expire in 2019. State NOLs began to expire in 2015.

The carrying value of our deferred tax assets, which was approximately $56.4 million at December 31, 2015, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Cash Flows used in:

Operating activities	$(4,450)	$(2,396)

Investing activities	(15,931)	(1,045)

Financing activities	(1,000)	(3,535)
Decrease in cash and cash equivalents	$(21,381)	$(6,976)

At December 31, 2015, our principal source of liquidity was $1.8 million in cash and cash equivalents and $1.5 million in short-term investments. We adhere to an investment policy with minimal market or settlement risk with our current holdings. Accordingly, substantially all of our invested assets are in the form of certificates of deposit issued by highly rated banking institutions. There are no restrictions or limitations regarding access to the $1.8 million in cash and cash equivalents and $1.5 million in short-term investments.

In 2015, net cash used in operating activities was $4.5 million, primarily consisting of our net loss of $21.6 million, gain on reduction of contingent consideration of $19.9 million and cash used of $0.7 million primarily due to increases in prepaid expenses and other current assets and decreases in accounts payable, accrued expenses and other current liabilities. This was partially offset by impairment of long-lived assets of $23.8 million, amortization of intangibles of $12.9 million, imputed interest on contingent consideration and notes payable of $0.9 million and stock-based compensation of $0.1 million.

In 2014, net cash used in operating activities was $2.4 million, primarily consisting of our net loss of $2.6 million and cash provided of $0.5 million, primarily due to an increase in accounts payable and a decrease in other assets. This was partially offset by cash used of $0.3 million, which consisted of a decrease in accrued expenses, other current liabilities and other liabilities.

In 2015, net cash used in investing activities was $15.9 million, due to the purchase of Prism, net of cash, acquired for $16.1 million and purchases of short-term investments of $1.5 million, offset by redemptions of short-term investments of $1.5 million and redemptions of restricted cash equivalents of $0.2 million.

In 2014, net cash used in investing activities was $1.0 million representing $4.0 million relating to the purchases of short-term investments, offset by redemptions of short-term investments of $2.8 million and redemptions of restricted short-term investments of $0.2 million.

Net cash used in financing activities in 2015 was $1.0 million, due to an installment payment due on June 30, 2015. A $1.0 million installment payment due on December 31, 2015 was deferred to June 30, 2016 with the consent of the note holder.

Net cash used in financing activities in 2014 was $3.5 million for the repurchase of 1,178,264 shares of common stock on December 1, 2014 at a price of $3.00 per share. For more information, see Note 5 to our Consolidated Financial Statements, included in “Item 8.—Financial Statements and Supplementary Data.”

As of December 31, 2015, our cash and cash equivalents totaled $1.8 million and our short-term investments totaled $1.5 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $2.8 million, which are due in 2016. Moreover, we cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. Unless we are able to restructure our long term liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations past the second quarter of 2016. Accordingly, we have initiated discussions with various firms about potential financing alternatives, including a non-recourse financing alternative based on the outcome of specific patent infringement activities. But there can be no assurance that these discussions will be successful. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. In addition, issuance of a significant number of new shares of our common stock could result in an ownership change under Section 382 of the Code, resulting in a substantial reduction in the usability of NOLs. If we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages F-1 to F-26.

PRISM TECHNOLOGIES GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Prism Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Prism Technologies Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prism Technologies Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception and has a working capital deficiency as of December 31, 2015, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Sacramento, California

April 14, 2016

PRISM TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,756	$23,137
Short-term investments	1,494	1,494
Restricted cash equivalents	600	800
Prepaid expenses and other current assets	639	143
Total current assets	4,489	25,574
Intangible assets	24,694	-
Goodwill	54	-
Other assets	63	4
Total assets	$29,300	$25,578

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$648	$675
Accrued expenses	194	194
Accrued contingent consideration, current	3,525	-
Note payable, current	2,838	-
Total current liabilities	7,205	869

Accrued contingent consideration, non-current	9,704	-
Accrued lease obligation, non-current	49	251
Income tax liability	101	101
Other liabilities	45	45
Total liabilities	17,104	1,266

Stockholders’ equity:
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2015 and 2014	-	-
Common stock, $0.001 par value. Authorized: 25,000 shares; 14,533 and 11,033 shares issued and 10,074 and 6,574 shares outstanding at 2015 and 2014, respectively	15	11
Paid-in capital	231,294	221,771
Treasury stock, 4,459 shares at 2015 and 2014, respectively	(10,323)	(10,323)
Accumulated deficit	(208,790)	(187,147)
Total stockholders’ equity	12,196	24,312
Total liabilities and stockholders’ equity	$29,300	$25,578

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014
Revenues	$700	$-
Cost of revenues	311	-
Gross Margin	389	-

Operating expenses:
General and administrative	4,289	2,676
Depreciation and amortization	12,877	1
Impairment of long-lived assets	23,847	-
Total operating expenses	41,013	2,677
Loss from operations	(40,624)	(2,677)
Other income	19,901	30
Interest expense	(920)	-
Net loss before income taxes	(21,643)	(2,647)
	(21,643)	(2,647)
Income tax benefit	-	-
Net loss	(21,643)	(2,647)
Net loss per share:
Basic and diluted	$(2.34)	$(0.35)
Shares used in computing loss per share:
Basic and diluted	9,268	7,655

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Year ended December 31,
	2015	2014

Net loss	$(21,643)	$(2,647)
Comprehensive loss	$(21,643)	$(2,647)

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2015 and 2014

(Amounts in thousands, except per share amounts)

	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2013	11,033	$11	$221,750	(3,281)	$(6,788)	$(184,500)	$30,473
Share-based compensation	—	—	21	—	—	—	21
Repurchase of common stock				(1,178)	(3,535)	—	(3,535)
Net loss	—	—	—	—	—	(2,647)	(2,647)

Balance at December 31, 2014	11,033	$11	$221,771	(4,459)	$(10,323)	$(187,147)	$24,312
Issuance of shares	3,500	4	9,376				9,380
Share-based compensation	—	—	147	—	—	—	147
Net loss	—	—	—	—	—	(21,643)	(21,643)
Balance at December 31, 2015	14,533	$15	$231,294	(4,459)	$(10,323)	$(208,790)	$12,196

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(21,643)	$(2,647)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	147	21
Depreciation and amortization	12,877	1
Impairment of long-lived assets	23,847	-
Imputed interest expense on contingent consideration	648	-
Imputed interest expense on notes payable	268	-
Gain on revaluation of contingent consideration	(19,888)	-

Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	(493)	1
Other assets	-	25
Accounts payable	(12)	455
Accrued expenses and other current liabilities	(201)	(59)
Accrued lease obligation	-	(193)
Net cash used in operating activities	(4,450)	(2,396)

Cash flows from investing activities:
Purchase of Prism, net of cash acquired	(16,131)	-
Purchases of short-term investments	(1,494)	(3,984)
Redemptions of short-term investments	1,494	2,739
Redemptions of restricted cash equivalents	200	200
Net cash used in investing activities	(15,931)	(1,045)

Cash flows from financing activities:
Repayment of note payable	(1,000)	-
Repurchases of common stock	-	(3,535)
Net cash used in financing activities	(1,000)	(3,535)
Net decrease in cash and cash equivalents	(21,381)	(6,976)
Cash and cash equivalents, beginning of year	23,137	30,113
Cash and cash equivalents, end of year	$1,756	$23,137

Supplemental disclosures of cash flow information and non-cash transactions:

In connection with our acquisition of Prism, the Company paid cash, assumed liabilities and issued common stock as follows:

Cash paid for acquisition	$16,500
Contingent consideration	32,411
Issuance of common stock	9,380
Value of net assets acquired	$58,291

Liabilities assumed	$3,611

The Company paid no interest or taxes for the years ended December 31, 2015 and 2014.

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business of Prism Technologies Group, Inc.

Prism Technologies Group, Inc. was originally incorporated in California in February 1995 and re-incorporated in Delaware in October 1996. The mailing address of our headquarters is 101 Parkshore Drive, Suite 100, Folsom, CA 95630, and the telephone number at that location is (916) 932-2860. Our principal website is www.przmgroup.com.

From our inception through December 21, 2011, we operated an online insurance marketplace that electronically matched consumers and providers of automobile, property, health, term life and small business insurance. We discontinued this business in connection with the sale of substantially all of our assets (the “Disposition”) to Bankrate, Inc. in a transaction that closed on December 21, 2011 (“Disposition Date”). On the Disposition Date and in connection with the Disposition, we changed our name from InsWeb Corporation (“InsWeb”) to Internet Patents Corporation. Since the Disposition Date, our business has consisted of licensing and enforcing a portfolio of patents relating to technology that we developed or acquired.

On the Closing Date, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of November 12, 2014 (the “Merger Agreement”), we completed our acquisition of Prism Technologies, LLC (“Prism”), with Prism becoming our wholly-owned subsidiary (the “Merger”). Prism is a Nebraska limited liability company headquartered in Omaha, Nebraska. Prism has two primary operating subsidiaries: Secure Axcess, LLC, a Texas limited liability company, and Millenium Biologix, LLC, a Nebraska limited liability company. Prism also operates a patent licensing and enforcement business. Prism and its subsidiaries own a portfolio of patents with over 50 issued patents and patent applications in the areas of computer and network security, semiconductors and medical technology. In September 2015, we changed our name to Prism Technologies Group, Inc. to better reflect the operations of the combined companies.

In the Merger, Prism’s former members received an aggregate of $16.5 million in cash and 3.5 million shares of our common stock. Subject to certain conditions, we also agreed to share future revenue related to Prism’s patents with Prism’s former members up to a maximum amount of approximately $49.5 million. Our board of directors and officers and Prism’s officers did not change following the Merger, except that Gregory J. Duman, a manager, executive officer and former member of Prism, was appointed to our board of directors.

Our future revenues, if any, are expected to consist of royalties from licensing our patents and damages for past infringement to our patents. In addition to general and administrative expenses, we expect to incur expenses associated with patent infringement litigation, including contingency fees arrangements with our attorneys and revenue sharing payments to third parties, both of which are typically based on a negotiated percentage of the gross settlement amount or award of money damages.

The accompanying financial statements have been prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

As of December 31, 2015, our cash and cash equivalents totaled $1.8 million and our short-term investments totaled $1.5 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $2.8 million, which are due in 2016. Moreover, we cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. Unless we are able to restructure our long term liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations past the second quarter of 2016. Accordingly, we have initiated discussions with various firms about potential financing alternatives, including a non-recourse financing alternative based on the outcome of specific patent infringement activities. But there can be no assurance that these discussions will be successful. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. In addition, issuance of a significant number of new shares of our common stock could result in an ownership change under Section 382 of the Code, resulting in a substantial reduction in the usability of NOLs. If we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

Reclassifications

Certain reclassifications, which have no effect on previously reported net loss, have been made to the 2014 condensed consolidated statements of operations to conform to the Company’s 2015 financial statement presentation.

2.	Summary of Significant Accounting Policies

Basis of presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, Goldrush Insurance Services, Inc. and Prism. All significant inter-company accounts and transactions have been eliminated in the Consolidated Financial Statements.

The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity is required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made.

Use of estimates

The preparation of financial statements in conformity with generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, cash equivalents and short-term investments

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities greater than three months at the date of purchase, but less than one year, are classified as short-term investments. Cash, cash equivalents and short-term investments are stated at cost, which approximates fair value, given the relatively short duration of the underlying securities.

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

The Company recognizes revenue when (i) persuasive evidence of a contractual arrangement between the Company and the licensee exists, which create legally enforceable rights and obligations, (ii) the license agreement is delivered to the licensee, based upon the point at which control of the license transfers to the licensee, (iii) the price to the licensee is fixed or determinable and represents the amount of consideration to which the Company expects to be entitled to in exchange for transferring the license agreement to a licensee, and (iv) the collectability of consideration to which the Company is entitled to is reasonably assured.

Business Combination Accounting

We account for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Prism’s operating results are included in the Company’s Consolidated Financial Statements from March 26, 2015 (the “Closing Date”). We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Goodwill is measured and recognized as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. At the acquisition date, we measured the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies.  The Company measures the fair values of all noncontractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or liability. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company will record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Prism’s operations are included in the Company’s Consolidated Financial Statements as of the Closing Date. Acquisition related costs associated with a business combination are expensed as incurred.

2.	Summary of Significant Accounting Policies (continued)

Intangible Assets

The fair value amount assigned to each acquired patent asset is being amortized on a straight-line basis, depending on the patent, over a period ranging from 1.5 to 4.5 years, depending on the patent. The amortization period of the entire acquired patent portfolio is a weighted average of 3.7 years and was determined using the estimated life of each patent, which is represented by the period over which 100% of the expected discounted cash flows are received, and then using a weighted average approach based on the value of the patent and the estimated life.

The amortization period of the covenants not to compete with Prism’s officers is three years; the expected term of the agreements.

The Company evaluates the recoverability of its long-lived assets, including intangible assets subject to amortization in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment. ASC 360 requires the recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds fair value. The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying amount of the intangible asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of the assets exists and in estimating future cash flows for any necessary impairment tests. Recoverability of the intangible assets to be held and used is measured by the comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2015, the Company recorded a $23.8 million impairment charge associated with the patent portfolio it acquired from Prism. See Note 7 for further discussion.

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

2.	Summary of Significant Accounting Policies (continued)

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

Concentration of risk—credit

Financial instruments that potentially subject the Company to concentrations of credit risk, as defined by ASC 825, “Financial Instruments,” consist principally of cash, cash equivalents and short-term investments. We deposit are cash, cash equivalents and short-term investments with various domestic financial institutions. Such deposits may exceed federal deposit insurance limits.

The Company’s cash equivalents and investments consist of diversified investment grade securities. Our investment policy limits the amount of credit exposure to investments in any one issue, and we believe no significant concentration of credit risk exists with respect to these investments.

During the years ended December 31, 2015 and 2014, we had no customers or accounts receivable.

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

The Company recognizes compensation costs for stock-based payments to employees and our board of directors, based on their grant-date fair value on a straight-line approach over the service period for which such awards are expected to vest. The fair value of stock options granted pursuant to our 1997 Stock Option Plan and our 2008 Stock Option Plan respectively, is determined using the BSM option-pricing model. The determination of fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the BSM option-pricing model calculation are:

Expected term. The expected term represents the period that our share-based awards are expected to be outstanding. Our expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior.

Expected volatility. We use the trading history of its common stock in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Risk-free interest rate. We base the risk-free interest rate used in the BSM option-pricing model on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

2.	Summary of Significant Accounting Policies (continued)

Expected dividend. We have not paid any cash dividend, nor do we expect to pay future dividends on our capital stock other than the special distribution of $5.00 per share that was paid to our stockholders on March 9, 2012 in conjunction with the Disposition. Therefore, we use a zero value for the expected dividend value factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. When estimating forfeitures, we consider historical voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the BSM option-pricing model calculation and our forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense we recognize.

Income taxes

Under the asset and liability method prescribed under ASC 740, “Income Taxes,” we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2015 and December 31, 2014, we had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect our effective tax rate). We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The carrying value of our deferred tax assets, which was approximately $56.4 million at December 31, 2015, is dependent upon its ability to generate sufficient future taxable income. We have established a full valuation allowance against its net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including its past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or is able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of its deferred tax assets would be realizable.

Net income per share

Basic and diluted net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the denominator used to calculate basic and diluted net loss per share of common stock:

	Year Ended December 31,
(In thousands)	2015	2014

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders:	$(21,643)	$(2,647)

Denominator for net loss per share:
Basic and diluted—weighted average shares of common stock outstanding	9,268	7,655

Potentially dilutive securities are not included in the diluted net income calculation, because we had a net loss from operations, net of tax. There were no antidilutive securities to be included in the calculation above as of December 31, 2015 and December 31, 2014.

Recently Issued Accounting Pronouncements

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet.  Organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  ASU 2015-17 is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted.  The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating ASU 2015-17 to determine the potential impact to its Consolidated Financial Statements and related disclosures.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, ASU 2016-01 (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public business entities, the ASU 2016-01is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating ASU 2016-01 to determine the potential impact to its Consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements (continued)

In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the effects, if any, that the adoption of this guidance will have on our Consolidated Financial Statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Leases: Amendments to the FASB Accounting Standards Codifications (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating ASU 2016-02 to determine the potential impact to its consolidated financial statements and related disclosures.

3.	Acquisition and Purchase Accounting

On March 26, 2015, (“the Closing Date”), the Company completed its acquisition of Prism pursuant to the terms of the Merger Agreement. Prism is a wholly-owned subsidiary of the Company. Prism operates a patent licensing and enforcement business that complemented the Company’s business. Prism was acquired for a purchase price of $58.3 million paid in a combination of cash, stock and potential contingent earn-out payments as discussed further below. We account for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Prism’s operating results are included in the Company’s Consolidated Financial Statements from the Closing Date.

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

Contingent Consideration

The contingent consideration payable to Prism’s former members consists of a share of future revenues related to lawsuits filed by Prism prior to the Closing Date (“Open Suits”). Under the terms of the Merger Agreement, we will retain the first $16.5 million in litigation or settlement proceeds received from Open Suits after closing (the “Sharing Threshold”), less any cash remaining in Prism at the time of closing. Prism’s former members will receive 70% of the litigation and settlement proceeds related to Open Suits in excess of the Sharing Threshold, up to $49.5 million. The contingent consideration is calculated quarterly and payable in the quarter following the period in which it is earned. Payments due for the quarters ended March 31, September 30 and December 31, are subject to 20% retention. The retention payments are due in conjunction with the earn-out payment for December 31.

3.  Acquisition and Purchase Accounting (continued)

The estimated fair values of the Prism purchase price are comprised of the following (in thousands):

Consideration paid on the Closing Date:
Cash payment (portion of $16.5 million cash consideration)	$1,343
Common stock	9,380

Consideration paid after the Closing Date:
Payable to Prism’s former members (remaining portion of $16.5 million cash consideration paid in April, 2015)	15,157
Contingent consideration expected to be paid	49,500
Discount on contingent consideration	(17,089)
$58,291

A portion of the consideration at closing was the issuance of 3,500,000 new shares of our common stock. The closing price-per-share of our common stock on the acquisition date was $2.68.

The fair value of contingent consideration to be paid as of the date of acquisition is calculated based upon the time value of money and the probability assessment in achieving patent proceeds from Open Suits.

Purchase Price Allocation

The Company recognized $0.1 million in goodwill, representing the excess purchase consideration over acquired tangible and intangible assets and liabilities assumed. The goodwill relates to expected synergies and the assembled workforce of Prism.

The acquired intangible assets included a patent portfolio valued, for purchase price allocation purposes, at $59.0 million with a weighted average useful life of 3.7 years and $2.5 million of non-compete agreements with a weighted average useful life of three years.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Closing Date.

(in thousands)

Acquired assets:
Cash and cash equivalents	$369
Intangible assets, net	58,961
Covenant not to compete	2,457
Other assets	61
Goodwill	54
Total assets acquired	61,902
Assumed liabilities:
Notes payable	(3,570)
Accounts payable and other liabilities	(41)
Total liabilities assumed	(3,611)
Total purchase price	$58,291

3.  Acquisition and Purchase Accounting (continued)

Based upon refinements to our accounting estimates, the total purchase price, net of liabilities assumed, was reduced from $60.2 million at March 31, 2015 to $58.3 million at June 30, 2015. The refinements consisted of a decrease in goodwill from $5.1 million to $0.1 million, offset by an increase in intangible assets from $58.3 million to $61.0 million. For the goodwill reduction as of June 30, 2015, the decrease in goodwill resulted from a revision to the revenue base used to calculate the contributory asset charges from a specific year to a range of years, pre and post-merger. In addition, the discount rates for the non-compete agreements and intangible assets were revised. The discount rate for the non-compete agreements increased from 27% to 32% to reflect the three-year term of these agreements. The discount rate for the intangible assets decreased from 37% to a range of 34-35% as a result of evaluating the projected cash flows from individual patents rather than the entire portfolio. The refinements were made based on information available as of the transaction date.

The fair value of the notes payable was determined, using an annual discount rate of 12.0% to discount the notes payable’s payment stream based on management’s assumptions about the risk associated with satisfying the payment obligations, including the fact that certain patents serve as security for the notes.

The Company incurred approximately $0 and $219,000 in acquisition-related expenses for the three months and year ended December 31, 2015, respectively. For the year ended December 31, 2015, $107,000 was related to legal expenses, $83,000 in accounting and valuation expenses and $29,000 in special stockholder meeting expenses. For the three months and year ended December 31, 2014 acquisition related expenses of $718,000 and $983,000 respectively, were recognized for legal expenses, valuation and accounting services. These costs are included in the consolidated statement of operations in general and administrative operating expenses for the three months and year ended December 31, 2014 and 2015.

Acquiree’s YTD Revenue and Net Loss (in thousands)

Year ended December 31, 2015

Total revenues	$700
Net income (loss)	$(1,779)

Pro forma Results of Operations (in thousands, except for per share amounts)

The pro forma results of operations provided below for the three months and year ended December 31, 2015 and 2014 are presented as though the acquisition had occurred at the beginning of the period presented. The pro forma information presented below does not purport to indicate what the Company's results of operations would have been if the acquisition had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends.

	Three months ended December 31,		Year ended December 31,
	2015	2014	2015	2014

Total revenues	$-	$28,200	$700	$28,806
Operating income (loss)	$(5,529)	$2,213	$(22,563)	$(13,260)
Net income (loss)	$(5,763)	$1,905	$(23,759)	$(14,459)
Diluted income (loss) per share	$(0.57)	$0.18	$(2.36)	$(1.30)

4.	Share-Based Payments

In July 1997, our board of directors adopted the 1997 Stock Option Plan (the “1997 Stock Option Plan”) and the Senior Executive Option Plan (the “Executive Plan”). Under the 1997 Stock Option Plan, our board of directors could issue incentive stock options to employees of the Company and its subsidiaries and nonqualified stock options to employees, officers, directors, independent contractors and consultants of the Company and its subsidiaries. Under the Executive Plan, our board of directors could issue nonqualified stock options to employees, officers and directors of the Company and its subsidiaries. Both of these plans terminated in July 2007.

4.	Share-Based Payments (continued)

In November 1998, our board of directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to purchase our common stock through payroll deductions, which may not exceed 15% of the employee’s base salary.

In May 2003, the 1997 Stock Option Plan was amended, with stockholder approval, to provide that each director would receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office.

The 1997 Stock Option Plan provided for an automatic annual increase in the share reserve, to be effective on the first day of each fiscal year, by a number of shares equal to 5% of the number of common shares outstanding as of the last day of the preceding fiscal year. With the expiration of the 1997 Stock Option Plan and the Executive Plan in July 2007, the Company’s board of directors authorized and stockholders approved the 2008 Stock Option Plan in February 2008 (the “2008 Stock Option Plan”). 1,500,000 shares of common stock were authorized for issuance under this plan. Options to purchase an aggregate of 500,000 shares have been granted under the 2008 Stock Option Plan with a contractual term ranging from two to five years.

On July 1, 2015 and 2014, pursuant to the 2008 Stock Option Plan, fully vested options to purchase 5,000 shares of common stock were granted to each of the three non-employee directors with an exercise price of $3.06 and $3.15 respectively. On June 11, 2015, pursuant to the 2008 Stock Option Plan, the Company granted 72,500 performance based stock options, 72,500 service based stock options and 70,000 stock options which vested immediately, to members of the Company’s management. The service based stock options vest 33% after one year and ratably over the next two years. The performance based stock options vest annually, if financial targets are met.

 On June 11, 2015, the Company granted 72,500 performance based stock options, 72,500 service based stock options and 70,000 stock options which vested immediately, to members of management. The service based stock options vest 33% after one year and ratably over the next two years. The performance based stock options vest annually, if financial targets are met.

As of December 31, 2015, there was $173,000 in unrecognized compensation cost for all stock options outstanding under the Company’s stock option plans. A portion of the unrecognized compensation cost relates to options to purchase 500,000 shares of common stock granted to five executive officers of Prism under employment agreements executed in connection with the Merger. The exercise price of all of the options granted to the executive officers of Prism is $2.68. One-half of the options granted to each such executive officer is serviced based and vest as follows: (i) 33.33% will vest upon the first anniversary of the first date of employment, and (ii) 1/24 of the remaining 66.67% will vest at the end of each of the 24 months following such anniversary, so long as the individual remains employed pursuant to the terms of his or her employment agreement.

The remaining one-half of the options granted to the executive officers of Prism are performance based and vest as follows: (i) 33.33% will vest upon the first anniversary of the first date of employment based on achievements measured against financial targets for such period; (ii) 33.33% will vest upon the second anniversary of the first date of employment based on achievements measured against financial targets for the second year of employment; and (iii) 33.34% will vest upon the third anniversary of the first date of employment based on achievements measured against financial targets for the third year of employment. The employee must remain employed for the service based and performance based options to vest; however, all unvested options will immediately vest upon: (A) termination of such person’s employment without good cause; or (B) the occurrence of a change of control as defined in such person’s employment agreement.

For the performance based options noted above, in accordance with ASC 718 “Compensation – Stock Compensation,” a performance condition must be met for the award to vest and compensation cost will be recognized only if the performance condition is satisfied. The performance based option vesting criteria uses a tiered vesting structure between 0% to 100% based upon a comparison of annual licensing and enforcement outcomes to an annual target approved by the Company’s board of directors. The 2016 and 2017 financial targets have not been set by the Company’s board of directors, therefore the fair value of the performance based options will be recognized as zero. When we are able to assess the probability of achieving target levels, the fair value will be calculated at that time. For the 2015 financial target, we determined that 60% of the financial target has been achieved in accordance with the tiered vesting structure and under the terms of the grant agreement and therefore 50% of the 2015 performance based options have been vested as of December 31, 2015.

The Company has reserved common shares for issuance in conjunction with the issuance of options underlying the Company’s stock option plans.

4.	Share-Based Payments (continued)

Options outstanding and exercisable at December 31, 2015 are as follows:

			Options Outstanding		Options Currently Exercisable
Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Number Outstanding	Weighted Average Exercise Price
(in thousands, except contractual life and exercise price amounts)
$2.68	-	$2.68	500	4.23	46	$2.68
$2.76	-	$2.76	215	4.44	84	2.76
$3.06	-	$7.22	50	3.20	50	3.65
			765	4.22	180	$2.99

Share-based compensation expense resulting from stock options for the years ended December 31, 2015 and 2014 were included in income in the amount of $147,000 and $21,000, respectively.

The fair value of share-based awards granted pursuant to the Company’s stock option plans was estimated using the BSM option-pricing model with the following weighted average assumptions for the years ended December 31, 2015 and 2014:

	Year Ended December 31
	2015	2014

Expected term (in years)	3.0	3.0
Expected volatility	0.37	0.68
Risk-free interest rate	1.00%	0.90%
Expected dividend	—	—
Weighted-average fair value at grant date	$0.71	$1.42

The following table summarizes the Company’s stock option activity for the year ended December 31, 2015:

(in thousands, except exercise price amounts and contractual term)	Options Available for Grant	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
Balances, December 31, 2014	1,110	118		$5.89
Additional shares reserved	131	—		—
Granted	(730)	730		$2.71
Canceled/forfeited	83	(83)		$6.62
Balances, December 31, 2015	594	765	4.23	$2.77
Vested and expected to vest		711	4.23	$2.77
Exercisable as of December 31, 2015		174	4.04	$3.00

4.	Share-Based Payments (continued)

As of December 31, 2015, there were 585,000 unvested options. There were no unvested options at December 31, 2014.

There was no aggregate intrinsic value of options outstanding and exercisable at December 31, 2015 and 2014. Aggregate intrinsic value represents the total intrinsic value (the aggregate difference between the closing stock price of our common stock of $1.02 and $2.78 on December 31, 2015 and 2014, respectively and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on December 31, 2015 and 2014, respectively. There were no options exercised for the years ended December 31, 2015 and 2014. The weighted-average remaining contractual terms of options outstanding and exercisable at December 31, 2015 and 2014 were 4.04 and 1.82 years, respectively.

No options were exercised and no cash was received from stock option exercises and purchases under the Purchase Plan for December 31, 2015 and 2014.

5.	Fair Value Measurements

The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,613	$1,613	$—	$—
Short-term investments	1,494	1,494	—	—
Restricted cash equivalents	600	600
Total assets at fair value	$3,707	$3,707	$—	$—

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$22,600	$22,600	$—	$—
Short-term investments	1,494	1,494	—	—
Restricted cash equivalents	800	800
Total assets at fair value	$24,894	$24,894	$—	$—

Cash equivalents, short-term investments and restricted cash equivalents include certificates of deposit, money market deposit accounts and money funds. The carrying value of these cash equivalents, short-term investments and restricted cash equivalents approximate fair value. For these securities, we use quoted prices in active markets for identical assets to determine their fair value and are considered to be Level 1 instruments.

6.	Consolidated Financial Statement Details

Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2015	2014
Cash	$143	$537
Money market deposit accounts	1,556	22,549
Money market funds	57	51
	$1,756	$23,137

 The Company accounts for its short-term investments under ASC 320, “Investments - Debt and Equity Securities.” Management determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. We had short-term investments of $1.5 million at December 31, 2015 and $1.5 million at December 31, 2014.

At December 31, 2015, the contractual maturities of our investment portfolio are less than one year. The gains and losses from the sale of available-for-sale securities have not been significant to date.

Restricted cash equivalents

As of December 31, 2015 and December 31, 2014, restricted cash equivalents consisted of $0.6 million and $0.8 million each, respectively. A portion of the cash equivalents is used as collateral for a letter of credit of the same amount, which secures our remaining rent obligations under the office space lease for our former corporate headquarters.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2015	2014
Prepaid legal	$452	$109
Prepaid insurance	144	30
Prepaid rent	37	1
Other	6	3
	$639	$143

6.	Consolidated Financial Statement Details (continued)

Property and equipment

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2015	2014
Computer and office equipment	$35	$35
Furniture and fixtures	360	360
Leasehold improvements	23	23
Software	23	23
	441	441
Less accumulated depreciation	(441)	(441)
	$—	$—

Depreciation expense was $0 and $1,000 for the years ended December 31, 2015 and 2014, respectively.

Other Assets

Prism owns several life insurance policies (also referred to as “life settlement contracts”). These life settlement contracts were part of the assets we acquired in the Merger. A life settlement contract is the payment of cash to an insured in return for an assignment of ownership or beneficial interest in, and the right to receive the value of, a life insurance policy upon the death of the insured. As the beneficial owner of the policies, we are required to pay the premiums to prevent a lapse. In 2015, the Company and Prism paid $51,000 in premiums on these life settlement contracts and anticipates paying $51,000 for each of the five succeeding fiscal years to keep the life settlement contracts in force.

Life settlement contracts are preliminarily recorded at cash surrender value, with premium payments expensed as incurred. The policies are not subject to amortization; however, we analyze the carrying value for the impairment annually. Based upon our analysis, no impairment was noted for the three months and year ended December 31, 2015.

Life settlement contracts consist of the following at December 31, 2015 (in thousands):

December 31, 2015
Number of individual life insurance policies held	6
Aggregate face/maturity value of all policies	$2,200
Cash surrender value of all policies	$58

Intangible Assets

Intangible assets, net, include the following amounts (in thousands):

December 31, 2015
Goodwill	$54
Patent portfolio	35,819
Covenant not to compete	1,752
37,625
Accumulated amortization patent portfolio	(12,249)
Accumulated amortization covenant not to compete	(628)
Total goodwill and other intangible assets	$24,748

Goodwill, the excess of the purchase price paid to former members of Prism over the fair market value of the net assets acquired, in the amount of $0.5 million was recorded as of the Closing Date. We did not have goodwill prior to the acquisition of Prism.

Intangible Assets (continued)

Acquisition-related intangible assets are amortized using the straight-line method over their estimated economic lives from 3 to 4.5 years. As of December 31, 2015, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.87 years.

As of December 31, 2015, future amortization of acquisition-related intangibles that will be recorded in the Consolidated Statement of Operations is estimated as follows (in thousands):

Year Ended December 31,
2016	$8,729
2017	8,729
2018	6,421
2019	815
2020	—
Thereafter	—
Total	$24,694

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Accrued lease obligations (see Note 8)	$194	$194
Other	—	—
	$194	$194

During the year ended December 31, 2013, we discontinued using our corporate headquarters facility in Rancho Cordova, California and subleased the entire premises to an unrelated business for the remainder of our lease term. In evaluating our continuing lease obligations for this facility, we must make assumptions regarding the estimated future sublease income relative to this facility. These estimates and assumptions are affected by area-specific conditions such as new commercial development, market occupancy rates and future market prices. As a result of the current conditions in the real estate market where our property is located and the inherent risks associated with our sub-lessee, we recorded a charge of $606,000 in the year ended December 31, 2013, representing the difference between our lease obligations and broker fees associated with this facility and the sub-lease income we expect to receive through February 2017, the expiration of our leasehold interest. Also included in the charge is an impaired asset for leasehold improvements of $14,000. The charge was offset by the unamortized portion of deferred rent, as rent expense was recognized on a straight-line base over the life of the lease. We recorded this charge in the statement of operations in general and administrative expenses. If this estimate or the related assumptions change in the future, we may be required to record a charge to increase our existing accrual.

Notes payable

As part of the Merger, we assumed $3.6 million in two discounted non-interest bearing notes payable, due in four semi-annual installments of $1,000,000 from June 2015 to December 2016. The notes include imputed interest of 12.0% recognized as interest expense, based on management’s assumptions about the risk associated with satisfying the payment obligations, including the fact that certain patents serve as security for the notes.

The aggregate maturities of the notes payable as of December 31, 2015 are as follows (in thousands):

Year Ending December 31,
2016the Company	$3,000
Less imputed interest	(162)
Fair Value	$2,838

The installment payment due on December 31, 2015 was deferred to June 30, 2016 with the consent of the note holder.

Stockholders’ Equity—Negotiated Common Stock Repurchases with Related Parties and Others

On November 21, 2014 and November 25, 2014, the Company entered into stock purchase agreements with two significant Company stockholders, an affiliate of the significant stockholders and a stockholder and certain of his affiliates, pursuant to which we agreed to repurchase an aggregate of 1,178,264 shares of our common stock at a price of $3.00 per share, for a total purchase price of $3,534,792. The purchase of such shares was completed on December 1, 2014.The $3.00 per share price was consistent with the stock price for the two-week period prior to the announcement of the Merger.

On December 8, 2014, one of the Company’s directors purchased 110,000 shares of our common stock from a significant Company stockholder at a price of $3.00 per share, for a total purchase price of $330,000.

7.	Impairment of long-lived assets

On the Closing Date, the Company completed its acquisition of Prism pursuant to the terms of the Merger Agreement. Prism was acquired for a purchase price of $58.3 million paid in a combination of cash, stock and potential contingent earn-out payments as discussed further below.

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

As a result of adverse litigation events in the fourth quarter of 2015, the Company reassessed the recoverability of the asset recorded in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this asset to its carrying amount. Based on this evaluation, the Company determined that the acquired asset was impaired, as the carrying value of the asset was in excess of fair value, and therefore recorded impairment charges of $23.8 million in 2015. As a result of the recorded impairment charges, the carrying value of the covenant not to compete and the patent portfolio were decreased by $0.7 million and $22.7 million, respectively. The fair value of the acquired asset was based on estimated future cash flows to be generated from the patent portfolio to be received from Prism by the Company, discounted using a rate commensurate with the risk involved.

Also, as a result of the lower than forecasted revenues, the Company reassessed the contingent consideration liability in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this liability to its carrying amount on the balance sheet as of December 31 2015. As a result of the lower than forecasted undiscounted cash flows, $19.9 million was included in Other Income, Net in the Condensed Consolidated Statements of Income. This represented the difference between the contingent consideration as of the acquisition date and accrued imputed interest compared to the contingent consideration expected to be paid, based upon the estimated future undiscounted cash flows expected to be generated.

7.	Impairment of long-lived assets (continued)

We also reassessed the contingent consideration liability in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this liability to its carrying amount. As a result of the lower than forecasted revenues, the fair value of the contingent consideration liabilities were adjusted based upon the revised cash flows on the balance sheet as of December 31, 2015 by $19.9 million.

8.	Commitments and Contingencies

Leases

We have a non-cancelable 24 month lease through May 15, 2017 for approximately 1,300 square feet of office space in Folsom, California, which is currently our corporate headquarters. We also have a non-cancelable sixty month lease for approximately 2,500 square feet of combined office space in Omaha, Nebraska.

We have a non-cancelable five-year full-service lease through February 14, 2017 for approximately 16,000 square feet of office space in Rancho Cordova, California, that housed our headquarters until May 2013. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, we subleased this space for the remainder of our term. The monthly sublease rent is less than our rent obligation to the landlord. As of December 31, 2015, we expect to receive $159,000 from the sub-lessee for the remainder of our lease.

Until expiration of the lease in September 2014, we also leased approximately 10,000 square feet of office space in San Francisco, California. This facility was fully subleased to two tenants.

Future minimum lease commitments as of December 31, 2015 are summarized as follows (in thousands):

Years ending December 31,	Future minimum lease commitments
2016	$434
2017	105
$539

Rent expense, net of sub-lease income and amortization of accrued lease obligations, for the years ended December 31, 2015 and 2014 was $88,000 and $12,000, respectively.

Future minimum sub-lease payments expected to be received as of December 31, 2015 are summarized as follows (in thousands):

Years ending December 31,	Future minimum sub- lease payments
2016	$136
2017	23
$159

Litigation

In the ordinary course of business, we are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with our patent enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorneys’ fees and/or expenses to defendant(s) in the action, which could be material and, if required to be paid by us or our operating subsidiaries, could materially harm our operating results and our financial position.

8.           Commitments and Contingencies (continued)

On March 19, 2015, Maxim Group LLC (“Maxim”) sent Prism a letter demanding payment of a fee under an Advisory Agreement dated September 19, 2013 (the “Advisory Agreement”). Prism rejected the demand and on April 10, 2015, Maxim filed a Statement of Claim with the Financial Industry Regulatory Authority (“FINRA”) to initiate arbitration of the dispute. In the Statement of Claim, Maxim alleges that Prism is liable for payment to Maxim of a percentage of the Merger consideration as an advisory fee under the Advisory Agreement. Prism has answered the Statement of Claim and contested FINRA’s jurisdiction. However, Prism also filed a declaratory judgment action in Nebraska state district court seeking a declaration that the Advisory Agreement is void, no advisory fee is owed and staying the FINRA arbitration proceeding. In the Nebraska state district court action Prism argues that: (i) Maxim did not introduce Prism to the Company and Prism did not seek Maxim’s assistance with the Merger; (ii) Maxim was not registered as an investment advisor and cannot charge an advisory fee; and (iii) the advisory fee demanded by Maxim is grossly excessive under applicable law. On August 8, 2015, the Nebraska state district court denied our motion to stay, and an appeal has been made to the Nebraska Court of Appeals. While the appeal was pending, on April 6, 2016 the FINRA arbitration panel awarded Maxim $357,000, plus 9% interest from the date of the closing of the Merger. Prism has 30 days to decide whether to petition a federal court to vacate the award. Although the arbitration award to Maxim would be paid by the Company, it relates to a pre-Merger dispute and would reduce the maximum earnout payable to Prism’s former security holders. The Company recognized $382,000 in operating expenses for the year ended December 31, 2015, which includes both the award and accrued interest from the date of closing until December 31, 2015.

9.	Income Taxes

The components of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2015	2014
Net operating loss carryforwards	$48,261	$46,872
Tax credit carry forwards	981	981
Accruals and allowances	507	205
Depreciation and amortization	6,593	332
Other	20	34
Total deferred tax asset	56,362	48,424

Less valuation allowance	(56,362)	(48,424)
Net deferred tax asset	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we recorded a valuation allowance against its deferred tax asset. The valuation allowance recorded for the year ended December 31, 2015 increased by $7,938,000 and for the year ended December 31, 2014 increased by $1,032,000.

For tax return purposes, we had net operating loss carryforwards at December 31, 2015 of approximately $149.8 million and $24.2 million for federal income tax and state income tax purposes, respectively. Federal net operating loss carryforwards begin expiring in 2019. State net operating loss carryforwards began expiring in 2015. We also had federal research and development credits of approximately $0.7 million which will begin expiring in 2018, and a federal alternative minimum tax credit of approximately $0.5 million, which does not expire.

We did not recognize any income tax expense or benefit for the years ended December 31, 2015 and 2014, due to the Company incurring losses in these years.

The effective tax rate for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2015	2014
Federal tax at statutory rate	34.0%	34.0%
State taxes	5.8%	5.8%
Other	(2.9)%	(0.7)%
Adjustment due to change in valuation allowance	(36.9)%	(39.1)%
	(0.0)%	(0.0)%

9.	Income Taxes (continued)

In 2015 and 2014, the federal statutory rate is 34% as this is the rate at which the Company expects to realize its deferred tax assets in the future.

Under the asset and liability method prescribed under ASC 740, “Income Taxes,” we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2015 and December 31, 2014, we had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively, ($0.1 million of which, if recognized, would affect our effective tax rate). We do not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014
Balance at January 1	$300	$300
Increase (decrease) related to prior year tax positions	—	—
Increase (decrease) related to current year tax positions	—	—
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—
Balance at December 31	$300	$300

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of income tax expense. We did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2015 and 2014, due to immateriality.

The Company’s files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal and state examination for tax years 1999 through 2014, due to unutilized net operating losses and research credits. On July 11, 2013 the Company was informed by the Department of the Treasury that the 2011 tax year would be subject to examination. On April 10, 2014, the Internal Revenue Service notified the Company that its audit of the Company’s returns for tax year 2011 had been completed. The IRS made no changes to the Company’s reported income taxes.

10.	Other Income

The Company recognized other income in 2015 and 2014 in the amount of $19.9 million and $30,000, respectively. As a result of adverse litigation events in the fourth quarter of 2015, the Company reassessed the contingent consideration liability in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this liability to its carrying amount on the balance sheet as of December 31 2015. As a result of the lower than forecasted undiscounted cash flows, the Company recorded $19.9 million as Other Income. Other Income for 2015 and 2014 also consisted of interest earned on our investment portfolio of cash, cash equivalents and short-term investments of $14,000 and $30,000 respectively. We expect that Other Income will consist entirely of returns received from our investment portfolio in the near future, which will be negligible given the conservative nature of our investment policy and the current economic conditions in the United States.

11.	Subsequent Event

As noted in Item 3, Legal Proceedings, on April 6, 2016 an arbitration panel awarded Maxim $357,000, plus 9% interest from the date of the closing of the Merger. The arbitration related to a dispute concerning an advisory agreement between Maxim and our subsidiary, Prism Technologies, LLC. Prism has 30 days to decide whether to petition a federal court to vacate the award. Although the arbitration award to Maxim would be paid by the Company, it relates to a pre-Merger dispute and would reduce the maximum earnout payable to Prism’s former security holders. The Company recognized $382,000 in operating expenses for the year ended December 31, 2015, which includes both the award and accrued interest from the date of closing until December 31, 2015.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b)

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, and under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation using criteria established in Internal Control – Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

(c)

Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information that will be included therein is incorporated in this report by reference.

Item 10.  Directors and Executive Officers and Corporate Governance.

The information required by this Item 10 with respect to our management is incorporated by reference to information set forth in our definitive proxy statement under the heading “Management.”

The information required by this Item 10 with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to information set forth in our definitive proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this Item 10 with respect to our code of ethics is incorporated by reference to information set forth in our definitive proxy statement under the heading “Proposal No. 1 – Election of Directors – Committee Charters and other Corporate Governance Materials.”

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated by reference to information set forth in our definitive proxy statement under the heading “Executive Compensation and Other Matters.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to information set forth in our definitive proxy statement under the heading “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to information set forth in our definitive proxy statement under the heading “Certain Relationships and Related Transactions, and Director Independence.”

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to information set forth in our definitive proxy statement under the heading “Principal Accounting Fees and Services.”

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

3.            Exhibits:

Reference is made to the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2016.

PRISM TECHNOLOGIES GROUP, INC.

By:	/s/ HUSSEIN A. ENAN
Hussein A. Enan
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 14, 2016
Hussein A. Enan

/s/ STEVEN J. YASUDA	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	April 14, 2016
Steven J. Yasuda

/s/ JAMES M. CORROON	Vice Chairman of the Board	April 14, 2016
James M. Corroon

/s/ DENNIS H. CHOOKASZIAN	Director	April 14, 2016
Dennis H. Chookaszian

/s/ GREGORY J. DUMAN	Director	April 14, 2016
Gregory J. Duman

/s/ THOMAS W. ORR	Director	April 14, 2016
Thomas W. Orr

PRISM TECHNOLOGIES GROUP, INC.

EXHIBITS TO FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2015

Exhibit Number	Description of Document	Method of Filing

2.1	Asset Purchase Agreement between the Company and Bankrate, Inc. dated as of October 10, 2011.	Filed as Exhibit 2.1 to registrant’s Form 8-K filed on October 12, 2011.

2.2	Agreement of Plan of Merger among the Company, Strategic Concepts Acquisition Corp., Prism Technologies, LLC, and Gregory J. Duman, dated as of November 11, 2014.	Filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-4 filed on December 30, 2014.

3.1

Restated Certificate of Incorporation of the Company, as amended by (a) the Certificate of Amendment of Certificate of Incorporation of the Company, dated December 18, 2001, (b) the Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, dated November 23, 2011, (c) the Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated December 21, 2011, (d) the first Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 12, 2013, and (e) the second Certificate of Amendment of Restated Certificate of Incorporation of the Company dated March 12, 2013.

Filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-4 filed on December 30, 2014.

3.3	Bylaws of the Company.	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed on May 7, 1999.

3.4	Amendment to Article X of the Bylaws of the Company, adopted by the Board of Directors on February 2, 2011.	Filed as Exhibit 3.1 to registrant’s Form 8-K filed on February 7, 2011.

4.1	Section 382 Rights Agreement, dated as of November 23, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.	Filed as Exhibit 4.1 to registrant’s Form 8-A filed on November 25, 2011.

10.1*	Form of Indemnity Agreement between the Company and the Company’s directors and officers.	Filed as Exhibit 10.1 to registrant’s Form S-1/A filed on July 21, 1999.

10.2*	1997 Stock Option Plan	Filed as Exhibit 10.2 to registrant’s Form S-1/A filed on July 21, 1999.

10.3*	1999 Employee Stock Purchase Plan.	Filed as Exhibit 10.3 to registrant’s Form S-1 filed on May 7, 1999.

10.4*	2008 Stock Option Plan.	Included in registrant’s definitive proxy statement on Schedule 14A filed on February 15, 2008.

10.5*	Executive Retention and Severance Plan Amended and Restated as of December 22, 2008.	Filed as Exhibit 10.16 to registrant’s Form 10-K filed on March 31, 2009.

10.6	Office Lease between MSCP Capital Center Investors, LLC, as Landlord, and the Company, as Tenant, dated as of December 10, 2010.	Filed as Exhibit 99.1 to registrant’s Form 8-K filed on December 28, 2010.

10.7	First Lease Amendment between MSCP Capital Center Investors, LLC, as Landlord, and the Company, as Tenant, dated as of December 22, 2011.	Filed as Exhibit 10.26 to registrant’s Form 8-K filed on December 28, 2011.

10.8	Employment Agreement between the Company and Gregory J. Duman dated March 20, 2015.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed on March 30, 2015.

10.9	Non-competition agreement between the Company and Gregory J. Duman dated March 20, 2015.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed on March 30, 2015.

The Company’s Code of Business Conduct and Ethics.

14.1		Filed as Exhibit 14.1 to registrant’s Form 10-K filed on March 29, 2004.

21.1	Subsidiaries of Company.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Fled herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101	Extensible Business Reporting Language (XBRL)**

*	Constitutes a management contract or a compensatory plan or arrangement.
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.