Form 10-Q
period 2016-03-31
Prism Technologies Group, Inc.
filed 2016-05-13
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on April 30, 2016 were 10,073,688 shares.

FORM 10-Q

PRISM TECHNOLOGIES GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$2,456	$1,756
Short-term investments	-	1,494
Restricted cash equivalents	400	600
Prepaid expenses and other current assets	615	639
Total current assets	3,471	4,489

Intangible assets	22,512	24,694
Goodwill	54	54
Other assets	63	63
Total assets	$26,100	$29,300

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$371	$267
Accrued expenses	594	575
Accrued contingent consideration, current	3,548	3,525
Notes payable, current	2,921	2,838
Total current liabilities	7,434	7,205

Accrued contingent consideration, non-current	9,767	9,704
Accrued lease obligation, non-current	-	49
Income tax liability	101	101
Other liabilities	45	45
Total liabilities	17,347	17,104

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock	15	15
Paid-in capital	231,313	231,294
Treasury stock	(10,323)	(10,323)
Accumulated deficit	(212,252)	(208,790)
Total stockholders’ equity	8,753	12,196
Total liabilities and stockholders’ equity	$26,100	$29,300

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Total revenues	$-	$-

Operating expenses:
General and administrative	1,112	608
Depreciation and amortization	2,182	353
Total operating expenses	3,294	961
Loss from operations	(3,294)	(961)
Other income	2	6
Interest expense	(170)	(21)
Net loss before income taxes	(3,462)	(976)
Income tax benefit	-	-
Net loss	$(3,462)	$(976)

Net loss per share:
Basic and diluted	$(0.34)	$(0.14)

Shares used in computing net loss per share:
Basic and diluted	10,074	6,807

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(3,462)	$(976)
Comprehensive loss	$(3,462)	$(976)

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,462)	$(976)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19	2
Depreciation and amortization	2,182	353
Imputed interest expense on contingent consideration	86	-
Imputed interest expense on notes payable	83	-
Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	24	30
Accounts payable	104	(420)
Accrued expenses and other current liabilities	(30)	(18)
Net cash used in operating activities	(994)	(1,029)

Cash flows from investing activities:
Purchase of Prism LLC, net of cash acquired	-	(1,012)
Redemptions of short-term investments	1,494	-
Redemptions of restricted cash equivalents	200	-
Net cash provided by (used) in investing activities	1,694	(1,012)

Net increase (decrease) in cash and cash equivalents	700	(2,041)
Cash and cash equivalents, beginning of period	1,756	23,137
Cash and cash equivalents, end of period	$2,456	$21,096

Supplemental disclosures of cash flow information and non-cash transactions:

In connection with its acquisition of Prism, the Company assumed liabilities and issued common stock as follows:

Cash paid for acquisition as of March 31, 2015	$1,343
Payable to former Prism LLC shareholders	15,157
Contingent consideration	34,338
Issuance of common stock	9,380
Value of net assets acquired	$60,218

Liabilities assumed	$3,605

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business of Prism Technologies Group, Inc.

Prism Technologies Group, Inc. (also referred to as “Company”, “we”, “our” or “us”) was originally incorporated in California in February 1995 and re-incorporated in Delaware in October 1996.The mailing address of our headquarters is 101 Parkshore Drive, Suite 100, Folsom, CA 95630, and the telephone number at that location is (916) 932-2860. Our principal website is www.przmgroup.com.

On March 26, 2015 (the “Closing Date”), pursuant to the terms of that certain Agreement and Plan of Merger, dated as of November 12, 2014 (the “Merger Agreement”), we completed our acquisition of Prism Technologies, LLC (“Prism LLC”), with Prism becoming our wholly-owned subsidiary (the “Merger”). Prism LLC is a Nebraska limited liability company headquartered in Omaha, Nebraska. Prism LLC has two primary operating subsidiaries: Secure Axcess, LLC, a Texas limited liability company and Millenium Biologix, LLC, a Nebraska limited liability company. Prism LLC also operates a patent licensing and enforcement business. Prism LLC and its subsidiaries own a portfolio of patents with over 50 issued patents in the areas of computer and network security, semiconductors and medical technology. In September 2015, we changed our name to Prism Technologies Group, Inc. to better reflect the operations of the combined companies.

2. Basis of Presentation

The consolidated financial statements include the accounts of Prism Technologies Group, Inc. and its wholly-owned subsidiaries, Goldrush Insurance Services, Inc. and Prism Technologies LLC. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2016 and the results of operations for the three months ended March 31, 2016 and 2015 and of cash flows for the three months ended March 31, 2016 and 2015. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any future period.

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

As of March 31, 2016, our cash and cash equivalents totaled $2.5 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $2.8 million, which are due in 2016. Moreover, we cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. Unless we are able to restructure our long term liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations past the second quarter of 2016. Accordingly, we have initiated discussions with various firms about potential financing alternatives, including a non-recourse financing alternative based on the outcome of specific patent infringement activities. But there can be no assurance that these discussions will be successful. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. In addition, issuance of a significant number of new shares of our common stock could result in an ownership change under Section 382 of the Code, resulting in a substantial reduction in the usability of NOLs. If we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Basis of Presentation (continued)

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. We believe the disclosures in its notes to the condensed consolidated financial statements are adequate to make the information presented not misleading. We have evaluated subsequent events through the time of filing these financial statements. Based upon the evaluation, there was no material impact on the accompanying condensed consolidated financial statements.

Reclassifications

Certain reclassifications, which have no effect on previously reported net loss, have been made to the 2015 condensed consolidated balance sheets to conform to our 2016 financial statement presentation.

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

Business Combination Accounting

We account for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Prism LLC’s operating results are included in the Company’s Consolidated Financial Statements from March 26, 2015 (the “Closing Date”). We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Goodwill is measured and recognized as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. At the acquisition date, we measured the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies.  The Company measures the fair values of all noncontractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or liability. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company will record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Prism’s operations are included in the Company’s Consolidated Financial Statements as of the Closing Date. Acquisition related costs associated with a business combination are expensed as incurred.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Intangible Assets

The fair value amount assigned to each acquired patent asset is being amortized on a straight-line basis over a period ranging from 1.5 to 4.5 years, depending on the patent. The amortization period of the entire acquired patent portfolio is a weighted average of 3.7 years and was determined using the estimated life of each patent, which is represented by the period over which 100% of the expected discounted cash flows are received, and then using a weighted average approach based on the value of the patent and the estimated life.

The amortization period of the covenants not to compete with Prism LLC’s officers is 3 years; the expected term of the agreements.

The Company evaluates the recoverability of its long-lived assets, including intangible assets subject to amortization in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment. ASC 360 requires the recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds fair value. The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying amount of the intangible asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of the assets exists and in estimating future cash flows for any necessary impairment tests. Recoverability of the intangible assets to be held and used is measured by the comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2015, the Company recorded a $23.8 million impairment charge associated with the patent portfolio it acquired from Prism LLC. No further indicators were identified requiring further impairment in 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our condensed Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

On January 9, 2015, the FASB unanimously voted to approve Accounting Standards Update (ASU) 2015-01, which eliminates the concept of extraordinary items in an entity’s income statement. The changes in ASU 2015-01 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this standard did not have a material effect on the Company.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU 2015-15, which clarified that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015, and will require retrospective application. Early adoption is permitted. The adoption of this standard did not have a material effect on the Company.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2016. The adoption of this standard did not have a material effect on the Company.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recent Accounting Pronouncements (continued)

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, ASU 2016-01 (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public business entities, the ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating ASU 2016-01 to determine the potential impact to its Consolidated Financial Statements and related disclosures.

In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of this standard did not have a material effect on the Company.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Leases: Amendments to the FASB Accounting Standards Codifications (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating ASU 2016-02 to determine the potential impact to its Consolidated Financial Statements and related disclosures.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Acquisition and Purchase Accounting

On the Closing Date, the Company completed its acquisition of Prism LLC pursuant to the terms of the Merger Agreement. Prism LLC was acquired for a purchase price of $58.3 million paid in a combination of cash, stock and potential contingent earn-out payments as discussed further below.

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

Contingent Consideration

The contingent consideration payable to Prism LLC’s former members consists of a share of future revenues related to lawsuits filed by Prism LLC prior to the Closing Date (“Open Suits”). Under the terms of the Merger Agreement, we will retain the first $16.5 million in litigation or settlement proceeds received from Open Suits after closing (the “Sharing Threshold”), less any cash remaining in Prism LLC at the time of closing. Prism LLC’s former members will receive 70% of the litigation and settlement proceeds related to Open Suits in excess of the Sharing Threshold, up to $49.5 million.

As of the Closing Date, the estimated fair values of the Prism LLC purchase price is comprised of the following (in thousands):

Consideration paid on the Closing Date:
Cash payment (portion of $16.5 million cash consideration)	$1,343
Common stock	9,380

Consideration paid after the Closing Date:
Payable to former Prism LLC shareholders (remaining portion of $16.5 million cash consideration paid in April, 2015)	15,157
Contingent consideration expected to be paid	49,500
Discount on contingent consideration	(17,089)
$58,291

Purchase Price Allocation

The Company recognized of $0.1 million in goodwill, representing the excess purchase consideration over acquired tangible and intangible assets and liabilities assumed. The goodwill relates to expected synergies and the assembled workforce of Prism LLC.

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

Management determined the fair value of intangible assets based on a number of factors, including a third-party valuation, utilizing the income approach in conjunction with discussions with Prism LLC’s management and certain forecasts prepared by Prism LLC. The rate utilized to discount net cash flows to their present values was approximately 32% for the non-compete agreements and a range of 34-35% for the patent portfolio. The discount rates were determined using a weighted-average cost of capital which incorporated a number of factors which included the risk-free rate, the market premium, a company size premium and a company-specific premium for the non-compete agreements. In addition, for the patent portfolio, there was an additional premium applied.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at December 31, 2015.

(in thousands)

Acquired assets:
Cash and cash equivalents	$369
Intangible assets, net	58,961
Covenant not to compete	2,457
Other assets	61
Goodwill	54
Total liabilities assumed	61,902

Assumed liabilities:
Notes payable	(3,570)
Accounts payable and other liabilities	(41)
Total liabilities assumed	(3,611)

Total purchase price	$58,291

Based upon refinements to our accounting estimates, the total purchase price, net of liabilities assumed, was reduced from $60.2 million at March 31, 2015 to $58.3 million at June 30, 2015. The refinements consisted of a decrease in goodwill from $5.1 million to $0.1 million, offset by changes to intangible assets from $58.3 million at March 31, 2015 to $61.0 million at June 30, 2015 and to $59.0 million at December 31, 2015. For the goodwill reduction as of June 30, 2015, the decrease in goodwill resulted from a revision to the revenue base used to calculate the contributory asset charges from a specific year to a range of years, pre and post-merger. In addition, the discount rates for the non-compete agreements and intangible assets were revised. The discount rate for the non-compete agreements increased from 27% to 32% to reflect the three year term of these agreements. The discount rate for the intangible assets decreased from 37% to a range of 34-35% as a result of evaluating the projected cash flows from individual patents rather than the entire portfolio. The refinements were made based on information available as of the transaction date.

As a result of adverse litigation events in the fourth quarter of 2015, the Company reassessed the recoverability of the asset recorded in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this asset to its carrying amount. Based on this evaluation, the Company determined that the acquired asset was impaired, as the carrying value of the asset was in excess of fair value, and therefore recorded impairment charges of $23.8 million in 2015. As a result of the recorded impairment charges, the carrying value of the covenant not to compete and the patent portfolio were decreased by $0.7 million and $22.7 million, respectively. The fair value of the acquired asset was based on estimated future cash flows to be generated from the patent portfolio to be received from Prism LLC by the Company, discounted using a rate commensurate with the risk involved.

The Company incurred approximately $0 and $92,000 in acquisition-related expenses for the three months ended March 31, 2016 and 2015, respectively. These costs are included in the consolidated statement of operations in general and administrative operating expenses for the three months ended March 31, 2015.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Acquisition and Purchase Accounting (continued)

Pro forma Results of Operations

The pro forma results of operations provided below for the three months ended March 31, 2015 are presented as though the acquisition had occurred at the beginning of the period presented. The pro forma information presented below does not purport to indicate what the Company's results of operations would have been if the acquisition had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends.

Three months ended March 31,
2015

Total revenues	$-
Operating loss	$(961)
Net loss	$(976)
Diluted loss per share	$(0.14)

4.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of March 31, 2016 (in thousands):

	March 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,609	$1,609	$—	$—
Short-term investments	-	-	—	—
Restricted cash equivalents	400	400
Total assets at fair value	$2,009	$2,009	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,613	$1,613	$—	$—
Short-term investments	1,494	1,494
Restricted cash equivalents	600	600	—	—
Total assets at fair value	$3,707	$3,707	$—	$—

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Restricted Cash Equivalents and Short-Term Investments

As of March 31, 2016 and December 31, 2015, restricted cash equivalents consisted of $0.4 million and $0.6 million respectively. A portion of the cash equivalents is used as collateral for a letter of credit of the same amount which secures our remaining rent obligations under the office space lease for our former corporate headquarters.

6. Other Assets

Prism owns several life insurance policies (also referred to as “life settlement contracts”). These life settlement contracts were part of the assets we acquired in the Merger. A life settlement contract is the payment of cash to an insured in return for an assignment of ownership or beneficial interest in, and the right to receive the value of, a life insurance policy upon the death of the insured. In 2015, the Company and Prism LLC paid $51,000 in premiums on these life settlement contracts and anticipates paying $51,000 for each of the five succeeding fiscal years to keep the life settlement contracts in force.

Life settlement contracts are preliminarily recorded at cash surrender value, with premium payments expensed as incurred. The policies are not subject to amortization; however, we analyze the carrying value for the impairment annually. Based upon our analysis, no impairment was noted for the three months ended March 31, 2016.

Life settlement contracts consist of the following at March 31, 2016 (in thousands):

	March 31, 2016	December 31, 2015
Number of individual life insurance policies held	6	6
Aggregate face/maturity value of all policies	$2,200	$2,200
Cash surrender value of all policies	$58	$58

7. Intangible Assets

        Intangible assets, net, include the following amounts (in thousands):

	March 31, 2016	December 31, 2015
Goodwill	$54	$54
Patent portfolio	35,819	35,819
Covenant not to compete	1,752	1,752
	37,625	37,625
Accumulated amortization patent portfolio	(14,305)	(12,249)
Accumulated amortization covenant not to compete	(754)	(628)
Total goodwill and other intangible assets	$22,566	$24,748

        Goodwill, the excess of the purchase price paid to former members of Prism LLC over the fair market value of the net assets acquired, in the amount of $0.1 million was recorded as of the Closing Date. We did not have goodwill prior to the acquisition of Prism LLC.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Intangible Assets (continued)

Acquisition-related intangible assets are amortized using the straight-line method over their estimated economic lives from 3 to 4.5 years. As of March 31, 2016, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.62 years.

As of March 31, 2016, the Company expects to record $6.5 million in acquisition-related amortization expense for the remaining nine months of 2016. In addition, future amortization of acquisition-related intangibles that will be recorded in the Consolidated Statement of Operations is estimated as follows (in thousands):

Year Ended December 31,
2017	8,729
2018	6,421
2019	815
2020	—
Thereafter	—
Total	$15,965

8. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015

Accrued lease obligations	$190	$194
Maxim arbitration award	375	381
Payroll accrual	29	-
	$594	$575

9. Notes payable

As part of the Merger, the Company assumed $3.6 million in two discounted non-interest bearing notes payable due in four semi-annual installments of $1,000,000 from June 2015 to December 2016. The notes include imputed interest of 12% based on management’s assumptions about the risk associated with satisfying the payment obligations, including the fact that certain patents serve as security for the notes.

The aggregate maturities of the notes payable as of March 31, 2016 are as follows (in thousands):

Year Ending December 31,
2016	$3,062
Less imputed interest	(141)
Fair Value	$2,921

The installment payment due on December 31, 2015 was deferred to June 30, 2016 with the consent of the note holder.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Three months ended March 31,
(In thousands, except per share amounts)	2016	2015

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(3,462)	$(976)

Denominator for net loss per share:
Basic and diluted —weighted average shares of common stock outstanding	10,074	6,807

Net loss per share:
Basic and diluted	$(0.34)	$(0.14)

Potentially dilutive securities are not included in the diluted net loss calculation, because we had a net loss from operations, net of tax. There were no antidilutive securities to include in the calculation above for employee stock options and non-employee directors to purchase shares for the three months ended March 31, 2016 and for the comparable period in 2015.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. Commitments and Contingencies

Leases

We have a non-cancelable 24 month lease though May 15, 2017 for approximately 1,300 square feet of office space in Folsom, California, which is currently our corporate headquarters. We also have a non-cancelable sixty month lease for approximately 2,200 square feet of office space in Omaha, Nebraska through August 31, 2017.

We have a non-cancelable through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our headquarters until May 2013. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, we subleased this space for the remainder of our term. The monthly sublease rent is less than our rent obligation to the landlord. As of March 31, 2016, we expect to receive $125,000 from the sub-lessee for the remainder of our lease.

12. Legal Proceedings

On March 19, 2015, Maxim Group LLC (“Maxim”) sent Prism a letter demanding payment of a fee under an Advisory Agreement dated September 19, 2013 (the “Advisory Agreement). Prism rejected the demand and on April 10, 2015, Maxim filed a Statement of Claim with the Financial Industry Regulatory Authority (“FINRA”) to initiate arbitration of the dispute. In the Statement of Claim, Maxim alleges that Prism is liable for payment to Maxim of a percentage of the Merger consideration as an advisory fee under the Advisory Agreement. Prism has answered the Statement of Claim and contested FINRA’s jurisdiction. However, Prism also filed a declaratory judgment action in Nebraska state district court seeking a declaration that the Advisory Agreement is void, no advisory fee is owed and staying the FINRA arbitration proceeding. On August 8, 2015, the Nebraska state district court denied our motion to stay, and an appeal has been made to the Nebraska Court of Appeals. While the appeal was pending, on April 6, 2016 the FINRA arbitration panel awarded Maxim $357,000, plus 9% interest from the date of the closing of the Merger. On May 5, 2016, Prism and Maxim entered into a settlement agreement pursuant to which Prism paid $375,000 to Maxim and agreed to dismiss the state court action challenging the arbitration clause in the Advisory Agreement. The settlement amount was paid on May 6, 2016 and Maxim released all claims against Prism arising out of the Advisory Agreement. Although the arbitration award to Maxim was paid by the Company, it relates to a pre-Merger dispute and will reduce the maximum earnout payable to Prism LLC’s former security holders. The Company recognized $382,000 in operating expenses for the year ended December 31, 2015, which includes both the award and accrued interest from the date of closing until December 31, 2015.

On June 23, 2015, Prism won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). At the end of a seven-day trial in Omaha, Nebraska, the jury in the United States District Court (“USDC”) for the District of Nebraska found that Sprint’s network systems and methods infringe multiple claims of Prism’s U.S. Patent Nos. 8,387,155 and 8,127,345. Prism was awarded trial damages of $30 million, representing a reasonable royalty for Sprint’s infringement for the period from February 2012 through December 2014. No portion of the judgment has been paid by Sprint as of the date of this Quarterly Report on Form 10-Q.Sprint has appealed the jury verdict and Prism has appealed the District Court’s ruling that the jury verdict included amounts for future infringement. Briefing for the appeal is underway and oral argument is expected to be scheduled in the latter half of 2016.

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13. Equity and Stock Options

As of March 31, 2016, there was $154,000 in unrecognized compensation cost for all stock options outstanding under the Company’s stock option plans. A portion of the unrecognized compensation cost relates to options to purchase 500,000 shares of common stock to five executive officers of Prism LLC under employment agreements executed in connection with the Merger. The exercise price of all of the options granted to the executive officers of Prism LLC is $2.68. One-half of the options granted to each such executive officer is serviced based and vest as follows: (i) 33.33% will vest upon the first anniversary of the first date of employment, and (ii) 1/24 of the remaining 66.67% will vest at the end of each of the 24 months following such anniversary, so long as the individual remains employed pursuant to the terms of his or her employment agreement.

The remaining one-half of the options granted to the five Prism LLC officers are performance based and vest as follows: (i) 33.33% will vest upon the first anniversary of the first date of employment based on achievements measured against financial targets for such period; (ii) 33.33% will vest upon the second anniversary of the first date of employment based on achievements measured against financial targets for the second year of employment; and (iii) 33.34% will vest upon the third anniversary of the first date of employment based on achievements measured against financial targets for the third year of employment. The employee must remain employed for the service based and performance based options to vest; however, all unvested options will immediately vest upon: (A) termination of such person’s employment without good cause; or (B) the occurrence of a change of control as defined in such person’s employment agreement.

On June 11, 2015, the Company granted 72,500 performance based stock options, 72,500 service based stock options and 70,000 stock options which vested immediately, to members of management. The service based stock options vest 33% after one year and ratably over the next two years. The performance based stock options vest annually, if financial targets are met.

For the performance based options noted above, in accordance with ASC 718 “Compensation – Stock Compensation.”, a performance condition must be met for the award to vest and compensation cost will be recognized only if the performance condition is satisfied. The performance based option vesting criteria uses a tiered vesting structure between 0% to 100% based upon a comparison of annual licensing and enforcement outcomes to an annual target approved by the Company’s board of directors. The 2016 and 2017 financial targets have not been set by the Company’s board of directors, therefore no compensation costs are required to be recorded. When we are able to assess the probability of achieving target levels, the fair value will be calculated at that time. As of March 31, 2016, 50% of the 2015 performance-based options have been vested.

The 2008 Stock Option Plan provides that each non-employee director receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. Pursuant to the Option Plan, on July 1, 2015, fully-vested options to purchase 5,000 shares of common stock were granted to each of the three non-employee directors with an exercise price of $3.06.

The Company recognized $19,000 in stock compensation expense for the three months ended March 31, 2016 and $2,000 for the comparable period in 2015.

During the three months ended March 31, 2016 and 2015 there were no common share issuances associated with the exercise of stock options. The Company has reserved common shares for issuance in conjunction with the issuance of options underlying the Company’s stock option plans.

14. Subsequent Event

On May 6, 2016 the Company paid Maxim $375,000 pursuant to the arbitration award described in Note 12, Legal Proceedings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to ours future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and we caution you that any forward-looking information provided by, or on behalf of, us is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond our control, including, but not limited to, our ability to generate revenues from our business model; our ability to effectively and efficiently manage patent infringement litigation we initiate; the unpredictable nature of patent licensing and patent litigation; the risk that one or more of our patents will be declared invalid; the potential loss of key employees critical to the ongoing success of our business; potential adverse changes in the laws and regulations relating to patents and patent litigation; the risk that the combined company created by the Prism LLC acquisition will not be profitable and the possibility that the expected value creation from the Prism LLC acquisition will not be realized or will not be realized within the expected time period; and changes in the taxation of the combined company's income due to the disallowance or expiration of our net operating losses . These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2015 and other documents filed with the Securities and Exchange Commission, could cause the Company’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update such statements.

Overview

Our business consists of licensing and enforcing a portfolio of patents relating to technology that was developed by us. On March 26, 2015, we completed a merger with Prism Technologies, LLC (“Prism LLC”), with Prism LLC becoming a wholly-owned subsidiary of the Company (the “Merger”). Prism LLC also operates a patent licensing and enforcement business. Prism LLC and its subsidiaries own a portfolio of nine patent families with over 50 issued patents and patent applications in the areas of computer and network security, semiconductors and medical technology. In September 2015, we changed our name to Prism Technologies Group, Inc. to better reflect the operations of the combined companies.

In the Merger, Prism LLC’s former security owners received an aggregate of $16.5 million in cash and 3.5 million shares of our common stock. Subject to certain conditions, we have also agreed to make future earnout payments to former Prism LLC security holders. An “Earnout Event” is defined as receipt by Prism of any amount more than $16.5 million, minus the cash balance of Prism LLC as of closing (the “Sharing Threshold”), in “Prism patent proceeds” from lawsuits filed by Prism LLC on or prior to the closing date of the Merger. Prism patent proceeds include total cash recoveries from litigation or settlement, royalties, license fees and proceeds from patent sales actually received by Prism in connection with its business; minus costs, expenses and fees associated with the production of such revenue (including sales commissions, attorney contingency fees, expert fees and deferred purchase amounts paid to third parties); minus Prism LLC cash operating expenses other than amortization and other noncash expenses for the applicable measurement period. Upon the occurrence of an Earnout Event, an earnout payment in cash equal to 70% of the amount of Prism patent proceeds exceeding the Sharing Threshold shall be paid to the former Prism LLC members, provided, however, that the aggregate amount of such earnout payments, including certain permitted pre-closing distributions, shall not exceed $55 million. As of March 25, 2015, such permitted pre-closing distributions were approximately $5.5 million, resulting in a maximum potential earnout payment of approximately $49.5 million.

 Results of Operations

Operating Expenses	Three months ended March 31,		Percentage change from
(in thousands, except percentages)	2016	2015	prior period

General and administrative	$1,112	$608	83%
Depreciation and amortization	$2,182	353	nm

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $1.1 million for the three months ended March 31, 2016 from $0.6 million for the comparable period in 2015. The increase was primarily attributable to the inclusion of Prism LLC’s operating expenses of $0.6 million and $0.2 million related to our legal expenses and professional services for the three months ended March 31, 2016. This was offset by acquisition related expenses (including legal, valuation, investor relations and accounting services) of $0.1 million and $0.1 million from Prism LLC’s operating expenses included in the three months ended March 31, 2015.General and administrative expenses for the second quarter of 2016 are expected to be consistent with the expenses incurred during the three months ended March 31, 2016.

Depreciation and amortization. Depreciation and amortization expenses consisted of amortization of intangible assets for the three months ended March 31, 2016 of $2.2 million. The increase was attributable to the acquisition of Prism LLC in March 2015. For the three months ended March 31, 2015, $0.4 million in amortization expense was recognized pro-rata for March 2015. Significant amortization expenses are expected for the remainder of 2016 and beyond.

Other Income. Other income was $2,000 for the three months ended March 31, 2016 as compared to $6,000 for the comparable period in 2015. Other income for the three months ended March 31, 2016 and 2015 consist of interest earned on our investment portfolio of cash, cash equivalents and short-term investments. We expect that other income will consist entirely of returns received from our investment portfolio in the near future, which will be negligible given the conservative nature of our investment policy and the current economic conditions in the United States.

 Interest Expense. Interest expense was $170,000 for the three months ended March 31, 2016 as compared to $21,000 for the comparable period in 2015. For the three months ended March 31, 2016 interest expense consisted of imputed interest related to assuming certain debt from Prism LLC in the Merger and imputed interest associated with the contingent consideration agreed to in the Merger agreement. Additional information related to the Merger is included in Notes 3 and 7. We expect that interest expense will be significant over the next several years as a result of the interest on the note payable and imputed interest on the earnout.

Income Taxes. We recognized no expense for, and did not receive a benefit from income taxes for the three months ended March 31, 2016 and 2015.

Significant Events During the Quarter Relating to Our Patent Licensing Business

On June 23, 2015, Prism won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). At the end of a seven-day trial in Omaha, Nebraska, the jury in the United States District Court (“USDC”) for the District of Nebraska found that Sprint’s network systems and methods infringe multiple claims of Prism’s U.S. Patent Nos. 8,387,155 and 8,127,345. Prism was awarded trial damages of $30 million, representing a reasonable royalty for Sprint’s infringement for the period from February 2012 through December 2014. No portion of the judgment has been paid by Sprint as of the date of this Quarterly Report on Form 10-Q.Sprint has appealed the jury verdict and Prism has appealed the District Court’s ruling that the jury verdict included amounts for future infringement. Briefing for the appeal is underway and oral argument is expected to be scheduled in the latter half of 2016.

On October 30, 2015, a jury found that T-Mobile USA, Inc. did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. On April 6, 2016, the District Court denied T-Mobile’s motion for judgment as a matter of law and its motion for attorney fees; the court also denied Prism’s motion for judgment as a matter of law and its motion for a new trial.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our Condensed Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

On January 9, 2015, the FASB unanimously voted to approve Accounting Standards Update (ASU) 2015-01, which eliminates the concept of extraordinary items in an entity’s income statement. The changes in ASU 2015-01 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this standard did not have a material effect on the Company.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU 2015-15, which clarified that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015, and will require retrospective application. Early adoption is permitted. The adoption of this standard did not have a material effect on the Company.

Recent Accounting Pronouncements (continued)

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2016. The adoption of this standard did not have a material effect on the Company.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, ASU 2016-01 (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public business entities, the ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating ASU 2016-01 to determine the potential impact to its Consolidated Financial Statements and related disclosures.

In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of this standard did not have a material effect on the Company.

In February 2016, the FASB issued the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Leases: Amendments to the FASB Accounting Standards Codifications (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating ASU 2016-02 to determine the potential impact to its consolidated financial statements and related disclosures.

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

Critical Accounting Policies (continued)

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At March 31, 2016 and March 31, 2015, we had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect our effective tax rate). We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

For tax return purposes, we had net operating loss carry forwards at March 31, 2016 of approximately $157.5 million and $27.3 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards began expiring in 2019 and 2015, respectively.

The carrying value of our deferred tax assets, which was approximately $61.6 million at March 31, 2016, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Three months ended March 31,
	2016	2015
Cash used in operating activities	$(994)	$(1,029)
Cash provided by (used) in investing activities	1,694	(1,012)

At March 31, 2016, our principal source of liquidity was $2.5 million in cash and cash equivalents. We adhere to an investment policy with minimal market or settlement risk with our current holdings. There are no restrictions or limitations regarding access to the $2.5 million in cash and cash equivalents. Since inception, we have financed operations primarily through the sale of preferred and common stock and cash flow from operations.

As detailed in the March 31, 2016 balance sheet and Note 9 to the condensed consolidated financial statements, we have significant debt payments due in conjunction with the debt that we assumed as part of its Merger with Prism LLC. We also expect to incur significant outflows of cash associated with the earnout to the former owners of Prism LLC, but these payments are required only if future revenues are generated by Prism’s patent portfolio.

For the three months ended March 31, 2016, net cash used in operating activities was $1.0 million, primarily consisting of our net loss of $3.5 million, offset by amortization of intangibles of $2.2 million, imputed interest on contingent consideration and notes payable of $0.2 million, and cash provided of $0.1 million which consisted of an increase to accounts payable and decrease to prepaid expenses, offset by a decrease in accrued expenses.

For the three months ended March 31, 2015, net cash used in operating activities was $1.0 million, primarily consisting of our net loss of $1.0 million and cash used of $0.4 million, primarily due to a decrease in accounts payable and an increase in other assets, offset by amortization of intangibles of $0.4 million.

For the three months ended March 31, 2016, net cash provided by investing activities was $1.7 million, due to redemptions of short-term investments of $1.5 million and redemptions of restricted cash equivalents of $0.2 million.

For the three months ended March 31, 2015, net cash used in investing activities was $1.0 million, due to purchase of Prism LLC, net of cash acquired.

We have a non-cancelable 24 month lease though May 15, 2017 for approximately 1,300 square feet of office space in Folsom, California, which is currently our corporate headquarters. We also have a non-cancelable sixty month lease for approximately 2,200 square feet of office space in Omaha, Nebraska through August 31, 2017.

We have a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our corporate headquarters until May 2013. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, we subleased this space for the remainder of our term. The monthly sublease rent is less than our rent obligation to the landlord. As of March 31, 2016, we expect to receive $125,000 from the sub-lessee for the remainder of our lease.

Liquidity and Capital Resources (continued)

Future minimum lease commitments, as of March 31, 2016 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2016	$325
2017	105
$430

The aggregate maturities of the note payable are as follows (in thousands):

Year Ending December 31,
2016	$3,062
Less imputed interest	(141)
Fair value	$2,921

The installment payment due on December 31, 2015 was deferred to June 30, 2016 with the consent of the note holder.

We currently anticipate that our cash and cash equivalents may not be sufficient to meet anticipated cash needs to fund operations and capital expenditures for at least the next 12 months. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $2.8 million, which are due in 2016. Moreover, we cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. Unless we are able to restructure our long term liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations past the second quarter of 2016. Accordingly, we have initiated discussions with various firms about potential financing alternatives, including a non-recourse financing alternative based on the outcome of specific patent infringement activities. But there can be no assurance that these discussions will be successful. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. In addition, issuance of a significant number of new shares of our common stock could result in an ownership change under Section 382 of the Code, resulting in a substantial reduction in the usability of NOLs. If we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

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

(b)

There has been no change in the Company’s internal control over financial reporting during the quarter ended March  31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We and our operating subsidiaries are often required to engage in litigation to enforce our patents and patent rights. Please see Item 2 “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations”, for a description of the significant patent litigation involving the Company and its subsidiaries during the quarter.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Dated: May 13, 2016	PRISM TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer