Form 10-Q
period 2016-06-30
Prism Technologies Group, Inc.
filed 2016-08-15
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2016), as reported on the Nasdaq Capital Market, was approximately $1,819,000. Registrant is a smaller reporting company as defined in Regulation S-K. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on July 29, 2016 were 10,073,688 shares.

FORM 10-Q

PRISM TECHNOLOGIES GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,073	$1,756
Short-term investments	-	1,494
Restricted cash equivalents	400	600
Prepaid expenses and other current assets	571	639
Total current assets	2,044	4,489

Intangible assets	18,120	24,694
Goodwill	54	54
Other assets	37	63
Total assets	$20,255	$29,300

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$243	$267
Accrued expenses	203	575
Accrued contingent consideration, current	-	3,525
Notes payable, current	3,006	2,838
Total current liabilities	3,452	7,205

Accrued contingent consideration, non-current	11,391	9,704
Accrued lease obligation, non-current	-	49
Income tax liability	101	101
Other liabilities	45	45
Total liabilities	14,989	17,104

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	15	15
Paid-in capital	231,332	231,294
Treasury stock	(10,323)	(10,323)
Accumulated deficit	(215,758)	(208,790)
Total stockholders’ equity	5,266	12,196
Total liabilities and stockholders’ equity	$20,255	$29,300

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	978	1,380	2,090	1,988
Depreciation and amortization	2,183	4,173	4,365	4,526
Impairment of long-lived assets	2,209	-	2,209	-
Total operating expenses	5,370	5,553	8,664	6,514
Loss from operations	(5,370)	(5,553)	(8,664)	(6,514)
Other income	2,037	3	2,039	9
Interest expense	(173)	(314)	(343)	(335)
Net loss before income taxes	(3,506)	(5,864)	(6,968)	(6,840)
Income tax benefit	-	-	-	-
Net loss	(3,506)	(5,864)	(6,968)	(6,840)

Net loss per share:
Basic and diluted	$(0.35)	$(0.58)	$(0.69)	$(0.81)

Shares used in computing per share amounts
Basic and diluted	10,074	10,074	10,074	8,449

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net loss	$(3,506)	$(5,864)	$(6,968)	$(6,840)
Comprehensive loss	$(3,506)	(5,864)	$(6,968)	$(6,840)

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,968)	$(6,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	38	95
Depreciation and amortization	4,365	4,526
Impairment of long-lived assets	2,209	-
Imputed interest expense on contingent consideration	173	226
Imputed interest expense on notes payable	168	108
Gain on revaluation of contingent consideration	(2,011)	-
Net changes in operating assets and liabilities:
Prepaid expenses and other assets	94	(117)
Accounts payable	(24)	(471)
Accrued expenses	(421)	(52)
Net cash used in operating activities	(2,377)	(2,525)

Cash flows from investing activities:
Purchase of Prism LLC, net of cash acquired	-	(16,131)
Redemptions of short-term investments	1,494	-
Redemptions of restricted cash equivalents	200	-
Net cash provided by (used in) investing activities	1,694	(16,131)

Cash flows from financing activities:
Repayment of note payable	-	(1,000)
Net cash used in financing activities	-	(1,000)

Net decrease in cash and cash equivalents	(683)	(19,656)
Cash and cash equivalents, beginning of period	1,756	23,137
Cash and cash equivalents, end of period	$1,073	$3,481

Supplemental disclosures of cash flow information and non-cash transactions:

In connection with its acquisition of Prism, the Company assumed liabilities and issued common stock as follows:

Cash paid for acquisition as of March 31, 2015	$1,343
Payable to former Prism LLC shareholders	15,157
Contingent consideration	34,338
Issuance of common stock	9,380
Value of net assets acquired	$60,218

Liabilities assumed	$3,605

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

Our business consists of licensing and enforcing a portfolio of patents. On March 26, 2015, we completed a merger with Prism Technologies, LLC (“Prism LLC”), with Prism LLC becoming a wholly-owned subsidiary of the Company (the “Merger”). Prism LLC also operates a patent licensing and enforcement business. We and our subsidiaries own a portfolio of nine patent families with over 50 issued patents and patent applications in the areas of computer and network security, semiconductors and medical technology. In September 2015, we changed our name to Prism Technologies Group, Inc. to better reflect the operations of the combined companies.

2. Basis of Presentation

The consolidated financial statements include the accounts of Prism Technologies Group, Inc. and its wholly-owned subsidiaries, Goldrush Insurance Services, Inc. and Prism Technologies LLC. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2016 and the results of operations for the three and six months ended June 30, 2016 and 2015 and of cash flows for the six months ended June 30, 2016 and 2015. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any future period.

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

As of June 30, 2016, our cash and cash equivalents totaled $1.1 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $3.0 million, which are due in 2016. Moreover, we cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. Unless we are able to restructure our long term liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations past the third quarter of 2016. Accordingly, we have initiated discussions with various firms about potential financing alternatives, including a non-recourse financing alternative based on the outcome of specific patent infringement activities. But there can be no assurance that these discussions will be successful. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. In addition, issuance of a significant number of new shares of our common stock could result in an ownership change under Section 382 of the Code, resulting in a substantial reduction in the usability of NOLs. If we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

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

As a result of delays in litigation events in the second quarter of 2016, the Company reassessed the recoverability of the intangible assets recorded in connection with the Merger in accordance with ASC 360. The Company determined that the carrying value of the intangible assets were in excess of fair value because the receipt of the forecasted cash flows would likely be delayed. The Company, therefore, recorded impairment charges of $2.2 million in the second quarter of 2016. As a result of the recorded impairment charges, the carrying value of the covenant not to compete and the patent portfolio were decreased by $0.4 million and $1.8 million, respectively. The fair value of the acquired intangible assets were based on estimated future cash flows to be generated from the patent portfolio to be received from Prism by the Company, discounted using a rate commensurate with the risk involved.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted, beginning in Q1 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our condensed Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU 2015-15, which clarified that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The requirements are effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015, and require retrospective application. The adoption of this standard did not have a material effect on the Company.

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

In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this standard did not have a material effect on the Company.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Leases: Amendments to the FASB Accounting Standards Codifications (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating ASU 2016-02 to determine the potential impact, if any, to its Consolidated Financial Statements and related disclosures.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recent Accounting Pronouncements (continued)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for annual periods (and for interim periods within those annual periods) beginning after December 15, 2016. The Company is currently evaluating the potential impact, if any, to its Consolidated Financial Statements and related disclosures.

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

Contingent Consideration

The contingent consideration payable to Prism LLC’s former members consists of a share of future proceeds from lawsuits filed by Prism LLC prior to the Closing Date (“Open Suits”). Under the terms of the Merger Agreement, we will retain the first $16.5 million in litigation or settlement proceeds received from Open Suits after closing (the “Sharing Threshold”), less any cash remaining in Prism LLC at the time of closing. Prism LLC’s former members will receive 70% of the litigation and settlement proceeds related to Open Suits in excess of the Sharing Threshold, up to $49.5 million.

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
$58,291

Purchase Price Allocation

The Company recognized $0.1 million in goodwill in 2015, representing the excess purchase consideration over acquired tangible and intangible assets and liabilities assumed. The goodwill relates to expected synergies and the assembled workforce of Prism LLC.

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

In performing its purchase price allocation, management determined the fair value of intangible assets based on a number of factors, including a third-party valuation, utilizing the income approach in conjunction with discussions with Prism LLC’s management and certain forecasts prepared by Prism LLC. The rate utilized to discount net cash flows to their present values was approximately 32% for the non-compete agreements and a range of 34-35% for the patent portfolio. The discount rates were determined using a weighted-average cost of capital which incorporated a number of factors which included the risk-free rate, the market premium, a company size premium and a company-specific premium for the non-compete agreements. In addition, for the patent portfolio, there was an additional premium applied.

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

Subsequent to the original purchase price allocation, impairments of intangible assets were recognized. Please see Note 8 to the condensed consolidated financial statements for a description of the impairments recognized.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Acquisition and Purchase Accounting (continued)

The Company incurred approximately $0 in acquisition-related expenses for the three and six months ended June 30, 2016 and $127,000 and $219,000 for the three and six months June 30, 2015, respectively. These costs are included in the consolidated statement of operations in general and administrative operating expenses for the three and six months ended June 30, 2015.

4.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of June 30, 2016 (in thousands):

	June 30, 2016	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$809	$809	$—	$—
Restricted cash equivalents	400	400	—	—
Total assets at fair value	$1,209	$1,209	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,613	$1,613	$—	$—
Short-term investments	1,494	1,494	—	—
Restricted cash equivalents	600	600	—	—
Total assets at fair value	$3,707	$3,707	$—	$—

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Restricted Cash Equivalents and Short-Term Investments

As of June 30, 2016 and December 31, 2015, restricted cash equivalents consisted of $0.4 million and $0.6 million respectively. A portion of the cash equivalents is used as collateral for a letter of credit of the same amount which secures our remaining rent obligations under the office space lease for our former corporate headquarters.

6. Other Assets

Prism owns several life insurance policies (also referred to as “life settlement contracts”). These life settlement contracts were part of the assets we acquired in the Merger. A life settlement contract is the payment of cash to an insured in return for an assignment of ownership or beneficial interest in, and the right to receive the value of, a life insurance policy upon the death of the insured. In 2015, the Company and Prism LLC paid $51,000 in premiums on these life settlement contracts and anticipates paying $38,000 for each of the five succeeding fiscal years to keep the life settlement contracts in force. The reduction in premiums were due to the sale of two life insurance policies mentioned below,

Life settlement contracts are preliminarily recorded at cash surrender value, with premium payments expensed as incurred. The policies are not subject to amortization; however, we analyze the carrying value for the impairment annually. Based upon our analysis, no impairment was noted for the three months ended June 30, 2016. In June and July 2016, two life insurance policies were sold with net proceeds of $26,000 and $11,000 respectively.

Life settlement contracts consist of the following at June 30, 2016 (in thousands):

	June 30, 2016	December 31, 2015
Number of individual life insurance policies held	5	6
Aggregate face/maturity value of all policies	$2,000	$2,200
Cash surrender value of all policies	$32	$58

7. Intangible Assets

Intangible assets, net, include the following amounts (in thousands):

	June 30, 2016	December 31, 2015
Goodwill	$54	$54
Patent portfolio	34,030	35,819
Covenant not to compete	1,332	1,752
Total goodwill and other intangible assets	35,416	37,625
Accumulated amortization patent portfolio	(16,362)	(12,249)
Accumulated amortization covenant not to compete	(880)	(628)
Total goodwill and other intangible assets, net	$18,174	$24,748

Goodwill, the excess of the purchase price paid to former members of Prism LLC over the fair market value of the net assets acquired, in the amount of $0.1 million was recorded as of the Closing Date. We did not have goodwill prior to the acquisition of Prism LLC.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Intangible Assets (continued)

Acquisition-related intangible assets are amortized using the straight-line method over their estimated economic lives from 3 to 4.5 years. As of June 30, 2016, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 1.84 years.

As of June 30, 2016, the Company expects to record $4.4 million in acquisition-related amortization expense for the remaining six months of 2016. In addition, future amortization of acquisition-related intangibles that will be recorded in the Consolidated Statement of Operations is estimated as follows (in thousands):

Year Ended December 31,
2017	7,492
2018	2,165
2019	815
2020	—
Thereafter	—
Total	$10,472

8.	Impairment of long-lived assets

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

8.	Impairment of long-lived assets (continued)

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

As a result of delays in litigation events in the second quarter of 2016, the Company reassessed the recoverability of the asset recorded in connection with the Merger in accordance with ASC 360. The Company determined that the carrying value of the asset was in excess of fair value because the receipt of the forecasted cash flows would likely be delayed. The Company, therefore, recorded impairment charges of $2.2 million in the second quarter of 2016. As a result of the recorded impairment charges, the carrying value of the covenant not to compete and the patent portfolio were decreased by $0.4 million and $1.8 million, respectively. The fair value of the acquired asset was based on estimated future cash flows to be generated from the patent portfolio to be received from Prism by the Company, discounted using a rate commensurate with the risk involved.

The delays in the litigation process noted in the second quarter of 2016 resulted in a reducion of the contingent consideration liability in connection with the Merger by comparing the estimated future undiscounted cash flows expected to be generated relating to this liability to its carrying amount. As a result of the delay in forecasted revenues, the fair value of the contingent consideration liabilities were adjusted by $2.0 million, based upon the deferral of cash flows on the balance sheet as of June 30, 2016.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015

Accrued lease obligations	$138	$194
Maxim arbitration award	-	381
Payroll accrual	65	-
Total accrued expenses	$203	$575

10. Notes payable

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

The aggregate maturities of the notes payable as of June 30, 2016 are as follows (in thousands):

Year Ending December 31,
2016	$3,190
Less imputed interest	(184)
Fair Value	$3,006

The installment payments due on December 31, 2015 and June 30, 2016 have not been paid as of the date of this report. The Company is discussing restructuring the note payable with the note holder.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(3,506)	$(5,864)	$(6,968)	$(6,840)

Denominator for net loss per share:
Basic and diluted —weighted average shares of common stock outstanding	10,074	10,074	10,074	8,449

Net loss per share:
Basic and diluted	$(0.35)	$(0.58)	$(0.69)	$(0.81)

Potentially dilutive securities are not included in the diluted net loss calculation, because we had a net loss from operations, net of tax. There were no antidilutive securities to include in the calculation above for employee stock options and non-employee directors to purchase shares for the three and six months ended June 30, 2016 and for the comparable periods in 2015.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. Commitments and Contingencies

Leases

We have a non-cancelable 24 month lease though May 15, 2017 for approximately 650 square feet of office space in Folsom, California, which is currently our corporate headquarters. We also have a non-cancelable sixty month lease for approximately 2,200 square feet of office space in Omaha, Nebraska through August 31, 2017.

We have a non-cancelable through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our headquarters until May 2013. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, we subleased this space for the remainder of our term. The monthly sublease rent is less than our rent obligation to the landlord. As of June 30, 2016, we expect to receive $91,000 from the sub-lessee for the remainder of our lease.

13. Legal Proceedings

On June 23, 2015, Prism won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). At the end of a seven-day trial in Omaha, Nebraska, the jury in the United States District Court (“USDC”) for the District of Nebraska found that Sprint’s network systems and methods infringe multiple claims of Prism’s U.S. Patent Nos. 8,387,155 and 8,127,345. Prism was awarded trial damages of $30 million. No portion of the judgment has been paid by Sprint, and approximately $2 million of post judgment interest has accrued as of the date of this Quarterly Report on Form 10-Q. Sprint has appealed the jury verdict and Prism has appealed the District Court’s ruling that the jury verdict included amounts for future infringement. Briefing for the appeal has concluded and oral argument is expected to be scheduled for the latter half of 2016.

On October 30, 2015, a jury found that T-Mobile USA, Inc. did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. On April 6, 2016, the District Court denied T-Mobile’s motion for judgment as a matter of law and its motion for attorney fees; the court also denied Prism’s motion for judgment as a matter of law and its motion for a new trial. On July 11, 2016, Prism filed an appeal with the U.S. Court of Appeals for the Federal Circuit, arguing that a new trial is necessary because T-Mobile’s non-infringement arguments at trial were improper, highly misleading and contrary to the court’s claim construction order.

On June 21, 2016, the U.S. Court of Appeal for the Federal Circuit issued its order scheduling oral argument in an appeal of a judgment of non-infringement in a suit by Secure Axcess, a subsidiary of the Company, against Nintendo of America, Inc. Secure Axcess argues that the U.S. District Court for the Western District of Washington erroneously construed key terms of United States Patent No. 6,522,309. Oral argument in the appeal was completed on August 1, 2016. On August 8, 2016, the Federal Circuit affirmed the District Court’s ruling, ending the litigation.

On July 21, 2016, the U.S. District Court for the Eastern District of Texas held a claim construction hearing in Secure Axcess, LLC v. HP Enterprise Services, LLC. The claim construction order is expected later in 2016 and trial is scheduled for July 2017.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14. Equity and Stock Options

As of June 30, 2016, there was $135,000 in unrecognized compensation cost for all stock options outstanding under the Company’s stock option plans. A portion of the unrecognized compensation cost relates to options to purchase 500,000 shares of common stock to five executive officers of Prism LLC under employment agreements executed in connection with the Merger. The exercise price of all of the options granted to the executive officers of Prism LLC is $2.68. One-half of the options granted to each such executive officer is serviced based and vest as follows: (i) 33.33% will vest upon the first anniversary of the first date of employment, and (ii) 1/24 of the remaining 66.67% will vest at the end of each of the 24 months following such anniversary, so long as the individual remains employed pursuant to the terms of his or her employment agreement.

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

For the performance based options noted above, in accordance with ASC 718 “Compensation – Stock Compensation.”, a performance condition must be met for the award to vest and compensation cost will be recognized only if the performance condition is satisfied. The performance based option vesting criteria uses a tiered vesting structure between 0% to 100% based upon a comparison of annual licensing and enforcement outcomes to an annual target approved by the Company’s board of directors. The 2016 and 2017 financial targets have not been set by the Company’s board of directors, therefore no compensation costs are required to be recorded. When we are able to assess the probability of achieving target levels, the fair value will be calculated at that time. As of June 30, 2016, 50% of the 2015 performance-based options have been vested.

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

The Company recognized $19,000 and $38,000 in stock compensation expense for the three and six months ended June 30, 2016, respectively, and $93,000 and $95,000 for the comparable periods in 2015.

During the three and six months ended June 30, 2016 and 2015 there were no common share issuances associated with the exercise of stock options. The Company has reserved common shares for issuance in conjunction with the issuance of options underlying the Company’s stock option plans.

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

Overview

Our business consists of licensing and enforcing a portfolio of patents. On March 26, 2015, we completed a merger with Prism Technologies, LLC (“Prism LLC”), with Prism LLC becoming a wholly-owned subsidiary of the Company (the “Merger”). Prism LLC also operates a patent licensing and enforcement business. We and our subsidiaries own a portfolio of nine patent families with over 50 issued patents and patent applications in the areas of computer and network security, semiconductors and medical technology. In September 2015, we changed our name to Prism Technologies Group, Inc. to better reflect the operations of the combined companies.

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

Results of Operations

Operating Expenses	Three months ended June 30,		Percentage change from prior period
(in thousands, except percentages)	2016	2015

General and administrative	$978	$1,380	(29%)
Depreciation and amortization	$2,182	4,173	(48%)

Operating Expenses	Six months ended June 30,		Percentage change from prior period
(in thousands, except percentages)	2016	2015

General and administrative	$2,090	$1,988	5%
Depreciation and amortization	$4,364	4,526	(4%)

Revenues. We did not generate revenues during the second quarter of 2016. Other than a one-time payment in 2015, our patent licensing and enforcement business has not generated any revenues. We expect that the timing and amount of future revenues from the patent licensing business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent enforcement litigation.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses for the three months ended June 30, 2016 decreased to $1.0 million from $1.4 million. The decrease was primarily due to decreases in legal expenses of $0.3 million and share based compensation expenses of $0.1 million. General and administrative expenses for the six months ended June 30, 2016 were slightly higher by $0.1 million from the comparable period in 2015. The increases were primarily due to increases in payroll and related expenses of $0.2 million and consulting services of $0.2 million. This was offset by acquisition related expenses (including legal, valuation, investor relations and accounting services) of $0.2 million and legal expenses of $0.1 million. The Company expects general and administrative expenses for the remainder of 2016 to decrease.

Depreciation and amortization. Depreciation and amortization expenses consisted of amortization of intangible assets. Depreciation and amortization expense for the three months ended decreased to $2.2 million from $4.2 million. The decrease was primarily due to a reduction in the value of intangible assets from impairment charges of $2.2 million and $23.8 million in 2016 and 2015 respectively. Depreciation and amortization expense for the six months ended June 30, 2016 decreased slightly from $4.5 million to $4.4 million, due to the impairment charge mentioned above in 2016. Significant amortization expenses are expected for the remainder of 2016 and beyond.

Other Income. Other income was $2.0 million each for the three and six months ended June 30, 2016 as compared to $3,000 and $9,000 for the comparable period in 2015. For the three months ended June 30, 2016, as a result of the delay in timing we reassessed the contingent consideration liability in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this liability to its carrying amount. As a result of the delay in forecasted revenues, the fair value of the contingent consideration liabilities were adjusted by $2.0 million based upon the deferral of cash flows on the balance sheet as of June 30, 2016. We recorded this decrease as other income. In June 2016, a life insurance policy was also sold with net proceeds of $26,000 recognized as other income. Other income for the three and six months ended June 30, 2016 and 2015 also consisted of interest earned on our investment portfolio of cash, cash equivalents and short-term investments. We expect that other income will consist entirely of returns received from our investment portfolio in the near future, which will be negligible given the conservative nature of our investment policy and the current economic conditions in the United States.

Results of Operations (continued)

Interest Expense. Interest expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2016 as compared to $0.3 million each for the comparable periods in 2015. For the three and six months ended June 30, 2016 interest expense consisted of imputed interest related to assuming certain debt from Prism LLC in the Merger and imputed interest associated with the contingent consideration agreed to in the Merger agreement. Additional information related to the Merger is included in Notes 3 and 7. We expect that interest expense will be significant over the next several years as a result of the interest on the note payable and imputed interest on the earnout.

Income Taxes. We recognized no expense for, and did not receive a benefit from income taxes for the three and six months ended June 30, 2016 and 2015.

Significant Events During the Quarter Relating to Our Patent Licensing Business

On June 23, 2015, Prism won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). At the end of a seven-day trial in Omaha, Nebraska, the jury in the United States District Court (“USDC”) for the District of Nebraska found that Sprint’s network systems and methods infringe multiple claims of Prism’s U.S. Patent Nos. 8,387,155 and 8,127,345. Prism was awarded trial damages of $30 million. No portion of the judgment has been paid by Sprint, and approximately $2 million of post judgment interest has accrued as of the date of this Quarterly Report on Form 10-Q. Sprint has appealed the jury verdict, and Prism has appealed the District Court’s ruling that the jury verdict included amounts for future infringement. Briefing for the appeal has concluded and oral argument is expected to be scheduled in the latter half of 2016.

On October 30, 2015, a jury found that T-Mobile USA, Inc. did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. On April 6, 2016, the District Court denied T-Mobile’s motion for judgment as a matter of law and its motion for attorney fees; the court also denied Prism’s motion for judgment as a matter of law and its motion for a new trial. On July 11, 2016, Prism filed an appeal brief with the U.S. Court of Appeals for the Federal Circuit, arguing that a new trial is necessary because T-Mobile’s non-infringement arguments at trial were improper, highly misleading and contrary to the court’s claim construction order.

On June 21, 2016, the U.S. Court of Appeal for the Federal Circuit issued its order scheduling oral argument in an appeal of a judgment of non-infringement in a suit by Secure Axcess, a subsidiary of the Company, against Nintendo of America, Inc. Secure Axcess argues that the U.S. District Court for the Western District of Washington erroneously construed key terms of United States Patent No. 6,522,309. Oral argument in the appeal was held on August 1, 2016. On August 8, 2016, the Federal Circuit affirmed the District Court’s ruling, ending the litigation.

On July 21, 2016, the U.S. District Court for the Eastern District of Texas held a claim construction hearing in Secure Axcess, LLC v. HP Enterprise Services, LLC. The claim construction order is expected later in 2016 and trial is scheduled for July 2017.

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

Recent Accounting Pronouncements (continued)

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

Recent Accounting Pronouncements (continued)

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for annual periods (and for interim periods within those annual periods) beginning after December 15, 2016. The Company is currently evaluating the potential impact, if any, to its Consolidated Financial Statements and related disclosures.

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

Critical Accounting Policies (continued)

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At June 30, 2016 and June 30, 2015, we had unrecognized tax benefits of approximately $0.3 million and $0.3 million, respectively ($0.1 million of which, if recognized, would affect our effective tax rate). We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

For tax return purposes, we had net operating loss carry forwards at June 30, 2016 of approximately $156.5 million and $26.3 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards began expiring in 2019 and 2015, respectively.

The carrying value of our deferred tax assets, which was approximately $61.2 million at June 30, 2016, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Critical Accounting Policies (continued)

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Six months ended June 30,
	2016	2015
Cash used in operating activities	$(2,377)	$(2,525)
Cash provided by (used) in investing activities	1,694	(16,131)
Cash used in financing activities	-	(1,000)

At June 30, 2016, our principal source of liquidity was $1.1 million in cash and cash equivalents. We adhere to an investment policy with minimal market or settlement risk with our current holdings. There are no restrictions or limitations regarding access to the $1.1 million in cash and cash equivalents. Since inception, we have financed operations primarily through the sale of preferred and common stock and cash flow from operations.

As detailed in the June 30, 2016 balance sheet and Note 10 to the condensed consolidated financial statements, we have significant debt payments due in conjunction with the debt that we assumed as part of its Merger with Prism LLC. We also expect to incur significant outflows of cash associated with the earnout to the former owners of Prism LLC, but these payments are required only if future revenues generated by Prism’s patent portfolio exceed $16.5 million. Please see Note 3 to the condensed consolidated financial statements for a description of the contingent consideration.

For the six months ended June 30, 2016, net cash used in operating activities was $2.4 million, primarily consisting of our net loss of $7.0 million, gain on reduction of contingent consideration of $2.0 million and an increase to accrued expenses of $0.4 million, offset by amortization of intangibles of $4.4 million, impairment of long-lived assets of $2.2 million, imputed interest on contingent consideration and notes payable of $0.2 million each.

For the six months ended June 30, 2015, net cash used in operating activities was $2.5 million, primarily consisting of our net loss of $6.8 million and cash used of $0.6 million, primarily due to a decrease in accounts payable, an increase in prepaid and other assets and a decrease in accrued expenses, offset by amortization of intangibles of $4.6 million, imputed interest on contingent consideration and notes payable of $0.3 million and stock-based compensation of $0.1 million.

For the six months ended June 30, 2016, net cash provided by investing activities was $1.7 million, due to redemptions of short-term investments of $1.5 million and redemptions of restricted cash equivalents of $0.2 million.

For the six months ended June 30, 2015, net cash used in investing activities was $16.1 million, due to purchase of Prism LLC, net of cash acquired.

For the six months ended June 30, 2015, net cash used in financing activities was $1.0 million, due to an installment payment due on June 30, 2015.

We have a non-cancelable 24 month lease though May 15, 2017 for approximately 650 square feet of office space in Folsom, California, which is currently our corporate headquarters. We also have a non-cancelable sixty month lease for approximately 2,200 square feet of office space in Omaha, Nebraska through August 31, 2017.

Liquidity and Capital Resources (continued)

We have a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our corporate headquarters until May 2013. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, we subleased this space for the remainder of our term. The monthly sublease rent is less than our rent obligation to the landlord. As of June 30, 2016, we expect to receive $91,000 from the sub-lessee for the remainder of our lease.

Future minimum lease commitments, as of June 30, 2016 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2016	$212
2017	99
$311

The aggregate maturities of the note payable are as follows (in thousands):

Year Ending December 31,
2016	$3,190
Less imputed interest	(184)
Fair value	$3,006

The installment payments due on December 31, 2015 and June 30, 2016 have not been paid as of the date of this report. The Company is discussing restructuring the note payable with the note holder..

We currently anticipate that our cash and cash equivalents may not be sufficient to meet anticipated cash needs to fund operations and capital expenditures for at least the next 12 months. We have implemented certain expense reductions, including a reduction in the salaries for executive officers and cash retainers for non-employee board members. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $3.0 million, which are due in 2016. Moreover, we cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. Unless we are able to restructure our long term liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations past the third quarter of 2016. Accordingly, we have initiated discussions with various firms about potential financing alternatives, including a non-recourse financing alternative based on the outcome of specific patent infringement activities. But there can be no assurance that these discussions will be successful. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. In addition, issuance of a significant number of new shares of our common stock could result in an ownership change under Section 382 of the Code, resulting in a substantial reduction in the usability of NOLs. If we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

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

(b)

There has been no change in the Company’s internal control over financial reporting during the quarter ended June  30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We and our operating subsidiaries are often required to engage in litigation to enforce our patents and patent rights. Please see Item 2 “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations”, for a description of the significant patent litigation events involving the Company and its subsidiaries during the quarter.

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

Our patent licensing business has generated minimal revenues and we have relied on our cash and investments to fund our operations. As of June 30, 2016 our cash and cash equivalents totaled $1.1 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $3.0 million, which are due in 2016. We have implemented certain expense reductions and we have discussed restructuring our long term liabilities with the note holder, but there can be no assurance that the discussions will be successful. We cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. As a result, we anticipate that our cash will be insufficient to fund our operations through year end 2016. Accordingly, we have initiated discussions with various firms about potential financing alternatives, including a non-recourse alternative based on the outcome of specific patent infringement litigation, but there can be no assurance that these discussions will be successful. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then- current stockholders would be reduced. In addition, issuance of a significant number of new shares of our common stock could result in an ownership change under Section 382 of the Code, resulting in a substantial reduction in the usability of NOLs. If we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

Our revenues are unpredictable.

In 2015, we received a one-time payment in the amount of $700,000 in connection with our patent licensing and enforcement business. Other than this $700,000 payment, we have not generated any revenues since the closing of our asset sale to Bankrate, Inc. on December 21, 2011. We expect that future revenues from the patent licensing business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent enforcement litigation. In addition, defendants will often choose to appeal an adverse damage award, which will delay our receipt of revenue. For example, a jury awarded our subsidiary, Prism Technologies, LLC, $30 million in a patent infringement suit against Sprint Spectrum, LP. No amount has been paid as of the date of this report and the case has been appealed. We will continue to incur salary, legal and other expenses of operating our business and our results of operations and financial condition will be materially, adversely affected if we fail to effectively manage overhead costs associated with patent licensing and enforcing patented technologies, become involved in expensive litigation or settlement proceedings (which may or may not have successful outcomes) or the patent licensing business does not perform to our expectations.

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

It is difficult to predict the outcome of patent enforcement litigation at the trial level because juries and trial judges may find it hard to understand complex, patented technologies. As a result, there is a higher rate of successful appeals in patent enforcement litigation than other business litigation. Such appeals are expensive and time-consuming and result in increased costs and delayed revenue. Although we may diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

Our acquisition of patent portfolios may not be successful.

A substantial portion of the patent assets of Prism and its subsidiaries were acquired from third parties. We expect to continue to build our patent portfolio by acquisitions from third parties. The terms of any acquisition may require us to pay cash upfront, share a portion of future licensing proceeds, or both. Such acquisitions are subject to numerous risks, including the following:

●	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

●	difficulty in accurately forecasting financial and other benefits of the specific acquisition;

●	diversion of our management’s attention from other business concerns; and

●	failure of our due diligence process to identify significant issues with respect to patented technologies and patent portfolios, and other legal and financial contingencies.

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

We expect to encounter competition in the area of patent acquisition, including competition from venture capital firms and patent aggregators. Most of these competitors have more financial and human resources than we do. Our market share in one or more technology industries may be reduced as more companies seek to acquire these technologies, which could adversely impact our future revenue generation.

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

As disclosed above in “Item 1.—Business,” on the Closing Date, we completed a merger with Prism, with Prism becoming our wholly-owned subsidiary. We may not be able to realize the expected potential value and benefits created by the Merger due to many factors, including the unpredictable nature of patent litigation. Based on our evaluation of the recoverability of the asset recorded in connection with this transaction, we determined that the carrying value of the asset was in excess of fair value and therefore recorded impairment charges. For more information, see Note 8 to our Combined Consolidated Financial Statements.

If we are unable to make the payments on the notes assumed in connection with the Merger, our business and financial condition would be materially and adversely affected.

As part of the Merger, we assumed $3.6 million in two discounted non-interest bearing notes payable, due in four semi-annual installments of $1,000,000 from June 2015 to December 2016. The notes include imputed interest of 12.0% per annum based on management’s assumptions about the risk associated with satisfying the payment obligations, including the fact that certain patents sere as security for the notes. The installment payment due on December 31, 2015 was deferred to June 30, 2016 with the consent of the note holder. We have not paid the installments due in June 2016, but we have discussed restructuring the notes payable with the notes holder. If we fail to negotiate a restructuring of the notes and do not pay any installment due, the note holder may assert the right to accelerate the entire outstanding balance, impose additional late charges, or contest our ownership of the patents serving as collateral. Any of these actions could result in additional expenses or delay revenues and our business would be materially harmed.

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

Subject to certain conditions, in connection with the Merger we agreed to make future earnout payments to the members of Prism immediately prior to the Merger. An “Earnout Event” is defined in the merger agreement as receipt by Prism of any amount more than $16.5 million, minus the cash balance of Prism as of the Closing Date (the “Sharing Threshold”), in Prism Patent Proceeds from lawsuits filed by Prism on or prior to the Closing Date (“Open Suits”). “Prism Patent Proceeds” include total cash recoveries from litigation or settlement, royalties, license fees and proceeds from patent sales actually received by Prism in connection with its business; minus costs, expenses and fees associated with the production of such revenue (including sales commissions, attorneys’ contingency fees, expert fees and deferred purchase amounts paid to third parties); minus Prism cash operating expenses other than amortization and other noncash expenses for the applicable measurement period. Upon the occurrence of an Earnout Event, an earnout payment in cash equal to 70% of the amount of Prism Patent Proceeds from Open Suits exceeding the Sharing Threshold shall be paid to the former members of Prism, provided, however, that the aggregate amount of such earnout payments, including certain permitted pre-closing distributions, shall not exceed $55 million. As of June 30, 2016, such permitted pre-closing distributions were approximately $5.5 million, resulting in a maximum potential earnout payment of approximately $49.5 million.

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

Potential changes to certain U.S. laws, rules and regulations may occur in the future, some or all of which may affect our research and development investments, patent prosecution costs, the scope of future patent coverage we secure, remedies that we may be entitled to in patent litigation, and attorneys’ fees or other remedies that could be sought against us, and may require us to reevaluate and modify our research and development activities and patent prosecution, licensing and enforcement strategies. The U.S. Congress is considering multiple patent reform measures, including bills that would implement heightened pleadings requirements, fee-shifting, limitations on discovery, disclosure of real party-in-interest information and stays of customer suits. If passed, such bills could significantly increase the cost and risk of patent enforcement litigation. There can be no assurance that these bills, or similar future legislative developments, will not have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock has been volatile. During the period from January 1, 2015 through June 30, 2016, the trading price per share of our common stock ranged from a high of $3.40 to a low of $0.14. The trading price of our common stock may be significantly affected by factors including actual or anticipated operating results, announcements regarding licensing or litigation developments, disputes concerning the validity of one or more of our patents, our limited trading volume and expectations regarding our future cash reserves. Any negative change in the public’s perception of the prospects of the patent licensing business could also depress our stock price regardless of our results.

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

Dated: August 15, 2016	PRISM TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer