Form 10-K/A
period 2015-12-31
Prism Technologies Group, Inc.
filed 2016-11-08
CIK 1077370

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

Outstanding shares of registrant’s common stock, $0.001 par value, as of October 24, 2016: 10,073,688

Explanatory Note

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K/A, the terms “we,” “our”, “us”, ”the Company”, and “Prism Group” refers to Prism Technologies Group, Inc. and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

On April 15, 2016, Prism Technologies Group, Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2015 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III and IV of Form 10-K.

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

PRISM TECHNOLOGIES GROUP, INC.

Annual Report on Form 10-K

Amendment 1

For the Fiscal Year Ended December 31, 2015

PART III

Item 10.  Executive Officers, Directors and Corporate Governance.

Management

Executive Officers of Prism Group.

As of October 31, 2016, Prism Group’s executive officers were as follows:

Name	Position With Prism Group	Age
Hussein A. Enan	Chairman of the Board and Chief Executive Officer	71
Gregory J. Duman[1]	President, Prism Technologies, LLC	61
L. Eric Loewe	SVP, General Counsel and Secretary	59
Steven J. Yasuda	Chief Financial Officer and Chief Accounting Officer	49

1.	Mr. Duman became an executive officer on March 26, 2015 in connection with the acquisition of Prism Technologies, LLC.

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

None of Prism Group’s executive officers have been involved in a legal proceeding described in Item 401 of Regulation S-K within the last ten years.

Directors of Prism Group.

As of October 31, 2016, Prism Group’s Board of Directors is as follows:

Name	Position with Prism Group	Age	Director Since
Class I director whose term expires at the 2018 Annual Meeting of Stockholders:
Hussein A. Enan	Chairman of the Board	71	1995

Class II directors whose term expires at the 2016 Annual Meeting of Stockholders:
James M. Corroon(1)(2)(3)	Vice Chairman of the Board	77	1996

Class III directors whose term expires at the 2017 Annual Meeting of Stockholders:
Dennis H. Chookaszian(1)(2)(3)	Director	73	2003
Gregory J. Duman	Director	61	2015

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

A description of Mr. Enan’s and Mr. Duman’s background and experience can be found in the section titled “Executive Officers

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

Dennis H. Chookaszian has been a director of Prism Group since April 2003. From November 1999 until he retired in February 2001, Mr. Chookaszian was Chairman and Chief Executive Officer of mPower Advisors, L.L.C., a financial advice provider focused on the online management of 401(k) plans. From September 1992 to February 1999, Mr. Chookaszian served as Chairman and Chief Executive Officer of the CNA insurance company, and prior to that held the positions of President and Chief Operating Officer (1990-1992) and Chief Financial Officer (1975-1990), respectively, of that company. Mr. Chookaszian serves on the boards of the Chicago Mercantile Exchange, and Career Education Corporation, a postsecondary education provider. Mr. Chookaszian served as chairman of the Financial Accounting Standards Advisory Council from January 2007 to December 2011. Mr. Chookaszian’s experience as a director of other public companies, combined with his knowledge of financial reporting, led the Board to conclude that he should serve as a director.

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

Results of 2016 Annual Meeting

We will announce preliminary voting results at the annual meeting and will publish final results in a Current Report on Form 8-K that we expect to file with the SEC within four business days after the 2016 annual meeting. If final voting results are not available to us in time to file a Form 8-K with the SEC within four business days after the 2016 annual meeting, we intend to file a Form 8-K to disclose preliminary voting results and, within four business days after the final results are known, we will file an additional Form 8-K with the SEC to disclose the final voting results.

Board Structure and Role

By resolution adopted by the Company’s Board of Directors on March 26, 2015, the size of the Company’s board was immediately increased and fixed at five, with one Class I director, two Class II directors and two Class III directors.

Mr. Hussein A. Enan serves as Chief Executive Officer and Chairman of the Board of Directors. At this stage of development of our patent licensing business, the Board believes that Prism Group is best served by a Chairman who is involved with the Company’s operations on a full-time basis and is therefore able to bring great depth of knowledge about the Company to this role. In addition, Mr. Gregory J. Duman serves as a Director of Prism Group and also is President of Prism Technologies, LLC, a wholly owned operating subsidiary that was acquired in March 2015. The Board does not have a designated lead independent director.

The Board of Directors and its committees have an active role in overseeing the management of the Company’s operations. At each regularly scheduled board meeting, management presents to the Board of Directors relevant information regarding our current operations and risks. In addition, each of the committees considers the risks within its areas of responsibility. The Board and the Audit Committee each receive regular reports on the status of the Company's internal controls and each reviews key operational risks periodically. The Audit Committee regularly meets in executive session without the executive officers. The Compensation Committee and the Board periodically reviews senior executive officer compensation arrangements and the compensation policies and practices for non-executive employees and analyze the compensation incentives, potential risks, and factors to mitigate such potential risks. The Compensation Committee and the Board have determined that our executive compensation program, as well as our compensation policies and practices for non-executive employees, do not encourage senior executives or non-executive employees to take unnecessary and excessive risks that threaten the value of the Company. Based on this review, the Compensation Committee and the Board concluded that the Company’s programs, policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Board Meetings and Committees

During the year ended December 31, 2015, the Board of Directors held seven meetings. During that period, the Audit Committee of the Board held four meetings, the Compensation Committee of the Board held three meetings, and the Nominating Committee of the Board held one meeting. All directors attended or participated in more than 75% of the total number of meetings of the Board and any of the committees of the Board on which such director served during that period.

Audit Committee. The current members of the Audit Committee are Messrs. Corroon and Chookaszian. Mr. Thomas Orr served as chairman of the committee and was the audit committee financial expert under the rules of the SEC until his death in October 2016. The Board of Directors has determined that each of the members of the Audit Committee is independent for purposes of the Nasdaq Marketplace Rules as they apply to audit committee members. The Board of Directors has also determined that Mr. Orr is an “audit committee financial expert,” as defined in the rules of the SEC. More information about each member of the Audit Committee can be found below in the section titled “Directors of Prism Group.”

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

Compensation Committee.     The current members of the Compensation Committee are Messrs. Chookaszian and Corroon. Mr. Orr was a member of the Compensation Committee until his death in October 2016, Mr. Chookaszian is chairman of the committee. The Compensation Committee reviews and determines the salary and bonus criteria of and stock option grants to all executive officers. The Board of Directors has determined that all members of the Compensation Committee are independent for purposes of the Nasdaq Marketplace Rules. More information about each member of the Compensation Committee can be found below in the section titled “Directors of Prism Group.”

For additional information about the functions of the Compensation Committee, see “Executive and Director Compensation” below.

Nominating Committee.     The current members of the Nominating Committee are Messrs. Corroon and Chookaszian. Mr. Orr was a member of the Nominating Committee until his death in October 2016. The Board of Directors has determined that all members of the Nominating Committee are independent for purposes of the Nasdaq Marketplace Rules. Mr. Corroon currently is chairman of the committee. More information about each member of the Nominating Committee can be found below in the section titled “Directors of Prism Group.”

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

916-932-2860

Communications from our stockholders received as indicated above will be forwarded to the indicated director or directors unless the communication is primarily commercial in nature or relates to an improper or irrelevant topic.

We do not have a policy regarding directors’ attendance at annual meetings. All directors attended the 2015 Annual Meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires ’s executive officers, directors and persons who beneficially own more than 10% of Prism Group’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish Prism Group with copies of all Section 16(a) forms filed by such persons. Based on a review of reports furnished to Prism Group and representations from certain reporting persons, Prism Group believes that all reports required under Section 16(a) during the year ended December 31, 2015 were timely filed, except that the initial report on Form 3 for Mr. Gregory Duman was filed late.

Item 11. Executive Compensation.

The Compensation Committee is authorized by the Board of Directors to review and approve annual performance objectives and goals relevant to compensation for the Chief Executive Officer and evaluate the performance of the Chief Executive Officer in light of these goals and objectives. In setting such objectives, the Compensation Committee is directed to consider the Company’s performance and relative stockholder return, the value of similar incentive awards to chief executive officers at comparable companies, and the awards given to the Company’s Chief Executive Officer in past years. The Compensation Committee is also directed to periodically review and advise the Board concerning both regional and industry wide compensation practices and trends in order to assess the adequacy and competitiveness of the Company’s compensation programs for the CEO, other executive officers and directors relative to comparable companies in the Company’s industry. Neither management nor the Compensation Committee engaged the services of a compensation consultant during the years ended December 31, 2015 and December 31, 2014.

Summary Compensation Information

The following table presents certain summary information concerning compensation paid or accrued by Prism Group for services rendered in all capacities during the years ended December 31, 2015 and December 31, 2014 for the Chief Executive Officer, the Senior Vice President, General Counsel and Secretary and the Chief Financial Officer and Chief Accounting Officer (the “Named Executive Officers”).

Mr. Loewe, Prism Group’s General Counsel and Secretary, is a participant in the Prism Group Executive Retention and Severance Plan approved by the Board of Directors on June 14, 2004 and revised on December 22, 2008. Mr. Loewe would be entitled to receive cash severance payments and health and medical benefits in the event his employment is terminated by Prism Group without cause or by Mr. Loewe for good reason No severance payments or benefits are provided for Mr. Loewe in the event of death or disability.

Subsequent Compensation Changes

As previously disclosed, on September 1, 2016, the Compensation Committee (the “Compensation Committee”) our Board of Directors approved an Incentive Compensation Plan (“Plan”) for the Company’s executive officers, directors and employees. The purpose of the Plan is to incent employees to generate operations-related cash flow for the Company as quickly as possible by pursuing strategic revenue opportunities and prudent expense reductions. The Plan in general is effective September 1, 2016; however, individual Participants may opt in at any time beginning after the Plan effective date.

A payout under the Plan is contingent on the Company attaining cumulative Net Cash Flow (NCF) of at least $5 million beginning September 1, 2016. NCF is the cumulative difference between (i) cash received from revenue sources, and (ii) cash operating expenses. The amount of incentive compensation available to any Participant is equal to 1.5 times the amount of his cumulative compensation reduction measured between the date of participation through the payout date. Plan payouts will be made only when the NCF target is 100% achieved; there are no intermediate or partial payouts.

The Company’s four executive officers agreed to participate in the Plan, effective September 2, 2016, and their new cash compensation is shown in the following table:

Name	Previous Salary	New Salary
Hussein A. Enan, CEO	$300,000	$12
Gregory J. Duman, President – Prism LLC	$200,000	$100,000
Steven J. Yasuda, CFO and CAO	$175,000	$100,000
L. Eric Loewe, SVP, General Counsel and Secretary	$240,000	$90,000

In addition, each of the Company’s non-employee directors has elected to participate in the plan and reduce their annual retainers for service on the Board to zero.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All other Compensation(2)	Total
Hussein A. Enan	2015	$300,000	$—	$8,811	$15,524	$324,335
Chairman of the Board, Chief Executive Officer	2014	$300,000	$—	$—	$9,075	$309,075
Gregory J. Duman (3)	2015	$153,077	$—	$14,661	$8,978	$176,716
President
L. Eric Loewe	2015	$232,380	$—	$42,544	$3,457	$278,381
Senior Vice President, Secretary and General Counsel	2014	$218,360	$—	$—	$2,597	$220,957
Steven J. Yasuda	2015	$175,000	$—	$17,018	$1,206	$193,224
Chief Financial Officer and Chief Accounting Officer	2014	$127,315	$—	$—	$1,116	$128,431

(1)

Valuation based on the dollar amount of option grants (see “Grant of Plan-Based Awards” below) recognized for reporting the aggregate fair value of the award computed in accordance with ASC 718 with respect to the 2015 plan year. The assumptions used by the Company with respect to the valuation of option grants are set forth in “Consolidated Financial Statements—Notes to Financial Statements—Note 3—Share Based Payments,” which appear in Prism Group’s Annual Report on Form 10-K.

(2)	Represents Prism Group health and term life benefits.

(3)	Represents compensation as of March 26, 2015, in connection with the acquisition of Prism Technologies, LLC.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding option plan awards for each of the named executive officers at the fiscal year-end as of December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Options (#) Exercisable(1)	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Hussein A. Enan	6,250	68,750	$2.76	6/11/2020
Gregory J. Duman	9,376	103,124	$2.68	3/26/2020
L. Eric Loewe	54,167	45,833	$2.76	6/11/2020
Steven J. Yasuda	21,667	18,333	$2.76	6/11/2020

(1) Options granted under the above plans are priced at the common stock’s fair market value on the date of grant and generally vest immediately, cliff vest or ratably over the requisite service period. A portion of the option awards granted in 2015 were also subject to performance conditions for the 2015, 2016 and 2017 plan years with fair market values of $54,400, $48,400, $59,800 and $23,900 for Hussein A. Enan, Gregory J. Duman, L. Eric Loewe and Steven J. Yasuda respectively. The option performance awards relating to the 2015 plan year met certain performance criteria and therefore 50% of these option awards were vested.

Director Compensation

The following table presents the compensation paid to each member of the Board of Directors during the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash	Option Awards(1)	All other Compensation	Total
Dennis H. Chookaszian	$20,000	$4,274	$—	$24,274
James M. Corroon	$20,000	$4,274	$—	$24,274
Thomas W. Orr	$30,000	$4,274	$—	$34,274

(1)

Valuation based on the dollar amount of option grants recognized for reporting the aggregate fair value of the award computed in accordance with ASC 718 with respect to fiscal year 2015. The assumptions used by us with respect to the valuation of option grants are set forth in “Consolidated Financial Statements—Notes to Financial Statements—Note 3—Share-Based Payments” in Prism Group’s Annual Report on Form 10-K.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	180,000	$2.99	1,001,000
Equity compensation plans not approved by security holders	—	—	—

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 31, 2016, certain information with respect to the beneficial ownership of Prism Group’s common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of Prism Group’s common stock, (ii) each director of Prism Group, (iii) the executive officers of Prism Group, and (iv) all current directors and executive officers of Prism Group as a group.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Common Stock Outstanding(2)
5% Stockholders
Prism Resources(3)	615,387	6.0%
Directors and Executive Officers
Hussein A. Enan(4)	1,929,572	18.7%
James M. Corroon(5)	28,521	* %
Dennis H. Chookaszian(6)	324,288	3.2%
Thomas W. Orr(7)	116,036	1.1%
Gregory J. Duman(8)	301,375	2.9%
L. Eric Loewe(9)	181,103	1.8%
Steven J. Yasuda(10)	60,400	* %
Current directors and executive officers as a group (7 persons )(11)	2,941,295	28.6%

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

(2)

Percent of Common Stock Outstanding is calculated utilizing 10,073,688 shares outstanding, which is the sum of the number of the Company's outstanding shares as of October 31, 2016 and the number of options held by the named beneficial owners that become exercisable within 60 days thereafter.

(3)	The address of Prism Resources, Inc. is 21441 Skyridge Road, Elkhorn, NE 68022.

(4)

Includes 1,904,572 shares held by the Enan Family Trust, a revocable trust. Mr. Enan and Mr. Enan’s spouse are co-trustees of the Enan Family trust. Also includes 25,000 shares subject to options exercisable within 60 days following October 31, 2016.

(5)	Includes 20,000 shares subject to options exercisable within 60 days following October 31, 2016.

(6)	Includes 416 shares held by Mr. Chookaszian’s spouse, which he disclaims beneficial ownership of. Also includes 20,000 shares subject to options exercisable within 60 days following October 31, 2016.

(7)	Includes 20,000 shares subject to options exercisable within 60 days following October 31, 2016.

(8)	Includes 42,189 shares subject to options exercisable within 60 days following October 31, 2016.

(9)	Includes 66,668 shares subject to options exercisable within 60 days following October 31, 2016.

(10)	Includes 26,668 shares subject to options exercisable within 60 days following October 31, 2016.

(11)	Includes 220,525 shares subject to options exercisable within 60 days following October 31, 2016.

Item 13.  Certain Relationships, Related Transactions and Director Independence.

Related Person Transaction Review Policies

 The Audit Committee is provided authority under its charter to review and approve any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties. There were no related-party transactions in the year ended December 31, 2015.

The Board of Directors has determined that, other than Mr. Enan and Mr. Duman, each of the members of the Board is an independent director for purposes of the Nasdaq Marketplace Rules. None of Prism Group’s directors have been involved in a legal proceeding described in Item 401 of Regulation S-K within the last ten years.

Item 14.  Principal Accountant Fees and Services.

  INDEPENDENT AUDITOR FEE INFORMATION

The following table sets forth the aggregate fees billed to Prism Group for the years ended December 31, 2015 and 2014 by Prism Group’s principal accounting firm, Ernst & Young LLP:

	2015	2014
Audit Fees(1)	$275,200	$198,200
Audit-Related Fees(2)	—	—
Tax Fees(3)	60,000	105,700
All Other Fees	—	—
	$335,200	$303,900

(1)	Audit fees consist of fees billed for services related to the audit of Prism Group’s consolidated financial statements (including required quarterly reviews) and accounting consultations.

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

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the chair of the Audit Committee the authority to approve permitted services, provided that the chair reports any decisions to the Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all services provided to the Company by Ernst & Young in 2015.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

3.             Exhibits:

See Index to Exhibits. The Exhibits listed in the accompanying Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2016.

PRISM TECHNOLOGIES GROUP, INC.

By:	/s/ HUSSEIN A. ENAN
Hussein A. Enan Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive Officer	November 7, 2016
Hussein A. Enan

/s/ STEVEN J. YASUDA	Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)	November 7, 2016
Steven J. Yasuda

/s/ JAMES M. CORROON	Vice Chairman of the Board	November 7, 2016
James M. Corroon

/s/ DENNIS H. CHOOKASZIAN	Director	November 7, 2016
Dennis H. Chookaszian

/s/ GREGORY J. DUMAN	Director	November 7, 2016
Gregory J. Duman

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

3.3	Bylaws of the Company (Incorporated by reference herein to exhibit 3.2 to Company’s Registration Statement on Form S-1 (File No. 333-78095), as amended, as filed with the SEC on May 7, 1999).
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

10.1*

Form of Indemnification Agreement between the Company and the Company’s directors and officers. (Incorporated by reference herein to exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-78095), as amended, as filed with the SEC on July 21, 1999).

10.2*	1997 Stock Option Plan (Incorporated by reference herein to exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-78095), as amended, as filed with the SEC on July 21, 1999).
10.3*

1999 Employee Stock Purchase Plan (Incorporated by reference herein to exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-78095), as amended, as filed with the SEC on May 7, 1999).

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

10.8

Employment Agreement between the Company and Gregory J. Duman dated March 20, 2015. (Incorporated by reference herein to exhibit 10.1 to the Company’s Current report on Form 8-K as filed with the SEC on March 30, 2015).

10.9

Non-competition agreement between the Company and Gregory J. Duman dated March 20, 2015. (Incorporated by reference herein to exhibit 10.1 to the Company’s Current report on Form 8-K as filed with the SEC on March 30, 2015).

14.1

Code of Business Conduct and Ethics (Incorporated by reference herein to exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the SEC on March 29, 2004.

21.1†	Subsidiaries of Company.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1√	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2√	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1√	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	Extensible Business Reporting Language (XBRL)**

†	Filed with our Original Form 10-K filed with the Securities and Exchange Commission on April 15, 2016.
√	Included in this filing.
*	Constitutes a management contract or a compensatory plan or arrangement.
**

XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.