Form 10-Q
period 2016-09-30
Prism Technologies Group, Inc.
filed 2016-11-14
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on October 31, 2016 were 10,073,688 shares.

FORM 10-Q

PRISM TECHNOLOGIES GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$397	$1,756
Short-term investments	-	1,494
Restricted cash equivalents	400	600
Prepaid expenses and other current assets	535	639
Total current assets	1,332	4,489

Intangible assets	16,200	24,694
Goodwill	54	54
Other assets	22	63
Total assets	$17,608	$29,300

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$285	$267
Accrued expenses	331	575
Accrued contingent consideration, current	-	3,525
Notes payable, current	3,097	2,838
Total current liabilities	3,713	7,205

Accrued contingent consideration, non-current	11,464	9,704
Accrued lease obligation, non-current	-	49
Income tax liability	-	101
Other liabilities	45	45
Total liabilities	15,222	17,104

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	15	15
Paid-in capital	231,351	231,294
Treasury stock	(10,323)	(10,323)
Accumulated deficit	(218,657)	(208,790)
Total stockholders’ equity	2,386	12,196
Total liabilities and stockholders’ equity	$17,608	$29,300

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$-	$700	$-	$700
Cost of Revenues	-	210	-	210
Gross Margin	-	490	-	490

Operating expenses:
General and administrative	924	986	3,014	2,974
Depreciation and amortization	1,920	4,246	6,285	8,772
Impairment of long-lived assets	-	-	2,209	-
Total operating expenses	2,844	5,232	11,508	11,746
Loss from operations	(2,844)	(4,742)	(11,508)	(11,256)
Other income	11	3	2,050	12
Interest expense	(167)	(293)	(510)	(628)
Net loss before income taxes	(3,000)	(5,032)	(9,968)	(11,872)
Income tax benefit	101	-	101	-
Net loss	(2,899)	(5,032)	(9,867)	(11,872)

Net loss per share:
Basic and diluted	$(0.29)	$(0.50)	$(0.98)	$(1.32)

Shares used in computing per share amounts
Basic and diluted	10,074	10,074	10,074	8,997

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net loss	$(2,899)	$(5,032)	$(9,867)	$(11,872)
Comprehensive loss	$(2,899)	(5,032)	$(9,867)	$(11,872)

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,867)	$(11,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	57	127
Depreciation and amortization	6,285	8,772
Impairment of long-lived assets	2,209	-
Imputed interest expense on contingent consideration	246	437
Imputed interest expense on notes payable	259	189
Gain on revaluation of contingent consideration	(2,011)	-
Net changes in operating assets and liabilities:
Prepaid expenses and other assets	145	(423)
Accounts payable	18	(434)
Accrued expenses	(293)	(140)
Income tax benefit	(101)	-
Net cash used in operating activities	(3,053)	(3,344)

Cash flows from investing activities:
Purchase of Prism LLC, net of cash acquired	-	(16,131)
Redemptions of short-term investments	1,494	-
Redemptions of restricted cash equivalents	200	200
Net cash provided by (used in) investing activities	1,694	(15,931)

Cash flows from financing activities:
Repayment of note payable	-	(1,000)
Net cash used in financing activities	-	(1,000)

Net decrease in cash and cash equivalents	(1,359)	(20,275
Cash and cash equivalents, beginning of period	1,756	23,137
Cash and cash equivalents, end of period	$397	$2,862

Supplemental disclosures of cash flow information and non-cash transactions:

In connection with its acquisition of Prism, the Company assumed liabilities and issued common stock as follows:

Cash paid for acquisition as of September 30, 2015	$16,500
Contingent consideration	32,411
Issuance of common stock	9,380
Value of net assets acquired	$58,291

Liabilities assumed	$3,611

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 and 2015 and of cash flows for the nine months ended September 30, 2016 and 2015. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any future period.

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

Going Concern

As of September 30, 2016, our cash and cash equivalents totaled $0.4 million, and we are unable to estimate if or when we will receive revenues from our operations due to the uncertainty associated with patent litigation. We have notes payable of $3.1 million, which are due in 2016. As previously reported, on September 15, 2016, the officers and directors agreed to substantially reduce their salaries, which is our single largest use of operating cash. In addition, we expect to receive approximately $350,000 in February 2017 from the release of the security deposit related to our former headquarters in Rancho Cordova, CA. However, unless we are able to restructure our long term liabilities, further reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations past the fourth quarter of 2016. Accordingly, we have initiated discussions with various third parties about potential financing alternatives, including a non-recourse financing alternative based on the outcome of specific patent infringement activities. But there can be no assurance that these discussions will be successful. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. In addition, issuance of a significant number of new shares of our common stock could result in an ownership change under Section 382 of the Code, resulting in a substantial reduction in the usability of NOLs. If we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Summary of Significant Accounting Policies (continued)

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Summary of Significant Accounting Policies (continued)

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Summary of Significant Accounting Policies (continued)

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

As of the Closing Date, the estimated fair values of the Prism LLC purchase price is comprised of the following (in thousands):

Consideration paid on the Closing Date:
Cash payment (portion of $16.5 million cash consideration)	$1,343
Common stock	9,380

Consideration paid after the Closing Date:
Payable to former Prism LLC shareholders (remaining portion of $16.5 million cash consideration paid in April, 2015)	15,157
Contingent consideration expected to be paid	49,500
Discount on contingent consideration	(17,089)
Total purchase price	$58,291

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

The Company incurred approximately $0 in acquisition-related expenses for the three and nine months ended September 30, 2016 and $0 and $219,000 for the three and nine months September 30, 2015, respectively. These costs are included in the consolidated statement of operations in general and administrative operating expenses for the three and nine months ended September 30, 2015.

4.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of September 30, 2016 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$209	$209	$—	$—
Restricted cash equivalents	400	400	—	—
Total assets at fair value	$609	$609	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,613	$1,613	$—	$—
Short-term investments	1,494	1,494	—	—
Restricted cash equivalents	600	600	—	—
Total assets at fair value	$3,707	$3,707	$—	$—

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.  Fair Value Measurements (continued)

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

5. Restricted Cash Equivalents

As of September 30, 2016 and December 31, 2015, restricted cash equivalents consisted of $0.4 million and $0.6 million respectively. A portion of the cash equivalents is used as collateral for a letter of credit of the same amount which secures our remaining rent obligations under the office space lease for our former corporate headquarters.

6. Other Assets

Prism owns several life insurance policies (also referred to as “life settlement contracts”). These life settlement contracts were acquired through a broker and are part of the assets we acquired in the Merger. A life settlement contract is the payment of cash to an insured in return for an assignment of ownership or beneficial interest in, and the right to receive the value of, a life insurance policy upon the death of the insured. In 2015, the Company and Prism LLC paid $51,000 in premiums on these life settlement contracts and anticipates paying $38,000 for each of the five succeeding fiscal years to keep the life settlement contracts in force. The reduction in premiums was due to the sale of two life insurance policies mentioned below.

Life settlement contracts are preliminarily recorded at cash surrender value, with premium payments expensed as incurred. The policies are not subject to amortization; however, we analyze the carrying value for the impairment annually. Based upon our analysis, no impairment was noted for the three months ended September 30, 2016. In June and July 2016, two life insurance policies were sold with net proceeds of $26,000 and $11,000 respectively.

Life settlement contracts consist of the following at September 30, 2016 (in thousands):

	September 30, 2016	December 31, 2015
Number of individual life insurance policies held	4	6
Aggregate face/maturity value of all policies	$1,800	$2,200
Cash surrender value of all policies	$18	$58

7. Intangible Assets

Intangible assets, net, include the following amounts (in thousands):

	September 30, 2016	December 31, 2015
Goodwill	$54	$54
Patent portfolio	34,030	35,819
Covenant not to compete	1,332	1,752
Total goodwill and other intangible assets	35,416	37,625
Accumulated amortization patent portfolio	(18,217)	(12,249)
Accumulated amortization covenant not to compete	(945)	(628)
Total goodwill and other intangible assets, net	$16,254	$24,748

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

Acquisition-related intangible assets are amortized using the straight-line method over their estimated economic lives from 3 to 4.5 years. As of September 30, 2016, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 1.84 years.

As of September 30, 2016, the Company expects to record $1.9 million in acquisition-related amortization expense for the remaining three months of 2016. In addition, future amortization of acquisition-related intangibles that will be recorded in the Consolidated Statement of Operations is estimated as follows (in thousands):

Year Ended December 31,
2017	$7,684
2018	5,780
2019	815
2020	—
Thereafter	—
Total	$14,279

8.	Impairment of long-lived assets

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

As previously reported, the Company reassessed the recoverability of the patent assets and recorded the following impairment charges:

●

In the fourth quarter of 2015, the Company recorded impairment charges of $23.8 million. As a result of the recorded impairment charges, the carrying value of the covenant not to compete and the patent portfolio were decreased by $0.7 million and $22.7 million, respectively. The fair value of the acquired asset was based on estimated future cash flows to be generated from the patent portfolio to be received from Prism by the Company, discounted using a rate commensurate with the risk involved.

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

●

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

The delays in the litigation process noted in the second quarter of 2016 resulted in a reduction of the contingent consideration liability in connection with the Merger by comparing the estimated future undiscounted cash flows expected to be generated relating to this liability to its carrying amount. As a result of the delay in forecasted revenues, the fair value of the contingent consideration liabilities were adjusted by $2.0 million, based upon the deferral of cash flows on the balance sheet as of June 30, 2016.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015

Accrued lease obligations	$86	$194
Maxim arbitration award	-	381
Payroll accrual	167	-
Incentive compensation accrual	78	-
Total accrued expenses	$331	$575

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

The aggregate maturities of the notes payable as of September 30, 2016 are as follows (in thousands):

Year Ending December 31,
2016	$3,190
Less imputed interest	(93)
Fair Value	$3,097

The installment payments due on December 31, 2015 and June 30, 2016 have not been paid as of the date of this report. The Company has postponed payments of the note payable based upon permission from the note holder.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(2,899)	$(5,032)	$(9,867)	$(11,872)

Denominator for net loss per share:
Basic and diluted —weighted average shares of common stock outstanding	10,074	10,074	10,074	8,997

Net loss per share:
Basic and diluted	$(0.29)	$(0.50)	$(0.98)	$(1.32)

Potentially dilutive securities are not included in the diluted net loss calculation, because we had a net loss from operations, net of tax. There were no antidilutive securities to include in the calculation above for employee stock options and non-employee directors to purchase shares for the three and nine months ended September 30, 2016 and for the comparable periods in 2015.

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

We have a non-cancelable through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our headquarters until May 2013. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, we subleased this space for the remainder of our term. The monthly sublease rent is less than our rent obligation to the landlord. As of September 30, 2016, we expect to receive $57,000 from the sub-lessee for the remainder of our lease.

13. Legal Proceedings

On June 23, 2015, Prism won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). At the end of a seven-day trial in Omaha, Nebraska, the jury in the United States District Court (“USDC”) for the District of Nebraska found that Sprint’s network systems and methods infringe multiple claims of Prism’s U.S. Patent Nos. 8,387,155 and 8,127,345. Prism was awarded trial damages of $30 million. No portion of the judgment has been paid by Sprint, and approximately $2 million of post judgment interest has accrued as of the date of this Quarterly Report on Form 10-Q. Sprint has appealed the jury verdict and Prism has appealed the District Court’s ruling that the jury verdict included amounts for future infringement. Briefing for the appeal has concluded and oral argument is scheduled for December 8, 2016.

On October 30, 2015, a jury found that T-Mobile USA, Inc. did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. On April 6, 2016, the District Court denied T-Mobile’s motion for judgment as a matter of law and its motion for attorney fees; the court also denied Prism’s motion for judgment as a matter of law and its motion for a new trial. On July 11, 2016, Prism filed an appeal with the U.S. Court of Appeals for the Federal Circuit, arguing that a new trial is necessary because T-Mobile’s non-infringement arguments at trial were improper, highly misleading and contrary to the court’s claim construction order. T-Mobile also has appealed, arguing that the patents-in-suit are invalid and requesting attorneys fees.

On July 21, 2016, the U.S. District Court for the Eastern District of Texas held a claim construction hearing in Secure Axcess, LLC v. HP Enterprise Services, LLC. The parties participated in a mediation on November 9, 2016, which has resulted in a settlement of the litigation. The Company does not expect the settlement to have a material impact on our cash position or results of operations.

14. Equity and Stock Options

As of September 30, 2016, there was $116,000 in unrecognized compensation cost for all stock options outstanding under the Company’s stock option plans. A portion of the unrecognized compensation cost relates to options to purchase 500,000 shares of common stock to five executive officers of Prism LLC under employment agreements executed in connection with the Merger. The exercise price of all of the options granted to the executive officers of Prism LLC is $2.68. One-half of the options granted to each such executive officer is serviced based and vest as follows: (i) 33.33% will vest upon the first anniversary of the first date of employment, and (ii) 1/24 of the remaining 66.67% will vest at the end of each of the 24 months following such anniversary, so long as the individual remains employed pursuant to the terms of his or her employment agreement.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14. Equity and Stock Options (continued)

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

For the performance based options noted above, in accordance with ASC 718 “Compensation – Stock Compensation.”, a performance condition must be met for the award to vest and compensation cost will be recognized only if the performance condition is satisfied. The performance based option vesting criteria uses a tiered vesting structure between 0% to 100% based upon a comparison of annual licensing and enforcement outcomes to an annual target approved by the Company’s board of directors. The 2016 and 2017 financial targets have not been set by the Company’s board of directors, therefore no compensation costs are required to be recorded. When we are able to assess the probability of achieving target levels, the fair value will be calculated at that time. As of September 30, 2016, 50% of the 2015 performance-based options have been vested.

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

The Company recognized $19,000 and $57,000 in stock compensation expense for the three and nine months ended September 30, 2016, respectively, and $32,000 and $127,000 for the comparable periods in 2015.

During the three and nine months ended September 30, 2016 and 2015 there were no common share issuances associated with the exercise of stock options. The Company has reserved common shares for issuance in conjunction with the issuance of options underlying the Company’s stock option plans.

15. Subsequent Event.

On November 9, 2016, the Company was notified by Nasdaq that, due to the passing of Mr. Thomas Orr, the Company no longer complies with Nasdaq’s independent director and audit committee requirements set forth in Listing Rule 5605. However, consistent with Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq has provided the Company a cure period in order to regain compliance as follows:

•	until the earlier of the Company’s next annual shareholders’ meeting or October 27, 2017; or
•	if the next annual shareholders’ meeting is held before April 25, 2017, then the Company must evidence compliance no later than April 25, 2017.

In the event the Company does not regain compliance by this date, Nasdaq rules require Staff to provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting determination to a hearings panel.

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

Results of Operations

Revenues, Cost of Revenues and Gross Margin

	Three months ended September 30,		Percentage change from
(in thousands, except percentages)	2016	2015	prior period

Revenues	$-	$700	nm
Cost of revenues	-	210	nm
Gross margin	$-	$490

Operating Expenses	Three months ended September 30,		Percentage change from prior period
(in thousands, except percentages)	2016	2015

General and administrative	$924	$986	(6%)
Depreciation and amortization	1,920	4,246	(55%)

Revenues, Cost of Revenues and Gross Margin

	Nine months ended September 30,		Percentage change from
(in thousands, except percentages)	2016	2015	prior period

Revenues	$-	$700	nm
Cost of revenues	-	210	nm
Gross margin	$-	$490

Operating Expenses	Nine months ended September 30,		Percentage change from prior period
(in thousands, except percentages)	2016	2015

General and administrative	$3,014	$2,974	1%
Depreciation and amortization	6,285	8,772	(28%)

Revenues. We did not generate revenues during the third quarter of 2016. Other than a one-time payment in 2015, our patent licensing and enforcement business has not generated any revenues. We expect that the timing and amount of future revenues from the patent licensing business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent enforcement litigation.

Results of Operations (continued)

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses for the three months ended September 30, 2016 decreased slightly to $0.9 million from $1.0 million. The decrease was primarily due to decreases in legal expenses of $0.2. million, offset by an increase in incentive compensation related expenses of $0.1 million. General and administrative expenses for the nine months ended September 30, 2016 were relatively the same from the comparable period in 2015. The Company’s operating initiatives are focused on preserving cash. The Company, therefore, expects general and administrative expenses for the remainder of 2016 to increase due to non-cash expenses, including amortization, and accruals for incentive compensation.

Depreciation and amortization. Depreciation and amortization expenses consisted of amortization of intangible assets. Depreciation and amortization expense for the three months ended decreased to $1.9 million from $4.2 million. The decrease was primarily due to a reduction in the value of intangible assets from impairment charges of $2.2 million and $23.8 million in 2016 and 2015 respectively. Depreciation and amortization expense for the nine months ended September 30, 2016 decreased slightly from $8.8 million to $6.3 million, due to the impairment charges mentioned above. Significant amortization expenses are expected for the remainder of 2016 and beyond.

Other Income. Other income was $11,000 and $2.1 million for the three and nine months ended September 30, 2016 as compared to $3,000 and $12,000 for the comparable period in 2015. For the nine months ended September 30, 2016, as a result of the delay in timing we reassessed the contingent consideration liability in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this liability to its carrying amount. As a result of the delay in forecasted revenues, the fair value of the contingent consideration liabilities were adjusted by $2.0 million based upon the deferral of cash flows on the balance sheet as of September 30, 2016. We recorded this decrease as other income. In June and September 2016, life insurance policies were also sold with net proceeds of $37,000 recognized as other income. Other income for the three and nine months ended September 30, 2016 and 2015 also consisted of interest earned on our investment portfolio of cash, cash equivalents and short-term investments. We expect that other income will consist entirely of returns received from our investment portfolio in the near future, which will be negligible given the conservative nature of our investment policy and the current economic conditions in the United States.

Interest Expense. Interest expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2016 as compared to $0.3 million and $0.6 million for the comparable periods in 2015. For the three and nine months ended September 30, 2016 interest expense consisted of imputed interest related to assuming certain debt from Prism LLC in the Merger and imputed interest associated with the contingent consideration agreed to in the Merger agreement. Additional information related to the Merger is included in Notes 3 and 7. We expect that interest expense will be significant over the next several years as a result of the interest on the note payable and imputed interest on the earnout.

Income Taxes. We recognized an income tax benefit of $101,000 for the three and nine months ended September 30, 2016. We recognized no expense for, and did not receive a benefit from income taxes for the three and nine months ended September 30, 2015.

Results of Operations (continued)

Significant Events During the Quarter Relating to Our Patent Licensing Business

On June 23, 2015, Prism won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). At the end of a seven-day trial in Omaha, Nebraska, the jury in the United States District Court (“USDC”) for the District of Nebraska found that Sprint’s network systems and methods infringe multiple claims of Prism’s U.S. Patent Nos. 8,387,155 and 8,127,345. Prism was awarded trial damages of $30 million. No portion of the judgment has been paid by Sprint, and approximately $2 million of post judgment interest has accrued as of the date of this Quarterly Report on Form 10-Q. Sprint has appealed the jury verdict, and Prism has appealed the District Court’s ruling that the jury verdict included amounts for future infringement. Briefing for the appeal has concluded and oral argument is scheduled for December 8, 2016.

On October 30, 2015, a jury found that T-Mobile USA, Inc. did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. On April 6, 2016, the District Court denied T-Mobile’s motion for judgment as a matter of law and its motion for attorney fees; the court also denied Prism’s motion for judgment as a matter of law and its motion for a new trial. On July 11, 2016, Prism filed an appeal brief with the U.S. Court of Appeals for the Federal Circuit, arguing that a new trial is necessary because T-Mobile’s non-infringement arguments at trial were improper, highly misleading and contrary to the court’s claim construction order. T-Mobile has also appealed, arguing that the patents-in-suit are invalid and requesting attorneys fees.

On July 21, 2016, the U.S. District Court for the Eastern District of Texas held a claim construction hearing in Secure Axcess, LLC v. HP Enterprise Services, LLC. The parties participated in a mediation on November 9, 2016, which has resulted in a settlement of the litigation. The Company does not expect the settlement to have a material impact on our cash position or results of operations.

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At September 30, 2016 and September 30, 2015, we had unrecognized tax benefits of approximately $0.2 million and $0.3 million, respectively (none of which, if recognized, would affect our effective tax rate). We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

For tax return purposes, we had net operating loss carry forwards at September 30, 2016 of approximately $156.8 million and $22.1 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million each. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal and state net operating loss carry forwards began expiring in 2019 and 2015, respectively.

The carrying value of our deferred tax assets, which was approximately $61.0 million at September 30, 2016, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2016	2015
Cash used in operating activities	$(3,053)	$(3,344)
Cash provided by (used) in investing activities	1,694	(15,931)
Cash used in financing activities	-	(1,000)

At September 30, 2016, our principal source of liquidity was $0.4 million in cash and cash equivalents. We adhere to an investment policy with minimal market or settlement risk with our current holdings. There are no restrictions or limitations regarding access to the $1.1 million in cash and cash equivalents. Since inception, we have financed operations primarily through the sale of preferred and common stock and cash flow from operations.

As detailed in the September 30, 2016 balance sheet and Note 10 to the condensed consolidated financial statements, we have significant debt payments due in conjunction with the debt that we assumed as part of its Merger with Prism LLC. We also expect to incur significant outflows of cash associated with the earnout to the former owners of Prism LLC, but these payments are required only if future revenues generated by Prism’s patent portfolio exceed $16.5 million. Please see Note 3 to the condensed consolidated financial statements for a description of the contingent consideration.

For the nine months ended September 30, 2016, net cash used in operating activities was $3.1 million, primarily consisting of our net loss of $10.0 million, gain on reduction of contingent consideration of $2.0 million and an decrease to accrued expenses of $0.3 million, offset by amortization of intangibles of $6.3 million, impairment of long-lived assets of $2.2 million, imputed interest on notes payable and contingent consideration of $0.3 million and $0.2 million respectively, prepaid expenses and other assets of $0.1 million and stock-based compensation of $0.1 million. .

For the nine months ended September 30, 2015, net cash used in operating activities was $3.3 million, primarily consisting of our net loss of $11.9 million and cash used of $1.0 million, primarily due to a decrease in accounts payable, an increase in prepaid and other assets and a decrease in accrued expenses, offset by amortization of intangibles of $8.8 million, imputed interest on contingent consideration and notes payable of $0.6 million and stock-based compensation of $0.1 million.

For the nine months ended September 30, 2016, net cash provided by investing activities was $1.7 million, due to redemptions of short-term investments of $1.5 million and redemptions of restricted cash equivalents of $0.2 million.

For the nine months ended September 30, 2015, net cash used in investing activities was $15.9 million, due to purchase of Prism LLC, net of cash acquired for $16.1 million, offset by redemptions of restricted cash equivalents of $0.2 million.

For the nine months ended September 30, 2015, net cash used in financing activities was $1.0 million, due to an installment payment due on June 30, 2015.

We have a non-cancelable 24 month lease though May 15, 2017 for approximately 650 square feet of office space in Folsom, California, which is currently our corporate headquarters. We also have a non-cancelable 60 month lease for approximately 2,200 square feet of office space in Omaha, Nebraska through August 31, 2017.

Liquidity and Capital Resources (continued)

We have a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our corporate headquarters until May 2013. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, we subleased this space for the remainder of our term. The monthly sublease rent is less than our rent obligation to the landlord. As of September 30, 2016, we expect to receive $57,000 from the sub-lessee for the remainder of our lease.

Future minimum lease commitments, as of September 30, 2016 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2016	$105
2017	99
$204

The aggregate maturities of the note payable are as follows (in thousands):

Year Ending December 31,
2016	$3,190
Less imputed interest	(93)
Fair value	$3,097

The installment payments due on December 31, 2015 and June 30, 2016 have not been paid as of the date of this report. The Company has postponed payments of the note payable based upon permission from the note holder.

We currently anticipate that our cash and cash equivalents may not be sufficient to meet anticipated cash needs to fund operations and capital expenditures for at least the next 12 months. We have implemented certain initiatives to preserve cash, including a previously reported reduction in the salaries for executive officers and cash retainers for non-employee board members. We expect to receive approximately $350,000 in February 2017 from the release of the security deposit relating to our former headquarters in Rancho Cordova, CA. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $3.1 million, which are due in 2016. Moreover, we cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. Unless we are able to restructure our long term liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations past the fourth quarter of 2016. Accordingly, we have initiated discussions with various third parties about potential financing alternatives, including a non-recourse financing alternative based on the outcome of specific patent infringement activities. But there can be no assurance that these discussions will be successful. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. In addition, issuance of a significant number of new shares of our common stock could result in an ownership change under Section 382 of the Code, resulting in a substantial reduction in the usability of NOLs. If we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

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

(b)

There has been no change in the Company’s internal control over financial reporting during the quarter ended September  30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our patent licensing business has generated minimal revenues and we have relied on our cash and investments to fund our operations. As of September 30, 2016 our cash and cash equivalents totaled $0.4 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $3.1 million, which are due in 2016. We have implemented certain initiatives to preserve cash and we have discussed restructuring our long term liabilities with the note holder, but there can be no assurance that the discussions will be successful. We cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. As a result, we anticipate that our cash will be insufficient to fund our operations through year end 2016. Accordingly, we have initiated discussions with various third parties about potential financing alternatives, including a non-recourse alternative based on the outcome of specific patent infringement litigation, but there can be no assurance that these discussions will be successful. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then- current stockholders would be reduced. In addition, issuance of a significant number of new shares of our common stock could result in an ownership change under Section 382 of the Code, resulting in a substantial reduction in the usability of NOLs. If we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

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

The success of our patent licensing business depends upon our ability to retain qualified legal counsel to represent us in our patent enforcement activities. As such patent enforcement actions increase, it may become more difficult to find qualified legal counsel to handle all of our cases because legal counsel at larger law firms may have a conflict of interest with other clients, while legal counsel at smaller law firms may not have the resources to handle multiple lawsuits. In addition, contingency fee arrangements, although common in patent enforcement litigation, require legal counsel to be willing to devote substantial time to the case based on an expectation of a successful outcome. Accordingly, the Company must spend considerable time and resources evaluating a potential infringement case before it will be accepted by a law firm on a contingency basis.

We are dependent on certain key personnel, and the loss of such key personnel, could have a material adverse effect on our business, financial condition and results of operations.

The success of our patent licensing and enforcement business largely depends on the skills, experience and efforts of key personnel, many of whom are highly skilled and would be difficult to replace. We have entered into three-year employment agreements and non-competition agreements with four Prism employees, but these agreements cannot guarantee their continued employment with us. For a variety of reasons, including our financial condition and the salary reductions we implemented, a key employee could terminate his or her employment with us. The loss of any of our senior management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Our future success will depend to a significant extent on the ability of these executives to effectively drive execution of our business strategy, and on the ability of our management team to work together effectively.

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

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards (“NOLs”) in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code (as amended and together with any applicable regulations promulgated thereunder, the “Code”), and in certain other circumstances. On November 30, 2012, our stockholders approved an amendment to our Certificate of Incorporation creating a Section 382 stockholder rights plan (the “Stockholder Rights Plan”) designed to preserve NOLs under Section 382 of the Code. If we experience an ownership change, the Company’s ability to fully utilize NOLs will be substantially limited, and the timing of the usage of NOLs could be substantially delayed, which could significantly impair the value of those benefits. The Stockholder Rights Plan is intended to act as a deterrent to any person or group from acquiring beneficial ownership of 4.9% or more of the outstanding shares of our common stock. Our stockholders also approved that certain Section 382 Rights Agreement between us and American Stock Transfer & Trust Company, LLC (the “Rights Agreement”). Although our Stockholder Rights Plan and the Rights Agreement are designed to protect against the occurrence of an ownership change under Section 382 of the Code, there is no assurance that such an ownership change could not occur or that the utilization of our NOLs could not be otherwise restricted by legislative, judicial or regulatory developments. In addition, an ownership change could occur if we issue a significant number of new shares of common stock to raise capital.

Risks Related to the Merger

We may not realize the potential value and benefits created by the Merger.

As disclosed above in “Item 1.—Business,” on the Closing Date, we completed a merger with Prism, with Prism becoming our wholly-owned subsidiary. We may not be able to realize the expected potential value and benefits created by the Merger due to many factors, including the unpredictable nature of patent litigation. Based on our periodic evaluation of the recoverability of the asset recorded in connection with this transaction, we determined that the carrying value of the asset was in excess of fair value and therefore recorded impairment charges in the fourth quarter of 2015 and the second quarter of 2016. For more information, see Note 8 to our Combined Consolidated Financial Statements.

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

Subject to certain conditions, in connection with the Merger we agreed to make future earnout payments to the members of Prism immediately prior to the Merger. An “Earnout Event” is defined in the merger agreement as receipt by Prism of any amount more than $16.5 million, minus the cash balance of Prism as of the Closing Date (the “Sharing Threshold”), in Prism Patent Proceeds from lawsuits filed by Prism on or prior to the Closing Date (“Open Suits”). “Prism Patent Proceeds” include total cash recoveries from litigation or settlement, royalties, license fees and proceeds from patent sales actually received by Prism in connection with its business; minus costs, expenses and fees associated with the production of such revenue (including sales commissions, attorneys’ contingency fees, expert fees and deferred purchase amounts paid to third parties); minus Prism cash operating expenses other than amortization and other noncash expenses for the applicable measurement period. Upon the occurrence of an Earnout Event, an earnout payment in cash equal to 70% of the amount of Prism Patent Proceeds from Open Suits exceeding the Sharing Threshold shall be paid to the former members of Prism, provided, however, that the aggregate amount of such earnout payments, including certain permitted pre-closing distributions, shall not exceed $55 million. As of September 30, 2016, such permitted pre-closing distributions were approximately $5.5 million, resulting in a maximum potential earnout payment of approximately $49.5 million.

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

The trading price of our common stock has been volatile. During the period from January 1, 2015 through September 30, 2016, the trading price per share of our common stock ranged from a high of $3.40 to a low of $0.14. The trading price of our common stock may be significantly affected by factors including actual or anticipated operating results, announcements regarding licensing or litigation developments, disputes concerning the validity of one or more of our patents, our limited trading volume and expectations regarding our future cash reserves. Any negative change in the public’s perception of the prospects of the patent licensing business could also depress our stock price regardless of our results.

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

Due to the death of a director in October 2016, we also are no longer compliant with Nasdaq rules requiring that a majority of our board be comprised of independent directors. Nasdaq provided a short term exemption and Nasdaq rules generally allow a listed company at least 180 days to regain compliance.

If our common stock were to be delisted from the Nasdaq Capital Market for failure to meet the minimum bid price, board composition or other listing standards, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. Such trading could substantially reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

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

Dated: November 14, 2016	PRISM TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer