Form 10-K
period 2016-12-31
Prism Technologies Group, Inc.
filed 2017-03-31
CIK 1077370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2016
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

(916) 932-2860

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	OTCQB tier of the OTC Markets

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

As of March 24, 2017, 10,073,688 shares of registrant’s common stock, $0.001 par value, were outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2016 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PRISM TECHNOLOGIES GROUP, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

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

On March 26, 2015 (the “Closing Date”), we completed our acquisition of Prism Technologies, LLC (“Prism”), with Prism becoming our wholly-owned subsidiary (the “Merger”). Prism is a Nebraska limited liability company headquartered in Omaha, Nebraska. Prism has two primary operating subsidiaries: Secure Axcess, LLC, a Texas limited liability company and Millenium Biologix, LLC, a Nebraska limited liability company. Prism also operates a patent licensing and enforcement business. Prism and its subsidiaries own a portfolio of patents with over 50 issued patents in the areas of computer and network security, semiconductors and medical technology. In September 2015, we changed our name to Prism Technologies Group, Inc. to better reflect the operations of the combined companies.

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

The importance of protecting inventions has been recognized in the United States since the adoption of the U.S. Constitution. Article I, section 8, of the U.S. Constitution authorizes Congress:

To promote the progress of science and useful arts, by securing for limited times to authors and inventors the exclusive right to their respective writings and discoveries.

Patents in the United States are governed by the Patent Act (35 U.S. Code), which established the United States Patent and Trademark Office (the USPTO). The most common type of patent is a utility patent. Utility patents have a duration of twenty years from the date of filing, but are not enforceable until the day of issuance. To obtain protection under U.S. law, the applicant must submit a patent application to the USPTO, where it will be reviewed by an examiner to determine if the invention is patentable.

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

Patent infringement lawsuits often last more than two years from the date the complaint is filed until a trial is concluded, unless the parties are able to settle the dispute before the conclusion of the trial. The timeframe is influenced by a number of factors, including the jurisdiction in which the case is filed. Patent litigation also is costly. A 2015 report from the American Intellectual Property Law Association estimates that the median litigation cost of a patent infringement lawsuit is $5 million where the amount in controversy exceeds $25 million. The costs consist of outside and local counsel, associates, paralegal services, travel and living expenses, fees and costs for court reporters, copies, couriers, exhibit preparation, analytical testing, expert witnesses, translators, surveys, jury advisors and similar expenses. Patent holders, however, often enter into contingent fee arrangements under which outside counsel are paid a percentage of the proceeds from the litigation or settlement.

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

The following table describes our patent portfolio as of March 30, 2017:

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

Employees

As of December 31, 2016, we had eight full-time employees, four of whom are parties to three-year employment agreements. We have never had a work stoppage among our employees, and no employees are currently represented under a collective bargaining agreement. We believe that our future success will depend in part on the continued service of our senior management.

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

The financial statements presented in this report have been prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company's ability to continue as a going concern.

Our patent licensing business has generated minimal revenues and we have relied on our cash and investments to fund our operations. As of December 31, 2016 our cash and cash equivalents totaled $0.6 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $4.0 million, including $3.2 million in installment payments due in 2017. We have implemented certain initiatives to preserve cash and we have discussed restructuring one of our notes payable with the note holder, but there can be no assurance that the discussions will be successful. We cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. We entered into two financing agreements in late 2016 for an aggregate of $750,000 (which are described in Note 6 to our Consolidated Financial Statements, included in "Item 8.-”Financial Statements and Supplementary Data" of this report), and we have implemented significant expense reduction initiatives, including a moratorium on salaries for most employees.  Unless we are able to defer or restructure our liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations beyond the fourth quarter of 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern within twelve months following the date of the filing of this Form 10-K. If our business does not generate revenues before our cash is exhausted and we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

Our revenues are unpredictable.

In 2015, we received a one-time payment in the amount of $700,000 in connection with our patent licensing and enforcement business. Other than this $700,000 payment, we have not generated any revenues since the closing of our asset sale to Bankrate, Inc. on December 21, 2011. We expect that future revenues from the patent licensing business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent enforcement litigation. In addition, defendants will often choose to appeal an adverse damage award, which will delay our receipt of revenue. For example, a jury awarded our subsidiary, Prism Technologies, LLC, $30 million in a patent infringement suit against Sprint Spectrum, LP. The jury verdict was affirmed by the U.S. Court of Appeals for the Federal Circuit in March 2017, but no amount has been paid as of the date of this report. We will continue to incur salary, legal and other expenses of operating our business and our results of operations and financial condition will be materially, adversely affected if we fail to effectively manage overhead costs associated with patent licensing and enforcing patented technologies, become involved in expensive litigation or settlement proceedings (which may or may not have successful outcomes) or the patent licensing business does not perform to our expectations.

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

The success of our patent licensing and enforcement business largely depends on the skills, experience and efforts of key personnel, many of whom are highly skilled and would be difficult to replace. We have entered into three-year employment agreements and non-competition agreements with four Prism employees, but these agreements cannot guarantee their continued employment with us. For a variety of reasons, including our financial condition and the salary moratorium we implemented, a key employee could terminate his or her employment with us. The loss of any of our senior management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Our future success will depend to a significant extent on the ability of these executives to effectively drive execution of our business strategy, and on the ability of our management team to work together effectively.

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

We may, in certain circumstances, rely on representations, warranties and opinions made by third-parties that, if determined to be false or inaccurate, may expose us to certain material liabilities.

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

Each of our patent licensing and enforcement activities could continue for years and consume significant financial and management resources. The counterparties to our licensing and enforcement activities may be large, well-financed companies with substantially greater resources than us. We cannot predict with any certainty the outcome of our licensing and enforcement efforts. In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, such rulings may not be predictive of the ultimate resolution of the dispute. Also, we may become subject to claims or sanctions which may be costly or impossible to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of our financial resources or other adverse effects which could adversely impact our ability to generate revenues.

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

In connection with any of our patent enforcement actions, it is possible that a defendant may claim and/or a court may rule that we violated statutory authority, regulatory authority, federal rules, local court rules or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or award attorneys’ fees and/or expenses to a defendant, which if material, could harm our operating results and financial position. Even absent a finding that we violated a law or regulation, an unsuccessful lawsuit might result in a court order awarding the defendant certain costs associated with the lawsuit.

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

As disclosed above in “Item 1.—Business,” we completed a merger with Prism on March 26, 2015, with Prism becoming our wholly-owned subsidiary. We may not be able to realize the expected potential value and benefits created by the Merger due to many factors, including the unpredictable nature of patent litigation. Based on our periodic evaluation of the recoverability of the asset recorded in connection with this transaction, we determined that the carrying value of the asset was in excess of fair value and therefore recorded impairment charges in the fourth quarter of 2015 and the second quarter of 2016. For more information, see Note 8 to our Combined Consolidated Financial Statements.

If we are unable to make the payments on the notes assumed in connection with the Merger, our business and financial condition would be materially and adversely affected.

As part of the Merger, we assumed $3.6 million in two discounted non-interest bearing notes payable, due in four semi-annual installments of $1,000,000 from June 2015 to December 2016. The notes include imputed interest of 12.0% per annum based on management’s assumptions about the risk associated with satisfying the payment obligations, including the fact that certain patents serve as security for the notes. The installment payment due on December 31, 2015 was deferred to June 30, 2016 with the consent of the note holder. We have not paid the installments due in June 2016 and December 2016, but we have discussed restructuring the notes payable with the notes holder. If we fail to negotiate a restructuring of the notes and do not pay any installment due, the note holder may assert the right to accelerate the entire outstanding balance, impose additional late charges, or contest our ownership of the patents serving as collateral. Any of these actions could result in additional expenses or delay revenues and our business would be materially harmed.

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

Subject to certain conditions, in connection with the Merger we agreed to make future earnout payments to the members of Prism immediately prior to the Merger. An “Earnout Event” is defined in the merger agreement as receipt by Prism of any amount more than $16.5 million, minus the cash balance of Prism as of the Closing Date (the “Sharing Threshold”), in Prism Patent Proceeds from lawsuits filed by Prism on or prior to the Closing Date (“Open Suits”). “Prism Patent Proceeds” include total cash recoveries from litigation or settlement, royalties, license fees and proceeds from patent sales actually received by Prism in connection with its business; minus costs, expenses and fees associated with the production of such revenue (including sales commissions, attorneys’ contingency fees, expert fees and deferred purchase amounts paid to third parties); minus Prism cash operating expenses other than amortization and other noncash expenses for the applicable measurement period. Upon the occurrence of an Earnout Event, an earnout payment in cash equal to 70% of the amount of Prism Patent Proceeds from Open Suits exceeding the Sharing Threshold shall be paid to the former members of Prism, provided, however, that the aggregate amount of such earnout payments, including certain permitted pre-closing distributions, shall not exceed $55 million. As of December 31, 2016, such permitted pre-closing distributions were approximately $5.5 million, resulting in a maximum potential earnout payment of approximately $49.5 million.

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

Potential changes to certain U.S. laws, rules and regulations may occur in the future, some or all of which may affect our research and development investments, patent prosecution costs, the scope of future patent coverage we secure, remedies that we may be entitled to in patent litigation, and attorneys’ fees or other remedies that could be sought against us, and may require us to reevaluate and modify our research and development activities and patent prosecution, licensing and enforcement strategies. In recent years, the U.S. Congress has considered multiple patent reform measures, including bills that would implement heightened pleadings requirements, fee-shifting, limitations on discovery, disclosure of real party-in-interest information and stays of customer suits. If passed, such bills could significantly increase the cost and risk of patent enforcement litigation. There can be no assurance that these bills, or similar future legislative developments, will not have a material adverse effect on our business, financial condition and results of operations.

Rulings in our legal proceedings as well as those of third parties may also affect our strategies for patent prosecution, licensing and enforcement. For example, in recent years, U.S. courts, including the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit, have taken some actions that have been viewed as unfavorable to patent holders, including the Company. Court decisions may change the law applicable to various patent law issues, such as, for example, patentability, validity, patent exhaustion, patent misuse, remedies, permissible licensing practices, claim construction and damages, in ways that are detrimental to the abilities of patentees to enforce patents and obtain damages awards.

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

The trading price of our common stock has been volatile. During the period from October 1, 2015 through December 31, 2016, the trading price per share of our common stock ranged from a high of $2.80 to a low of $0.14. On February 23, 2017, we voluntarily delisted from the Nasdaq Capital Market and our stock began trading on the OTCQB Market under the symbol “PRZM”. The trading price of our common stock may be significantly affected by factors including actual or anticipated operating results, announcements regarding licensing or litigation developments, disputes concerning the validity of one or more of our patents, our limited trading volume and expectations regarding our future cash reserves. Any negative change in the public’s perception of the prospects of the patent licensing business could also depress our stock price regardless of our results.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is subject to certain rules and regulations relating to “penny stock.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker−dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker−dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker−dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker−dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Since the Company’s securities are subject to the penny stock rules, investors in the Company may find it more difficult to sell their securities.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

We have a non-cancelable twenty-four month lease through May 15, 2017 for approximately 650 square feet of office space in Folsom, California, which is currently our corporate headquarters. We also have a non-cancelable sixty month lease for approximately 2,200 square feet of office space in Omaha, Nebraska through August 31, 2017 and cancelable leases in Plano, Texas and Brentwood, Tennessee for an additional 1,100 square feet.

The Company had a non-cancelable five-year full-service lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our headquarters until May 2013. On April 16, 2013, we subleased this space for the remainder of our term at a rent that was less than our rent obligation to the landlord. As of December 31, 2016, we expect to receive $11,000 from the sub-lessee for the remainder of our lease.

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

In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorneys’ fees and/or expenses to defendant(s) in the action. Even absent a finding that we violated a law or regulation, an unsuccessful lawsuit might result in a court order that we pay certain costs to the defendant. These awards could be material and, if required to be paid by us or our operating subsidiaries, could materially harm our operating results and our financial position.

On March 19, 2015, Maxim Group LLC (“Maxim”) sent Prism a letter demanding payment of a fee under an Advisory Agreement dated September 19, 2013 (the “Advisory Agreement”). Prism rejected the demand and on April 10, 2015, Maxim filed a Statement of Claim with the Financial Industry Regulatory Authority (“FINRA”) to initiate arbitration of the dispute. In the Statement of Claim, Maxim alleged that Prism is liable for payment to Maxim of a percentage of the Merger consideration as an advisory fee under the Advisory Agreement. On April 6, 2016 the FINRA arbitration panel awarded Maxim $357,000, plus 9% interest from the date of the closing of the Merger. The Company paid the award and all accrued interest in the amount of $375,000 during the year ended December 31, 2016. The award relates to a pre-Merger dispute and reduces the maximum earnout payable to Prism’s former security holders.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

During 2016, our common stock was quoted on the Nasdaq Capital Market under the symbol “PRZM.” On February 23, 2017, we voluntarily delisted from the Nasdaq Capital Market and our stock is now traded on the OTCQB Market under the same symbol. As of March 30, 2017, there were approximately 1,300 stockholders of record. Certain shares are held by brokers and other institutions on behalf of stockholders, and we are unable to determine the total number of stockholders represented by those record holders. The following table sets forth the high and low sales price per share of our common stock for each full quarterly period within the two most recent fiscal years, all as reported on the Nasdaq Capital Market:

	Price Range
Quarter Ended	High	Low
2016
December 31, 2016	$0.41	$0.14
September 30, 2016	$0.29	$0.19
June 30, 2016	$0.45	$0.16
March 31, 2016	$0.99	$0.29

2015
December 31, 2015	$2.80	$0.99
September 30, 2015	$3.18	$2.69
June 30, 2015	$3.15	$2.40
March 31, 2015	$2.86	$2.56

We have not paid any cash dividends on our capital stock other than the special distribution of $5.00 per share that was paid to our stockholders on March 9, 2012 in conjunction with the Disposition. We do not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

We currently maintain two equity compensation plans that provide for the issuance of our common stock to employees, officers, directors, independent contractors and consultants of the Company and its subsidiaries. These consist of the Prism Technologies Group, Inc. 2008 Stock Option Plan and the 1999 Employee Stock Purchase Plan, each of which has been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	361,259	$2.69	1,192,602
Equity compensation plans not approved by security holders	—	—	—

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

Since the Disposition Date, the Company has operated its patent licensing and enforcement business, which generated revenues of $0 and $0.7 million in 2016 and 2015, respectively. On the Closing Date, the Company completed a merger with Prism, with Prism becoming a wholly owned subsidiary of the Company. Prism also operates a patent licensing and enforcement business. As a result of the Merger, the Company and its subsidiaries own a portfolio of patents with over 50 issued patents as of March 30, 2017 as described in “Item 1.—Business”.

In the Merger, the members of Prism received an aggregate of $16.5 million in cash and 3.5 million shares of our common stock. Subject to certain conditions, we have also agreed to make future earnout payments to the former security holders of Prism. Upon the occurrence of an Earnout Event, an earnout payment in cash equal to 70% of the amount of Prism Patent Proceeds exceeding the Sharing Threshold shall be paid to the former members of Prism, provided, however, that the aggregate amount of such earnout payments, including certain permitted pre-closing distributions, shall not exceed $55 million. As of December 31, 2016, such permitted pre-closing distributions were approximately $5.5 million, resulting in a maximum potential earnout payment of approximately $49.5 million.

Results of Operations

Significant Events Relating to Our Patent Licensing Business

On June 23, 2015, Prism won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). At the end of a seven-day trial in Omaha, Nebraska, the jury in the United States District Court (“USDC”) for the District of Nebraska found that Sprint’s network systems and methods infringe multiple claims of Prism’s U.S. Patent Nos. 8,387,155 and 8,127,345. Prism was awarded trial damages of $30 million, representing a reasonable royalty for Sprint’s infringement. No portion of the judgment has been paid by Sprint as of the date of this Annual Report on Form 10-K. Sprint appealed the jury verdict and Prism appealed the District Court’s ruling that the jury verdict included amounts for future infringement. On March 6, 2017, a panel of the Court of Appeals for the Federal Circuit affirmed the trial court outcome in all respects.

On October 30, 2015, a jury found that T-Mobile USA, Inc. did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. On April 6, 2016, the District Court denied T-Mobile’s motion for judgment as a matter of law and its motion for attorney fees; the court also denied Prism’s motion for judgment as a matter of law and its motion for a new trial. Both parties have appealed to the Court of Appeals for the Federal Circuit. No date for oral arguments has been scheduled.

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

The U.S. Patent Trial and Appeal Board (“PTAB”) issued two rulings on September 8, 2015 concerning the validity of U.S. Patent No. 7,631,191 B2 (the “Glazer” patent) owned by Secure Axcess, LLC, a subsidiary of Prism Technologies Group, Inc.

● In CBM2014-00100 (consolidated with CBM2015-00009), the PTAB determined that claims 1–32 of the Glazer patent would have been obvious to one of ordinary skill in the art, and the claims were, therefore, unpatentable under 35 U.S.C. § 103(a).

● In IPR2014-00475, the PTAB determined that claims 1–23 and 25-32 of the Glazer patent were unpatentable.

In a separate and third PTAB ruling on June 13, 2016 in CBM2015-00027, the PTAB determined that claims 1-5, 16, and 29-32 of the Glazer patent are unpatentable under 35 U.S.C. §§ 102 and 103(a).

On February 21, 2017, the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) affirmed the PTAB ruling, without an opinion, in the IPR2014-00475 matter. The Federal Circuit, however, also ruled that the PTAB should not have instituted the proceedings in CBM2014-00100 because the Glazer patent claims do not constitute a “covered business method.” Accordingly, the Federal Circuit vacated the invalidity ruling in the CBM2014-00100 proceedings. However, on March 23, 2017, U.S. Bancorp filed a petition seeking a rehearing of the decision vacating the CBM proceedings. The CBM2015-00027 proceeding is stayed pending the final outcome of the Federal Circuit’s ruling in CBM2014-00100.

The Glazer patent is the subject of patent infringement litigation in the U.S. District Court for the Eastern District of Texas (Secure Axcess, LLC v. U.S. Bank, et al. 6:13-cv-00717-KNM), which has been stayed pending the IPR and CBM proceedings.

In March 2015, Secure Axcess filed lawsuits against six companies in the U.S. District Court for the Eastern District of Texas alleging infringement of patents in the System on Chip patent family. Five of these cases have been dismissed, without prejudice, pursuant to Secure Axcess’ motion or by joint stipulations of dismissal. The defendant in the remaining case is HP Enterprise Services, LLC. On July 21, 2016, the U.S. District Court for the Eastern District of Texas held a claim construction hearing in Secure Axcess, LLC v. HP Enterprise Services, LLC. The parties participated in a mediation on November 9, 2016, and reached settlement on February 3, 2017. That settlement does not have a material impact on our cash position or results of operations.

Fiscal 2016 compared to Fiscal 2015

The following table sets forth selected statement of operations data with the respective percentage changes from the prior year (dollars in thousands):

	2016	2015	% Change from the Prior Year 2016		% Change from the Prior Year 2015

Revenues	$—	$700	N/A		N/A
Cost of revenues	—	311	N/A		N/A
Gross margin	—	389	N/A		N/A

Operating expenses:
General and administrative	4,811	4,289	12%		46%
Amortization	7,230	12,877	(44%	)	N/A
Impairment of long-lived assets	2,209	23,847	(91%	)	N/A
Total operating expenses	14,250	41,013	(65%	)	1,532%
Loss from operations	(14,250)	(40,624)	(65%	)	1,518%
Other income	2,055	19,901	(90%	)	nm %
Interest expense	(694)	(920)	(25%	)	nm
Net loss before income taxes	(12,889)	(21,643)	(40%	)	818%
Income tax benefit	101	-	N/A		N/A
Net loss	(12,788)	(21,643)	(41%	)	818%
Comprehensive loss	$(12,788)	$(21,643)	(41%	)	818%

Revenues. In 2016, we did not generate any revenues. In 2015, we generated $700,000 in revenues from our patent licensing and enforcement business. We expect revenues for 2017 and future periods, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent enforcement litigation.

Cost of Revenues. Cost of revenues consist of contingent fee based legal expenses and third party revenue share agreements, which grant the former owners of the respective patents or patent rights, the right to receive revenue or profit splits based upon future proceeds. We expect the cost of revenue amounts to vary in proportion to our patent licensing revenues.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased from $4.3 million in 2015 to $4.8 million in 2016. The increase was primarily attributable to recognizing $0.9 million in 2016 for incentive compensation pursuant to a plan adopted by our board of directors on September 1, 2016. The increase was offset by the one-time accrual of $0.4 million in 2015 related to the Maxim arbitration award. (see Note 8 to our Consolidated Financial Statements, included in “Item 8.—Financial Statements and Supplementary Data”). The Company’s operating initiatives are focused on preserving cash. The Company, therefore, expects general and administrative expenses for 2017 to increase due to non-cash related expenses, which include accruals for incentive compensation related expenses.

Amortization. Amortization expenses consisted of amortization of intangible assets of $7.2 million in 2016 and $12.9 million in 2015. The decrease was primarily due to a reduction in the value of intangible assets from impairment charges of $2.2 million and $23.4 million in 2016 and 2015 respectively. Significant amortization expenses are expected for 2017 and beyond.

Impairment of long-lived assets. Impairment of long-lived assets (see Note 7 to our Consolidated Financial Statements, included in “Item 8.—Financial Statements and Supplementary Data”) consists of impairment charges of $2.2 million and $23.8 million in 2016 and 2015 respectively, associated with our patent portfolio. These impairment charges were the result of significantly lower than anticipated revenues associated with the patent portfolio acquired in the Merger.

Other Income. Other income in 2016 was $2.1 million, consisting of a reduction in the fair value of the contingent consideration liability of $2.0 million and gain on sale of life insurance policies of $37,000. The reduction in the fair value of the contingent consideration liability resulted from a determination by the Company that the receipt of forecasted revenues would be delayed and the estimated future undiscounted cash flows expected to be generated was less than its carrying amount. We also reassessed the fair value of the contingent consideration liability in 2015 due to lower than forecasted revenues and reduced the fair value of the contingent consideration liabilities by $19.9 million. We also recorded this decrease as other income. Other income for 2016 and 2015 also consisted of interest earned on our investment portfolio of cash, cash equivalents and short-term investments of $3,000 and $14,000, respectively. We expect that other income will consist entirely of returns received from our investment portfolio in the near future, which will be negligible given the conservative nature of our investment policy, the current relatively low interest rates in the United States, and our use of cash to fund operations.

Interest Expense. Interest expense was $694,000 and $920,000 for 2016 and 2015, respectively. For both 2016 and 2015, interest expense consisted of imputed interest related to assuming certain debt from Prism in the Merger and imputed interest associated with the contingent consideration payable to Prism’s former security holders. Additional information related to the Merger is included in Notes 3 and 6 to our Consolidated Financial Statements, included in “Item 8.—Financial Statements and Supplementary Data.” In 2016, interest expense of $14,000 was also recognized for accreted interest on two non-recourse financing agreements; $500,000 was received from an unrelated party on December 23, 2016 and $250,000 was received from Hussein A. Enan, Chairman and CEO of the Company, on December 30, 2016. We expect that interest expense will continue to be significant over the next several years.

Income Taxes. We recognized an income tax benefit of $101,000 for 2016. We recognized no expense for, and did not receive a benefit from income taxes for 2015.

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements in 2016 or 2015.

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

Current accounting standards in the United States prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax returns. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2016 and December 31, 2015, we had unrecognized tax benefits of approximately $0.2 million and $0.3 million, respectively. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

For tax return purposes, we had NOLs at December 31, 2016 of approximately $155.8 and $21.1 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million and $8.4 million respectively. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal NOLs begin to expire in 2019. State NOLs begin to expire in 2028.

The carrying value of our deferred tax assets, which was approximately $61.1 million at December 31, 2016, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Derivative instruments. We assess whether activities which provide capital to fund our operations include embedded features that are derivative instruments. If a derivative instrument is embedded, the instrument is accounted for separately from the host contract. Changes in fair value are recognized in other income or loss, consistent with the underlying derivative instrument. As a result, any change in the value of our derivative instrument would be substantially offset by an opposite change in the value of the underlying derivative item. We do not use derivative instruments for trading or speculative purposes. Since this activity is not part of our normal course of business, we consider the risk in this area to be low.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Cash Flows provided by (used in):

Operating activities	$(3,688)	$(4,450)

Investing activities	1,771	(15,931)

Financing activities	750	(1,000)
Decrease in cash and cash equivalents	$(1,167)	$(21,381)

 At December 31, 2016, our principal source of liquidity was $0.6 million in cash and cash equivalents. We adhere to an investment policy with minimal market or settlement risk with our current holdings. Accordingly, substantially all of our invested assets are in the form of certificates of deposit issued by highly rated banking institutions. There are no restrictions or limitations regarding access to the $0.6 million in cash and cash equivalents.

In 2016, net cash used in operating activities was $3.7 million, primarily consisting of our net loss of $12.8 million, gain on reduction of contingent consideration of $2.0 million and income tax benefit of $0.1 million. This was partially offset by $1.0 million primarily due to increases in accrued expenses, accounts payable and decreases in prepaid expenses and other assets, impairment of long-lived assets of $2.2 million, amortization of intangibles of $7.2 million, imputed interest on contingent consideration and notes payable of $0.7 million and stock-based compensation of $0.1 million.

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

In 2016, net cash provided by investing activities was $1.8 million, due to redemptions of short-term investments of $1.5 million , redemptions of restricted cash equivalents of $0.2 million and sale of life settlement contracts of $0.1 million.

In 2015, net cash used in investing activities was $15.9 million, due to the purchase of Prism, net of cash, acquired for $16.1 million and purchases of short-term investments of $1.5 million, offset by redemptions of short-term investments of $1.5 million and redemptions of restricted cash equivalents of $0.2 million.

Net cash provided by financing activities in 2016 was $0.8 million, as we entered into two non-recourse financing agreements: $0.5 million was received from a third party on December 23, 2016 and $0.3 million was received on December 30, 2016 from Hussein A. Enan, CEO and Chairman of the Company.

Net cash used in financing activities in 2015 was $1.0 million, due to an installment payment due on June 30, 2015. A $1.0 million installment payment due on December 31, 2015 was postponed with the consent of the note holder.

As of December 31, 2016, our cash and cash equivalents totaled $0.6 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $4.0 million, including $3.2 million in installment payments due in 2017. With the consent of the note holder, these installment payments have not been paid as of the date of this report. We have implemented certain initiatives to preserve cash and we have discussed restructuring one of our notes payable with the note holder, but there can be no assurance that the discussions will be successful. We cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. We entered into two financing agreements in late 2016 for an aggregate of $750,000 (which are described in Note 6 to our Consolidated Financial Statements, included in "Item 8.-”Financial Statements and Supplementary Data" of this report), and we have implemented significant expense reduction initiatives, including a moratorium on salaries for most employees. Unless we are able to defer or restructure our liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations beyond the fourth quarter of 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern within twelve months following the date of the filing of this Form 10-K. If our business does not generate revenues before our cash is exhausted and we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages F-1 to F-27.

PRISM TECHNOLOGIES GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Prism Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Prism Technologies Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prism Technologies Group, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception and has a working capital deficiency as of December 31, 2016, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Roseville, California

March 31, 2017

PRISM TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$589	$1,756
Short-term investments	—	1,494
Restricted cash equivalents	400	600
Prepaid expenses and other current assets	599	639
Total current assets	1,588	4,489
Intangible assets, net	15,255	24,694
Goodwill	54	54
Other assets	22	63
Total assets	$16,919	$29,300

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$384	$267
Accrued expenses	1,508	575
Accrued contingent consideration, current	—	3,525
Notes payable, net	3,298	2,838
Derivative liability	405	—
Debt due to related party	252	—
Total current liabilities	5,847	7,205

Accrued contingent consideration, non-current	11,539	9,704
Accrued lease obligation, non-current	—	49
Income tax liability	—	101
Other liabilities	45	45
Total liabilities	17,431	17,104

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value. Authorized: 5,000 shares; no shares issued or outstanding at 2016 and 2015	—	—
Common stock, $0.001 par value. Authorized: 25,000 shares; 14,533 shares issued and 10,074 shares outstanding at 2016 and 2015, respectively	15	15
Paid-in capital	231,374	231,294
Treasury stock, 4,459 shares at 2016 and 2015, respectively	(10,323)	(10,323)
Accumulated deficit	(221,578)	(208,790)
Total stockholders’ equity (deficit)	(512)	12,196
Total liabilities and stockholders’ equity (deficit)	$16,919	$29,300

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015
Revenues	$—	$700
Cost of revenues	—	311
Gross Margin	—	389

Operating expenses:
General and administrative	4,811	4,289
Depreciation and amortization	7,230	12,877
Impairment of long-lived assets	2,209	23,847
Total operating expenses	14,250	41,013
Loss from operations	(14,250)	(40,624)
Other income	2,055	19,901
Interest expense	(694)	(920)
Net loss before income taxes	(12,889)	(21,643)
	(12,889)	(21,643)
Income tax benefit	101	-
Net loss	(12,788)	(21,643)
Net loss per share:
Basic and diluted	$(1.27)	$(2.34)
Shares used in computing loss per share:
Basic and diluted	10,074	9,268

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Year ended December 31,
	2016	2015

Net loss	$(12,788)	$(21,643)
Comprehensive loss	$(12,788)	$(21,643)

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2016 and 2015

(Amounts in thousands)

	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2014	11,033	$11	$221,771	(4,459)	$(10,323)	$(187,147)	$24,312
Share-based compensation	3,500	4	9,376	—	—	—	9,380
Repurchase of common stock			147	—	—	—	147
Net loss	—	—	—	—	—	(21,643)	(21,643)

Balance at December 31, 2015	14,533	$15	$231,294	(4,459)	$(10,323)	$(208,790)	$12,196
Share-based compensation	—	—	80	—	—	—	80
Net loss	—	—	—	—	—	(12,788)	(12,788)
Balance at December 31, 2016	14,533	$15	$231,374	(4,459)	$(10,323)	$(221,578)	$(512)

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,788)	$(21,643)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	80	147
Amortization	7,230	12,877
Impairment of long-lived assets	2,209	23,847
Imputed interest expense on contingent consideration	321	648
Interest expense on notes payable	367	268
Gain on sale of life settlement contracts	(37)	—
Gain on revaluation of contingent consideration	(2,011)	(19,888)

Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	41	(493)
Accounts payable	117	(12)
Accrued expenses and other current liabilities	933	(201)
Accrued lease obligation	(49)	—
Income tax benefit	(101)	—
Net cash used in operating activities	(3,688)	(4,450)

Cash flows from investing activities:
Purchase of Prism, net of cash acquired	—	(16,131)
Purchases of short-term investments	—	(1,494)
Redemptions of short-term investments	1,494	1,494
Redemptions of restricted cash equivalents	200	200
Sale of life settlement contracts	77	—
Net cash provided by (used in) investing activities	1,771	(15,931)

Cash flows from financing activities:
Repayment of note payable	—	(1,000)
Issuance of note payable	500	—
Proceeds from issuance of debt due to related party	250	—
Net cash provided by (used in) financing activities	750	(1,000)
Net decrease in cash and cash equivalents	(1,167)	(21,381)
Cash and cash equivalents, beginning of year	1,756	23,137
Cash and cash equivalents, end of year	$589	$1,756

Supplemental disclosures of cash flow information and non-cash transactions:

In connection with our acquisition of Prism, the Company paid cash, assumed liabilities and issued common stock as follows:

	2016	2015
Cash paid for acquisition	$—	$16,500
Contingent consideration	—	32,411
Issuance of common stock	—	9,380
Value of net assets acquired	$—	$58,291

Liabilities assumed	$—	$3,611

The Company paid no interest or taxes for the years ended December 31, 2016 and 2015.

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

On March 26, 2015, we completed our acquisition of Prism Technologies, LLC (“Prism”), with Prism becoming our wholly-owned subsidiary (the “Merger”). Prism is a Nebraska limited liability company headquartered in Omaha, Nebraska. Prism has two primary operating subsidiaries: Secure Axcess, LLC, a Texas limited liability company, and Millenium Biologix, LLC, a Nebraska limited liability company. Prism also operates a patent licensing and enforcement business. Prism and its subsidiaries own a portfolio of patents with over 50 issued patents and patent applications in the areas of computer and network security, semiconductors and medical technology. In September 2015, we changed our name to Prism Technologies Group, Inc. to better reflect the operations of the combined companies.

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

Our future revenues, if any, are expected to consist of royalties from licensing our patents and damages for past infringement of our patents. In addition to general and administrative expenses, we expect to incur expenses associated with patent infringement litigation, including contingency fees arrangements with our attorneys and revenue sharing payments to third parties, both of which are typically based on a negotiated percentage of the gross settlement amount or award of money damages.

The accompanying financial statements have been prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company's ability to continue as a going concern.

We have incurred operating losses since our inception and have a working capital deficiency as of December 31, 2016. As of December 31, 2016, our cash and cash equivalents totaled $0.6 million.  In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $4.0 million, including $3.2 million in installment payments due in 2017.  With the consent of the note holder, these installment payments have not been paid as of the date of this report.  The remaining notes payables and related party debt are payable, as outlined in Note 6, when certain revenue-related milestones are achieved.  We cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. Unless we are able to defer or restructure our liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations beyond the fourth quarter of 2017.  These factors raise substantial doubt about the Company's ability to continue as a going concern within twelve months following the date of the filing of this Form 10-K.

We have implemented certain initiatives to preserve cash and we have discussed restructuring our long term liabilities with the note holder, but there can be no assurance that the discussions will be successful.  We have implemented significant expense reduction initiatives, including a moratorium on salaries for most employees.  If our business does not generate revenues before our cash is exhausted and we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

The audit report covering these financial statements includes an explanatory paragraph that describes conditions that raise substantial doubt about the Company's ability to continue as a going concern.

As discussed elsewhere in this report, our plans include mitigating the conditions or events that raise substantial doubt about our ability to continue as a going concern. In addition to our continued cost containment efforts, these plans include:

●	the possible restructuring of existing debt;
●	As of March 15, 2017, we are no longer required to maintain $400,000 in restricted cash equivalents to support a letter of credit related to our former office lease; and
●

as discussed in Note 12, on March 06, 2017, the Court of Appeals for the Federal Circuit unanimously affirmed the $30 million patent infringement verdict in favor of the Company's subsidiary, Prism Technologies LLC ("Prism"), against Sprint Spectrum LP d/b/a Sprint PCS ("Sprint"). No portion of the judgment has been paid as of the date of this report, and further appeals are possible.

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

Intangible Assets

The fair value amount assigned to each acquired patent asset is being amortized on a straight-line basis, depending on the patent, over a period ranging from 1.5 to 6.5 years, depending on the patent. The amortization period of the entire acquired patent portfolio is a weighted average of 4.8 years and was determined using the estimated life of each patent, which is represented by the period over which 100% of the expected discounted cash flows are received, and then using a weighted average approach based on the value of the patent and the estimated life.

The amortization period of the covenants not to compete with Prism’s officers is three years; the expected term of the agreements.

The Company evaluates the recoverability of its long-lived assets, including intangible assets subject to amortization in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment. ASC 360 requires the recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds fair value. The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying amount of the intangible asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of the assets exists and in estimating future cash flows for any necessary impairment tests. Recoverability of the long-lived and intangible assets to be held and used is measured by the comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Company recorded impairment charges for the years ended December 31, 2016 and 2015 of $2.2 million and $23.8 million respectively, associated with the patent portfolio it acquired from Prism. The fair value of the acquired intangible assets were based on estimated future cash flows to be generated from the patent portfolio to be received from Prism by the Company, discounted using a rate commensurate with the risk involved. See Note 7 for further discussion.

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

In addition, the Company would evaluate goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment.  Examples of such events or circumstances include the following:

●    a significant adverse change in legal factors or in the business climate;

●    a more likely than not expectation that a segment or a significant portion thereof will be sold; or

●    the testing for recoverability of a significant asset group within the segment.

2.	Summary of Significant Accounting Policies (continued)

Derivative instruments

We assess whether activities which provide capital to fund our operations include embedded features that are derivatives instruments. If a derivative instrument is embedded, the instrument is accounted for separately from the host contract. Changes in fair value are recognized in other income or loss, consistent with the underlying derivative instrument. As a result, any change in the value of our derivative instrument would be substantially offset by an opposite change in the value of the underlying derivative item. We do not use derivative instruments for trading or speculative purposes. Since this activity is not part of our normal course of business, we consider the risk in this area to be low.

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

During the years ended December 31, 2016 and 2015, we had no customers or accounts receivable.

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

Current accounting standards in the United States prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax returns. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2016 and December 31, 2015, we had unrecognized tax benefits of approximately $0.2 million and $0.3 million, respectively. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The carrying value of our deferred tax assets, which was approximately $61.1 million at December 31, 2016, is dependent upon its ability to generate sufficient future taxable income. We have established a full valuation allowance against the net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including its past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of its deferred tax assets would be realizable.

Net loss per share

Basic and diluted net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the denominator used to calculate basic and diluted net loss per share of common stock:

	Year Ended December 31,
(In thousands)	2016	2015

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders:	$(12,788)	$(21,643)

Denominator for net loss per share:
Basic and diluted—weighted average shares of common stock outstanding	10,074	9,268

Net loss per share
Basic and diluted as reported	$(1.27)	$(2.34)

Net loss per share (continued)

Potentially dilutive securities are not included in the diluted net income calculation, because we had a net loss from operations, net of tax. There were no antidilutive securities to be included in the calculation above as of December 31, 2016 and December 31, 2015.

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to evaluate for each annual and interim reporting period whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The Company adopted ASU 2014-15 effective December 31, 2016.  Our management has made this assessment in connection with preparing this Annual Report and, as of the date of the filing of this Form 10-K, we believe that there is substantial doubt about our ability to continue as a going concern. See Note 1 for further discussion.

On January 9, 2015, the FASB unanimously voted to approve Accounting Standards Update (ASU) 2015-01, which eliminates the concept of extraordinary items in an entity’s income statement. The Company adopted ASU 2015-01 effective January 1, 2016. Adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU 2015-15, which clarified that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The Company adopted ASU 2015-03 effective January 1, 2016. Adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2016. Adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. Adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our condensed Consolidated Financial Statements and related disclosures.

Recently Issued Accounting Pronouncements (continued)

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

Contingent Consideration

The contingent consideration payable to Prism’s former members consists of a share of future revenues related to lawsuits filed by Prism prior to the Closing Date (“Open Suits”). Under the terms of the Merger Agreement, we will retain the first $16.5 million in litigation or settlement proceeds received from Open Suits after closing (the “Sharing Threshold”), less any cash remaining in Prism at the time of closing. Prism’s former members will receive 70% of the litigation and settlement proceeds related to Open Suits in excess of the Sharing Threshold, up to $49.5 million. The contingent consideration is calculated quarterly and payable in the quarter following the period in which it is earned. Payments due for the quarters ended March 31, September 30 and December 31, are subject to 20% retention. The retention payments are due in conjunction with the earn-out payment for December 31. See Note 5 for fair value of the consideration.

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

The Company incurred approximately $0 and $219,000 in acquisition-related expenses for the three months and year ended December 31, 2015, respectively. There were no acquisition-related expenses incurred during the year ended December 31, 2016. For the year ended December 31, 2015, $107,000 was related to legal expenses, $83,000 in accounting and valuation expenses and $29,000 in special stockholder meeting expenses. These costs are included in the consolidated statement of operations in general and administrative operating expenses for the three months and year ended December 31, 2015.

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

On July 1, 2016 and 2015, pursuant to the 2008 Stock Option Plan, fully vested options to purchase 5,000 shares of common stock were granted to each of the three non-employee directors with an exercise price of $0.27 and $3.06 respectively. On June 11, 2015, pursuant to the 2008 Stock Option Plan, the Company granted 72,500 performance based stock options, 72,500 service based stock options and 70,000 stock options which vested immediately, to members of the Company’s management. The service based stock options vest 33% after one year and ratably over the next two years. The performance based stock options vest annually, if financial targets are met.

 On June 11, 2015, the Company granted 72,500 performance based stock options, 72,500 service based stock options and 70,000 stock options which vested immediately, to members of management. The service based stock options vest 33% after one year and ratably over the next two years. The performance based stock options vest annually, if financial targets are met.

As of December 31, 2016, there was $97,000 in unrecognized compensation cost for all stock options outstanding under the Company’s stock option plans. A portion of the unrecognized compensation cost relates to options to purchase 500,000 shares of common stock granted to five executive officers of Prism under employment agreements executed in connection with the Merger. The exercise price of all of the options granted to the executive officers of Prism is $2.68. One-half of the options granted to each such executive officer is serviced based and vest as follows: (i) 33.33% will vest upon the first anniversary of the first date of employment, and (ii) 1/24 of the remaining 66.67% will vest at the end of each of the 24 months following such anniversary, so long as the individual remains employed pursuant to the terms of his or her employment agreement.

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

For the performance based options noted above, in accordance with ASC 718 “Compensation – Stock Compensation,” a performance condition must be met for the award to vest and compensation cost will be recognized only if the performance condition is satisfied. The performance based option vesting criteria uses a tiered vesting structure between 0% to 100% based upon a comparison of annual licensing and enforcement outcomes to an annual target approved by the Company’s board of directors. The 2016 and 2017 financial targets have not been set by the Company’s board of directors, therefore no compensation costs will be recorded. As of December 31, 2016, 50% of the 2015 performance-based options have been vested.

The Company has reserved common shares for issuance in conjunction with the issuance of options underlying the Company’s stock option plans.

4.	Share-Based Payments (continued)

Options outstanding and exercisable at December 31, 2016 are as follows:

			Options Outstanding		Options Currently Exercisable
Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Number Outstanding	Weighted Average Exercise Price
(in thousands, except contractual life and exercise price amounts)
$0.27	-	$0.27	15	4.50	15	$0.27
$2.68	-	$2.68	500	3.24	181	2.68
$2.76	-	$2.76	215	3.45	119	2.76
$3.06	-	$3.56	45	2.50	45	3.26
			775	3.28	360	$2.68

Share-based compensation expense resulting from stock options for the years ended December 31, 2016 and 2015 were included in income in the amount of $80,000 and $147,000, respectively.

The fair value of share-based awards granted pursuant to the Company’s stock option plans was estimated using the BSM option-pricing model with the following weighted average assumptions for the years ended December 31, 2016 and 2015:

	Year Ended December 31
	2016	2015

Expected term (in years)	3.0	3.0
Expected volatility	2.19	0.37
Risk-free interest rate	0.71%	1.00%
Expected dividend	—	—
Weighted-average fair value at grant date	$0.13	$0.71

The following table summarizes the Company’s stock option activity for the year ended December 31, 2016:

(in thousands, except exercise price amounts and contractual term)	Options Available for Grant	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
Balances, December 31, 2015	594	765		$2.77
Additional shares reserved	202	—		—
Granted	(15)	15		$0.27
Canceled/forfeited	5	(5)		$7.22
Balances, December 31, 2016	786	775	3.28	$2.69
Vested and expected to vest		775	3.28	$2.69
Exercisable as of December 31, 2016		360	3.27	$2.68

4.	Share-Based Payments (continued)

As of December 31, 2016 and December 31, 2015, there were 414,000 and 585,000 unvested options respectively.

There was no aggregate intrinsic value of options outstanding and exercisable at December 31, 2016 and 2015. Aggregate intrinsic value represents the total intrinsic value (the aggregate difference between the closing stock price of our common stock of $0.30 and $1.02 on December 31, 2016 and 2015, respectively and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on December 31, 2016 and 2015, respectively. There were no options exercised for the years ended December 31, 2016 and 2015. The weighted-average remaining contractual terms of options outstanding and exercisable at December 31, 2016 and 2015 were 3.27 and 4.04 years, respectively.

No options were exercised and no cash was received from stock option exercises and purchases under the Purchase Plan for December 31, 2016 and 2015.

5.	Fair Value Measurements

The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$589	$589	$—	$—
Short-term investments	—	—	—	—
Restricted cash equivalents	400	400	—	—
Total assets at fair value	$989	$989	$—	$—

	December 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$11,539	$—	$—	$11,539
Derivative liability	405	—	—	405
Total liabilities at fair value	$11,944	$—	$—	$11,944

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,756	$1,756	$—	$—
Short-term investments	1,494	1,494	—	—
Restricted cash equivalents	600	600	—	—
Total assets at fair value	$3,850	$3,850	$—	$—

	December 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$13,229	$—	$—	$13,229
Total liabilities at fair value	$13,229	$—	$—	$13,229

Cash and cash equivalents, short-term investments and restricted cash equivalents include certificates of deposit, money market deposit accounts and money funds. The carrying value of these cash equivalents, short-term investments and restricted cash equivalents approximate fair value. For these securities, we use quoted prices in active markets for identical assets to determine their fair value and are considered to be Level 1 instruments.

5.	Fair Value Measurements (continued)

The contingent consideration payable to Prism's former members consists of a share of future revenues related to lawsuits filed by Prism prior to the Closing Date ("Open Suits"). See Note 3 for further discussion. For this liability, we use valuation techniques based on management's assumptions and expectations that require inputs that are both unobservable and significant to the overall fair value measurement and is considered to be a Level 3 instrument.

As discussed in Note 6, on December 21, 2016 we entered into a non-recourse financing agreement by which the financing company provided the Company with $500,000 in cash. Under ASU 815, the repayment of the premium portion in addition to the principal is recorded as an embedded derivative. For this liability, we use valuation techniques based on management's assumptions and expectations that require inputs that are both unobservable and significant to the overall fair value measurement and is considered to be a Level 3 instrument.

6.	Consolidated Financial Statement Details

Cash and cash equivalents

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2016	2015
Cash	$586	$143
Money market deposit accounts	-	1,556
Money market funds	3	57
Total cash and cash equivalents	$589	$1,756

 The Company accounts for its short-term investments under ASC 320, "Investments - Debt and Equity Securities." Management determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. We had no short-term investments at December 31, 2016 and $1.5 million at December 31, 2015.

Restricted cash equivalents

As of December 31, 2016 and December 31, 2015, restricted cash equivalents consisted of $0.4 million and $0.6 million each, respectively. A portion of the cash equivalents is used as collateral for a letter of credit of the same amount, which secures our remaining rent obligations under the office space lease for our former corporate headquarters.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2016	2015
Prepaid legal	$450	$452
Prepaid insurance	112	144
Prepaid rent	34	37
Other	3	6
Total prepaid expenses and other current assets	$599	$639

Property and equipment

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2016	2015
Computer and office equipment	$35	$35
Furniture and fixtures	360	360
Leasehold improvements	23	23
Software	23	23
Total property and equipment	441	441
Less accumulated depreciation	(441)	(441)
Total property and equipment, net	$—	$—

Depreciation expense was $0 for the years ended December 31, 2016 and 2015, respectively.

6.	Consolidated Financial Statement Details (continued)

Other Assets

The Company owns several life insurance policies (also referred to as "life settlement contracts"). These life settlement contracts were part of the assets we acquired in the Merger. A life settlement contract is the payment of cash to an insured in return for an assignment of ownership or beneficial interest in, and the right to receive the value of, a life insurance policy upon the death of the insured. As the beneficial owner of the policies, we are required to pay the premiums to prevent a lapse. In 2016, the Company's premiums on these life settlement contracts were $40,000 and the Company anticipates paying $38,000 for each of the five succeeding fiscal years to keep the life settlement contracts in force. The reduction in premiums was due to the sale of two life insurance policies mentioned below.

Life settlement contracts are preliminarily recorded at cash surrender value, with premium payments classified as general and administrative and expensed as incurred. The Company paid $51,000 in premium payments on these life settlement contracts for the year ended December 31, 2015. The policies are not subject to amortization; however, we analyze the carrying value for the impairment annually. Based upon our analysis, no impairment was noted for the year ended December 31, 2016. During the year ended December 31, 2016, the Company sold two life insurance policies with net proceeds of $37,000. The net proceeds from these life insurance policies were recognized in other income for the year ended December 31, 2016. The basis of $40,000 for these life insurance policies was recorded as a decrease in other assets in operating activities on the Consolidated Statements of Cash Flows.

Life settlement contracts consist of the following at December 31, 2016 (in thousands):

December 31, 2016
Number of individual life insurance policies held	4
Aggregate face/maturity value of all policies	$1,800
Cash surrender value of all policies	$18

Intangible Assets

Intangible assets, net, include the following amounts (in thousands):

	December 31,
	2016	2015
Goodwill	$54	$54
Patent portfolio	34,030	35,819
Covenant not to compete	1,332	1,752
Total goodwill and other intangible assets	35,416	37,625
Accumulated amortization patent portfolio	(19,096)	(12,249)
Accumulated amortization covenant not to compete	(1,011)	(628)
Total goodwill and other intangible assets, net	$15,309	$24,748

Goodwill, the excess of the purchase price paid to former members of Prism over the fair market value of the net assets acquired, in the amount of $0.1 million was recorded as of the Closing Date. We did not have goodwill prior to the acquisition of Prism.

6.	Consolidated Financial Statement Details (continued)

Intangible Assets (continued)

Acquisition-related intangible assets are amortized using the straight-line method over their estimated economic lives from 3 to 6.5 years. As of December 31, 2016, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.6 years.

As of December 31, 2016, future amortization of acquisition-related intangibles that will be recorded in the Consolidated Statement of Operations is estimated as follows (in thousands):

Year Ended December 31,
2017	5,300
2018	5,099
2019	3,838
2020	588
2021	430
Thereafter	—
Total	$15,255

Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Accrued lease obligations (see Note 8)	$34	$194
Maxim arbitration award	—	381
Payroll accrual	562	—
Incentive compensation accrual	912	—
Total accrued expenses	$1,508	$575

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

Notes payable

As part of the Merger, we assumed $3.6 million in two discounted non-interest bearing notes payable, due in four semi-annual installments of $1,000,000 from June 2015 to December 2016. The notes include imputed interest at 12.0% recognized as interest expense, based on management's assumptions about the risk associated with satisfying the payment obligations, including the fact that certain patents serve as security for the notes.

On December 21, 2016, we entered into a non-recourse financing agreement by which the financing company provided the Company with $500,000 in cash in exchange for a portion of the proceeds we expect to receive in connection with the patent infringement litigation with Sprint Spectrum, L.P, pending in the United States Court of Appeals for the Federal Circuit (Prism Technologies LLC v Sprint Spectrum L.P. D/B/A/ Sprint PCS; Case Nos. 16-1456 and 16-1457), and any related appeals or remands (collectively, the Sprint Litigation). After payment of any fees to the Company's litigation counsel, the financing party is entitled to receive:

Notes payable (continued)

●  two and half times the funding amount ($1.25 million) if repayment in full is made 18 months or less from the date of the funding agreement;

●  three times the funding amount ($1.5 million) if repayment in full is made after 18 months from the date of the funding agreement.

To the extent not recovered from the proceeds associated with the Sprint Litigation, however, the financing party is entitled to recover its principal ($500,000) from the proceeds of other current or future cases or patent license instituted by the Company's subsidiaries. In addition, the Company agreed to reimburse the financing company for certain outside costs totaling $59,000 for the non-recourse financing agreement with the unrelated party.

The balance of the notes payable as of December 31, 2016 are as follows (in thousands):

Year Ending December 31, 2016
Notes payable, assumed debt	$3,062
Notes payable, net due from financing company	108
Add accreted interest	128
Fair Value	$3,298

The installment payments due on December 31, 2015, June 30, 2016 and December 2016 have not been paid as of the date of this report. The Company has postponed payments of the notes payable upon permission from the note holder.

On December 29, 2016, the Board of Directors of the Company approved a transaction by which Mr. Enan provided the Company with $250,000 in cash. In exchange, Mr. Enan is entitled to receive $625,000 when the Company's cumulative Net Cash Flow ("NCF") exceeds $7.5 million. NCF is measured as the cumulative cash received from revenue sources less all cumulative cash operating expenses incurred. The cash contribution is unsecured and non-convertible to equity. See further discussion of this transaction in Note 11.

The aggregate maturities of both non-recourse financing agreements as of December 31, 2016 are as follows (in thousands):

Year Ending December 31, 2016
Notes payable	$250
Add accreted interest	2
Fair Value	$252

Derivative instruments

Our primary objective in holding derivative instruments is to provide capital to fund our operations. Under Accounting Standards Update ("ASU") No. 2016-06, Derivatives and Hedging, (Topic 815) requires that in certain circumstances embedded derivatives be bifurcated from the host contract and accounted for separately. Embedded derivatives that are required to be bifurcated and accounted for separately are treated in the same manner as freestanding derivatives. As discussed in the Notes Payable section above, on December 21, 2016 we entered into a non-recourse financing agreement by which the financing company provided the Company with $500,000 in cash. Under ASU 815, the repayment of the premium portion in addition to the principal is recorded as an embedded derivative.

Fair Value of Derivative Instruments

The fair values of our outstanding derivative instruments as of December 31, 2016 are as follows (in thousands):

Derivative Liabilities	Balance Sheet Location
Derivative liability	Derivative liability	405
Fair Value		$405

7.	Impairment of long-lived assets

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

When indicators are present, the Company evaluates the recoverability of the patent assets based on comparison to estimated undiscounted cash flows to the carrying value of the patent assets, discounted using a rate commensurate with the risk involved. Impairment charges have been recorded for 2016 and 2015:

    ● As a result of adverse litigation events in the fourth quarter of 2015, the Company recorded impairment charges of $23.8 million which resulted in reducing the carrying value of the covenant not to compete by $0.7 million and reducing the carrying value of the patent portfolio by $22.7 million.

.

● As a result of delays in litigation events in the second quarter of 2016, the Company recorded impairment charges of $2.2 million as a result of reducing the carrying value of the covenant not to compete by $0.4 million and reducing the carrying value of the patent portfolio by $1.8 million.

The events resulting in the reassessment of the patent assets described above also required a reassessment of the contingent consideration liability. Adjustments to the contingent consideration liability were made representing the difference between the contingent consideration as of the acquisition date and accrued imputed interest compared to the contingent consideration expected to be paid, based upon the estimated future undiscounted cash flows expected to be generated. The fair value of the contingent liability was reduced by $2.0 million and $19.9 million in 2016 and 2015, respectively.

8.	Commitments and Contingencies

Leases

We have a non-cancelable 24 month lease through May 15, 2017 for approximately 650 square feet of office space in Folsom, California, which is currently our corporate headquarters. We also have a non-cancelable sixty month lease for approximately 2,200 square feet of office space in Omaha, Nebraska through August 31, 2017.

We have a non-cancelable five-year full-service lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our headquarters until May 2013. The lease includes negotiated annual increases in the monthly rental payments. On April 16, 2013, we subleased this space for the remainder of our term. The monthly sublease rent is less than our rent obligation to the landlord. As of December 31, 2016, we expect to receive $11,000 from the sub-lessee for the remainder of our lease.

Future minimum lease commitments as of December 31, 2016 are summarized as follows (in thousands):

Years ending December 31,	Future minimum lease commitments
2017	$98

Rent expense, net of sub-lease income and amortization of accrued lease obligations, for the years ended December 31, 2016 and 2015 was $120,000 and $88,000, respectively.

Future minimum sub-lease payments expected to be received as of December 31, 2016 are summarized as follows (in thousands):

Years ending December 31,	Future minimum sub- lease payments
2017	$11

Litigation

In the ordinary course of business, we are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with our patent enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorneys' fees and/or expenses to defendant(s) in the action, which could be material and, if required to be paid by us or our operating subsidiaries, could materially harm our operating results and our financial position.

8.	Commitments and Contingencies (continued)

On March 19, 2015, Maxim Group LLC ("Maxim") sent Prism a letter demanding payment of a fee under an Advisory Agreement dated September 19, 2013 (the "Advisory Agreement"). Prism rejected the demand and on April 10, 2015, Maxim filed a Statement of Claim with the Financial Industry Regulatory Authority ("FINRA") to initiate arbitration of the dispute. In the Statement of Claim, Maxim alleges that Prism is liable for payment to Maxim of a percentage of the Merger consideration as an advisory fee under the Advisory Agreement. Prism has answered the Statement of Claim and contested FINRA's jurisdiction. However, Prism also filed a declaratory judgment action in Nebraska state district court seeking a declaration that the Advisory Agreement is void, no advisory fee is owed and staying the FINRA arbitration proceeding. In the Nebraska state district court action Prism argues that: (i) Maxim did not introduce Prism to the Company and Prism did not seek Maxim's assistance with the Merger; (ii) Maxim was not registered as an investment advisor and cannot charge an advisory fee; and (iii) the advisory fee demanded by Maxim is grossly excessive under applicable law. On August 8, 2015, the Nebraska state district court denied our motion to stay, and an appeal has been made to the Nebraska Court of Appeals. While the appeal was pending, on April 6, 2016 the FINRA arbitration panel awarded Maxim $357,000, plus 9% interest from the date of the closing of the Merger. Prism has 30 days to decide whether to petition a federal court to vacate the award. Although the arbitration award to Maxim was paid by the Company, it relates to a pre-Merger dispute and reduced the maximum earnout payable to Prism's former security holders. The Company recognized $382,000 in operating expenses for the year ended December 31, 2015, which includes both the award and accrued interest from the date of closing until December 31, 2015. The Company paid the award and all accrued interest in the amount of $375,000 during the year ended December 31, 2016.

9.	Income Taxes

The components of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2016	2015
Net operating loss carryforwards	$50,230	$48,261
Tax credit carry forwards	981	981
Accruals and allowances	1,074	507
Depreciation and amortization	8,759	6,593
Other	13	20
Total deferred tax asset	61,057	56,362

Less valuation allowance	(61,057)	(56,362)
Net deferred tax asset	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we recorded a valuation allowance against our deferred tax asset. The valuation allowance recorded for the year ended December 31, 2016 increased by $4,695,000 and for the year ended December 31, 2015 increased by $7,938,000.

For tax return purposes, we had NOLs at December 31, 2016 of approximately $155.8 million and $21.1 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million  and $8.4 million respectively. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal NOLs begin to expire in 2019. State NOLs begin to expire in 2028. We also had federal research and development credits of approximately $0.7 million which will begin expiring in 2018, and a federal alternative minimum tax credit of approximately $0.5 million, which does not expire.

We recognized an income tax benefit of $101,000 for the year ended December 31, 2016. We did not recognize any income tax expense or benefit for the year ended December 31, 2015.

The effective tax rate for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	December 31,
	2016	2015
Federal tax at statutory rate	34.0%	34.0%
State taxes	5.8%	5.8%
Expiration of CA NOLs	(2.1)%	(2.7)%
Changes in state tax rates	(1.9)%	—%
Other	0.6%	(0.2)%
Adjustment due to change in valuation allowance	(35.6)%	(36.9)%
	0.8%	(0.0)%

9.	Income Taxes (continued)

In 2016 and 2015, the federal statutory rate is 34% as this is the rate at which the Company expects to realize its deferred tax assets in the future.

Under the asset and liability method prescribed under ASC 740, "Income Taxes," we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

At December 31, 2016, we had unrecognized tax benefits of approximately $0.2 million, (none of which, if recognized, would affect our effective tax rate). We do not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015
Balance at January 1	$300	$300
Increase (decrease) related to prior year tax positions	—	—
Increase (decrease) related to current year tax positions	—	—
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	101	—
Balance at December 31	$199	$300

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of income tax expense. We did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2016 and 2015, due to immateriality.

10.	Other Income

The Company recognized other income in 2016 and 2015 in the amount of $2.1 million and $19.9 million respectively. As a result of the delay in forecasted revenues, the fair value of the contingent consideration liabilities were adjusted by $2.0 million based upon the deferral of cash flows on the balance sheet as of June 30, 2016. We recorded this decrease as other income. In June and September 2016, life insurance policies were also sold with net proceeds of $37,000 recognized as other income. As a result of adverse litigation events in the fourth quarter of 2015, the Company reassessed the contingent consideration liability in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this liability to its carrying amount on the balance sheet as of December 31 2015. As a result of the lower than forecasted cash flows, the Company recorded $19.9 million as Other Income. Other Income for 2016 and 2015 also consisted of interest earned on our investment portfolio of cash, cash equivalents and short-term investments of $3,000 and $14,000 respectively.

11.	Related Party Transaction

On December 29, 2016, the Board of Directors of the Company approved a transaction that was entered into on December 30, 2016, by which a related party, Hussein A. Enan, CEO and Chairman of the Company provided the Company with a loan of $250,000 in cash. In exchange, Mr. Enan is entitled to receive $625,000 when the Company's cumulative Net Cash Flow ("NCF") exceeds $7.5 million. NCF is measured as the cumulative cash received from revenue sources less all cumulative cash operating expenses incurred. The cash contribution is unsecured and non-convertible to equity.

12.	Subsequent Events

On March 6, 2017, the Court of Appeals for the Federal Circuit unanimously affirmed the $30 million patent infringement verdict in favor of the Company's subsidiary, Prism Technologies LLC, against Sprint Spectrum LP d/b/a Sprint PCS ("Sprint"). No portion of the judgment has been paid as of the date of this report.

On February 28, 2017, the office lease for our former headquarters expired. On March 15, 2017, the landlord released the letter of credit covering the office space and the Company is no longer required to maintain $400,000 in restricted cash equivalents.

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

(b)

Management's report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, and under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation using criteria established in Internal Control - Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

(c)

Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called "incorporation by reference." We intend to file our definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information that will be included therein is incorporated in this report by reference.

Item 10. Directors and Executive Officers and Corporate Governance.

The information required by this Item 10 with respect to our management is incorporated by reference to information set forth in our definitive proxy statement under the heading "Management."

The information required by this Item 10 with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to information set forth in our definitive proxy statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

The information required by this Item 10 with respect to our code of ethics is incorporated by reference to information set forth in our definitive proxy statement under the heading "Proposal No. 1 -“ Election of Directors -  "Committee Charters and other Corporate Governance Materials."

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to information set forth in our definitive proxy statement under the heading "Executive Compensation and Other Matters."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to information set forth in our definitive proxy statement under the heading "Stock Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to information set forth in our definitive proxy statement under the heading "Certain Relationships and Related Transactions, and Director Independence."

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to information set forth in our definitive proxy statement under the heading "Principal Accounting Fees and Services."

PART IV

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2017.

PRISM TECHNOLOGIES GROUP, INC.

By:	/s/ HUSSEIN A. ENAN
Hussein A. Enan
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2017
Hussein A. Enan

/s/ STEVEN J. YASUDA	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2017
Steven J. Yasuda

/s/ JAMES M. CORROON	Vice Chairman of the Board	March 31, 2017
James M. Corroon

/s/ DENNIS H. CHOOKASZIAN	Director	March 31, 2017
Dennis H. Chookaszian

/s/ GREGORY J. DUMAN	Director	March 31, 2017
Gregory J. Duman

PRISM TECHNOLOGIES GROUP, INC.

EXHIBITS TO FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2016

Exhibit Number	Description of Document	Method of Filing

2.1	Asset Purchase Agreement between the Company and Bankrate, Inc. dated as of October 10, 2011.	Filed as Exhibit 2.1 to registrant's Form 8-K filed on October 12, 2011.

2.2	Agreement of Plan of Merger among the Company, Strategic Concepts Acquisition Corp., Prism Technologies, LLC, and Gregory J. Duman, dated as of November 11, 2014.	Filed as Exhibit 3.1 to registrant's Registration Statement on Form S-4 filed on December 30, 2014.

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

Filed as Exhibit 3.1 to registrant's Registration Statement on Form S-4 filed on December 30, 2014.

3.3	Bylaws of the Company.	Filed as Exhibit 3.2 to registrant's Registration Statement on Form S-1 filed on May 7, 1999.

3.4	Amendment to Article X of the Bylaws of the Company, adopted by the Board of Directors on February 2, 2011.	Filed as Exhibit 3.1 to registrant's Form 8-K filed on February 7, 2011.

4.1	Section 382 Rights Agreement, dated as of November 23, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.	Filed as Exhibit 4.1 to registrant's Form 8-A filed on November 25, 2011.

10.1*	Form of Indemnity Agreement between the Company and the Company's directors and officers.	Filed as Exhibit 10.1 to registrant's Form S-1/A filed on July 21, 1999.

10.2*	1997 Stock Option Plan	Filed as Exhibit 10.2 to registrant's Form S-1/A filed on July 21, 1999.

10.3*	1999 Employee Stock Purchase Plan.	Filed as Exhibit 10.3 to registrant's Form S-1 filed on May 7, 1999.

10.4*	2008 Stock Option Plan.	Included in registrant's definitive proxy statement on Schedule 14A filed on February 15, 2008.

10.5*	Executive Retention and Severance Plan Amended and Restated as of December 22, 2008.	Filed as Exhibit 10.16 to registrant's Form 10-K filed on March 31, 2009.

10.6	Office Lease between MSCP Capital Center Investors, LLC, as Landlord, and the Company, as Tenant, dated as of December 10, 2010.	Filed as Exhibit 99.1 to registrant's Form 8-K filed on December 28, 2010.

10.7	First Lease Amendment between MSCP Capital Center Investors, LLC, as Landlord, and the Company, as Tenant, dated as of December 22, 2011.	Filed as Exhibit 10.26 to registrant's Form 8-K filed on December 28, 2011.

10.8	Employment Agreement between the Company and Gregory J. Duman dated March 20, 2015.	Filed as Exhibit 10.1 to registrant's Form 8-K filed on March 30, 2015.

10.9	Non-competition agreement between the Company and Gregory J. Duman dated March 20, 2015.	Filed as Exhibit 10.1 to registrant's Form 8-K filed on March 30, 2015.

10.10	Litigation Funding Agreement dated December 15, 2016.	Filed as Exhibit 10.10 to registrant's Form 8-K/A filed on February 27, 2017

14.1	The Company's Code of Business Conduct and Ethics.	Filed as Exhibit 14.1 to registrant's Form 10-K filed on March 29, 2004.

21.1	Subsidiaries of Company.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Fled herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101	Extensible Business Reporting Language (XBRL)**

*	Constitutes a management contract or a compensatory plan or arrangement.
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.