Form 10-Q
period 2017-03-31
Prism Technologies Group, Inc.
filed 2017-05-15
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2016), as reported on the Nasdaq Capital Market, was approximately $1,819,000. Registrant is a smaller reporting company as defined in Regulation S-K. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on March 31, 2017 were 10,073,688 shares.

FORM 10-Q

PRISM TECHNOLOGIES GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$655	$589
Restricted cash equivalents	—	400
Prepaid expenses and other current assets	538	599
Total current assets	1,193	1,588

Intangible assets, net	13,691	15,255
Goodwill	54	54
Other assets	22	22
Total assets	$14,960	$16,919

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$388	$384
Accrued expenses	2,563	1,508
Accrued contingent consideration, current	358	—
Notes payable, net	3,487	3,298
Derivative liability	464	405
Debt due to related party	315	252
Total current liabilities	7,575	5,847

Accrued contingent consideration, non-current	8,946	11,539
Other liabilities	—	45
Total liabilities	16,521	17,431

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Common stock	15	15
Paid-in capital	231,393	231,374
Treasury stock	(10,323)	(10,323)
Accumulated deficit	(222,646)	(221,578)
Total stockholders’ deficit	(1,561)	(512)
Total liabilities and stockholders’ deficit	$14,960	$16,919

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Total revenues	$110	$—
Cost of revenues	(91)	—
Gross margin	19	—

Operating expenses:
General and administrative	1,445	1,112
Amortization	1,325	2,182
Impairment of intangible assets	239	—
Total operating expenses	3,009	3,294
Loss from operations	(2,990)	(3,294)
Other income (expense), net	2,251	2
Interest expense	(266)	(170)
Interest expense to a related party	(63)	—
Net loss before income taxes	(1,068)	(3,462)
Income tax benefit	—	—
Net loss	$(1,068)	$(3,462)

Net loss per share:
Basic and diluted	$(0.11)	$(0.34)

Shares used in computing net loss per share:
Basic and diluted	10,074	10,074

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,068)	$(3,462)
Comprehensive loss	$(1,068)	$(3,462)

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,068)	$(3,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19	19
Amortization	1,325	2,182
Revaluation of derivative liability	59	—
Impairment of intangible assets	239	—
Imputed interest expense on contingent consideration	74	86
Imputed interest on notes payable	252	83
Revaluation of contingent consideration	(2,309)	—
Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	61	24
Accounts payable	4	104
Accrued expenses and other current liabilities	1,010	(30)
Net cash used in operating activities	(334)	(994)

Cash flows from investing activities:
Redemptions of short-term investments	—	1,494
Redemptions of restricted cash equivalents	400	200
Net cash provided by investing activities	400	1,694

Net increase in cash and cash equivalents	66	700
Cash and cash equivalents, beginning of period	589	1,756
Cash and cash equivalents, end of period	$655	$2,456

Supplemental disclosures of cash flow information and non-cash transactions:

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business of Prism Technologies Group, Inc.

Prism Technologies Group, Inc. (referred to herein as “PTG”, “we”, “our” or “us”) was originally incorporated in California in February 1995 and re-incorporated in Delaware in October 1996.The mailing address of our headquarters is 101 Parkshore Drive, Suite 100, Folsom, CA 95630, and the telephone number at that location is (916) 932-2860. Our principal website is www.przmgroup.com.

Since December 21, 2011, PTG’s business has consisted of licensing and enforcing a portfolio of patents relating to technology that we developed or acquired. On March 26, 2015, we completed our acquisition of Prism Technologies, LLC (“Prism LLC”), with Prism LLC becoming our wholly-owned subsidiary (the “Merger”). Prism LLC is a Nebraska limited liability company headquartered in Omaha, Nebraska. Prism LLC has two primary operating subsidiaries: Secure Axcess, LLC, a Texas limited liability company and Millenium Biologix, LLC, a Nebraska limited liability company. Prism LLC and its subsidiaries own a portfolio of patents with over 50 issued patents in the areas of computer and network security, semiconductors and medical technology. In September 2015, we changed our name to Prism LLC Technologies Group, Inc. to better reflect the operations of the combined companies.

2. Basis of Presentation and Liquidity

The consolidated financial statements include the accounts of PTG and its wholly-owned subsidiaries, Goldrush Insurance Services, Inc. and Prism Technologies LLC. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2017 and the results of operations for the three months ended March 31, 2017 and 2016 and of cash flows for the three months ended March 31, 2017 and 2016. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any future period.

The accompanying financial statements have been prepared under the assumption that PTG will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to PTG’s ability to continue as a going concern.

As of March 31, 2017, our cash and cash equivalents totaled $0.7 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $4.3 million, including $3.3 million in installment payments due in 2017. With the consent of the note holder, these installment payments have not been paid as of the date of this report. We have implemented certain initiatives to preserve cash and we have discussed restructuring one of our notes payable with the note holder, but there can be no assurance that the discussions will be successful. We cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. We entered into two financing agreements in late 2016 for an aggregate of $750,000 (which are described in Note 10), and we have implemented significant expense reduction initiatives, including a moratorium on salaries for most employees. Unless we are able to defer or restructure our liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations beyond the fourth quarter of 2017. These factors raise substantial doubt about PTG's ability to continue as a going concern within twelve months following the date of the filing of this Form 10-Q. If our business does not generate revenues before our cash is exhausted and we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Basis of Presentation (continued)

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. We believe the disclosures in its notes to the condensed consolidated financial statements are adequate to make the information presented not misleading. We have evaluated subsequent events through the time of filing these financial statements. Based upon the evaluation, there was no material impact on the accompanying condensed consolidated financial statements.

Summary of Significant Accounting Policies

Revenue recognition

In general, patent licensing arrangements are expected to provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by PTG. Complex revenue arrangements may require significant judgments, assumptions and estimates about when substantial delivery of contract elements will occur, whether any significant ongoing obligations exist subsequent to contract execution, whether collectability is reasonably assured and determination of the appropriate period in which the completion of the earning process occurs.

PTG recognizes revenue when (i) persuasive evidence of a contractual arrangement between PTG and the licensee exists, which create legally enforceable rights and obligations, (ii) delivery of the licensee agreement was provided to the licensee, based upon the point at which control of license transfers to the licensee, (iii) the price to the licensee was fixed or determinable, represents the amount of consideration to which PTG expects to be entitled in exchange for transferring the promised licensee agreement to a licensee  and (iv) collectability of consideration to which PTG is entitled to is reasonably assured.

Cost of Revenues

Cost of revenues include the costs and expenses incurred in connection with PTG''s patent licensing and enforcement activities, including contingent fee based legal expenses, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting expenses and revenue share payments paid to third-parties.  These costs are included under the caption "Cost of revenues" in the accompanying consolidated statements of operations.

Business Combination Accounting

We account for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Prism LLC’s operating results are included in PTG’s Consolidated Financial Statements from March 26, 2015 (the “Closing Date”). We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Goodwill is measured and recognized as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. At the acquisition date, we measured the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies.  PTG measures the fair values of all noncontractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or liability. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, PTG will record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Prism LLC’s operations are included in PTG’s Consolidated Financial Statements as of the Closing Date. Acquisition related costs associated with a business combination are expensed as incurred.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Intangible Assets

The fair value amount assigned to each acquired patent asset is being amortized on a straight-line basis over a period ranging from 1.5 to 6.5 years, depending on the patent. The amortization period of the entire acquired patent portfolio is a weighted average of 4.8 years and was determined using the estimated life of each patent, which is represented by the period over which 100% of the expected discounted cash flows are received, and then using a weighted average approach based on the value of the patent and the estimated life.

The amortization period of the covenants not to compete with Prism LLC’s officers is three years; the expected term of the agreements.

PTG evaluates the recoverability of its long-lived assets, including intangible assets subject to amortization in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment. ASC 360 requires the recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds fair value. PTG assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying amount of the intangible asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of the assets exists and in estimating future cash flows for any necessary impairment tests. Recoverability of the intangible assets to be held and used is measured by the comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

As a result of adverse litigation events in the first quarter of 2017, PTG reassessed the recoverability of the intangible assets recorded in connection with the Merger in accordance with ASC 360. PTG determined that the carrying value of certain of its intangible assets were in excess of fair value because the receipt of the forecasted cash flows would likely not be realized. PTG, therefore, recorded impairment charges of $0.2 million in the first quarter of 2017. As a result of the recorded impairment charges, the carrying value of the patent portfolio was decreased by $0.2 million. The fair value of the acquired intangible assets were based on estimated future cash flows to be generated from the patent portfolio discounted using a rate commensurate with the risk involved.

Goodwill

Goodwill represents the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of PTG’s previously held equity interest in the acquiree (if any), over (b) the fair value of assets acquired and liabilities assumed. Goodwill, deemed to have an indefinite life is subject to periodic impairment testing as described below.

Goodwill is tested for impairment on a periodic basis, and at least annually in the fourth quarter of the year. In the first step of testing for goodwill and intangible assets impairment, we will estimate the fair value of the net assets associated with the goodwill. If the fair value of these net assets is greater than the carrying value of the net assets, including goodwill, then there will be no impairment. If the fair value is less than the carrying value, then we would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of the identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in PTG’s Consolidated Statements of Operations.

In addition, PTG would evaluate goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment.  Examples of such events or circumstances include the following:

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for annual periods (and for interim periods within those annual periods) beginning after December 15, 2016. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard increased the deferred tax asset by $4.0 million from $64.7 million to $68.7 million, with a corresponding increase to the valuation allowance at March 31, 2017. The Company elected to account for forfeitures based upon an estimated forfeiture rate and on a retrospective basis.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015-17 effective January 1, 2017. Adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has not elected to early adopt this guidance and is currently evaluating ASU 2016-15 to determine the impact to its consolidated financial statements.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.  Acquisition and Purchase Accounting

On March 26, 2015, (“the Closing Date”), PTG completed its acquisition of Prism LLC pursuant to the terms of the Merger Agreement, with Prism LLC becoming a wholly-owned subsidiary of PTG. Prism LLC operated a patent licensing and enforcement business that complemented PTG’s business. Prism LLC was acquired for a purchase price of $58.3 million paid in a combination of cash, stock and potential contingent earn-out payments as discussed further below. We account for acquisitions in accordance with ASC 805 “Business Combinations.” Accordingly, the net assets acquired were recorded at their estimated fair values and Prism LLC’s operating results are included in PTG’s Consolidated Financial Statements from the Closing Date. The maximum purchase price, exclusive of the discounting or probability reductions associated with the contingent consideration, is $75.4 million as of the Closing Date. The $75.4 million maximum purchase price is comprised of: (a) $16.5 million in cash ($1.3 million paid at Closing and $15.2 million paid in April, 2015); (b) $9.4 million associated with the issuance of 3.5 million shares of our common stock at Closing; and (c) a total of up to $49.5 million in cash in future contingent consideration.

Contingent Consideration

The contingent consideration payable to Prism LLC’s former members consists of a share of future revenues related to lawsuits filed by Prism LLC prior to the Closing Date (“Open Suits”). Under the terms of the Merger Agreement, we will retain the first $16.5 million in litigation or settlement proceeds received from Open Suits after closing (the “Sharing Threshold”), less any cash remaining in Prism LLC at the time of closing. Prism LLC former members will receive 70% of the litigation and settlement proceeds related to Open Suits in excess of the Sharing Threshold, up to $49.5 million. The contingent consideration is calculated quarterly and payable in the quarter following the period in which it is earned. Payments due for the quarters ended March 31, September 30 and December 31, are subject to 20% retention. The retention payments are due in conjunction with the earn-out payment for December 31. See Note 4 for fair value of the consideration.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of March 31, 2017 (in thousands):

	March 31, 2017	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$655	$655	$—	$—
Restricted cash equivalents	—	—	—	—
Total assets at fair value	$655	$655	$—	$—

	March 31, 2017	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$9,304	$—	$—	$9,304
Derivative liability	464			464
Total liabilities at fair value	$9,768	$—	$—	$9,768

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$589	$589	$—	$—
Restricted cash equivalents	400	400	—	—
Total assets at fair value	$989	$989	$—	$—

	December 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$11,539	$—	$—	$11,539
Derivative liability	405	—	—	405
Total liabilities at fair value	$11,944	$—	$—	$11,944

Cash equivalents and restricted cash equivalents include certificates of deposit, money market deposit accounts and money market funds. The carrying value of these cash equivalents and restricted cash equivalents approximates fair value. For these securities, we use quoted prices in active markets for identical assets to determine their fair value that are considered to be Level 1 inputs.

The contingent consideration payable to Prism LLC's former members consists of a share of future revenues related to lawsuits filed by Prism LLC prior to the Closing Date ("Open Suits"). See Note 3 for further discussion. For this liability, we use valuation techniques based on management's assumptions and expectations that require inputs that are both unobservable and significant to the overall fair value measurement and are considered to be Level 3 inputs.

As discussed in Note 9, on December 21, 2016 we entered into a non-recourse financing agreement by which the financing company provided PTG with $500,000 in cash. Under ASU 815, the repayment of the premium portion was bifurcated from the repayment of the principal and recorded as an embedded derivative. For this liability, we use valuation techniques based on management's assumptions and expectations that require inputs that are both unobservable and significant to the overall fair value measurement and are considered to be Level 3 inputs.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Restricted Cash Equivalents

As of March 31, 2017 and December 31, 2016, restricted cash equivalents consisted of $0 and $0.4 million respectively. A portion of the cash equivalents was used as collateral for a letter of credit of the same amount that secured our rent obligations under the office space lease for our former corporate headquarters. On February 28, 2017, the office lease for our former headquarters expired. On March 15, 2017, the landlord released the letter of credit covering the office space and the Company is no longer required to maintain $0.4 million in restricted cash equivalents.

6. Other Assets

Prism LLC owns several life insurance policies (also referred to as “life settlement contracts”). These life settlement contracts were part of the assets we acquired in the Merger. A life settlement contract is the payment of cash to an insured in return for an assignment of ownership or beneficial interest in, and the right to receive the value of, a life insurance policy upon the death of the insured. In 2016, PTG’s premiums on these life settlement contracts were $40,000 and PTG anticipates paying $38,000 for each of the five succeeding fiscal years to keep the life settlement contracts in force.

Life settlement contracts are preliminarily recorded at cash surrender value, with premium payments expensed as incurred. The policies are not subject to amortization; however, we analyze the carrying value for the impairment annually. Based upon our analysis, no impairment was noted for the three months ended March 31, 2017. During the year ended December 31, 2016, PTG sold two life insurance policies with net proceeds of $37,000. The net proceeds from these life insurance policies were recognized in other income for the year ended December 31, 2016. The basis of $40,000 for these life insurance policies was recorded as a decrease in other assets in operating activities on the Consolidated Statements of Cash Flows.

Life settlement contracts consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Number of individual life insurance policies held	4	4
Aggregate face/maturity value of all policies	$1,800	$1,800
Cash surrender value of all policies	$18	$18

7. Intangible Assets

Intangible assets, net, include the following amounts (in thousands):

	March 31, 2017	December 31, 2016
Goodwill	$54	$54
Patent portfolio	33,791	34,030
Covenant not to compete	1,332	1,332
Total goodwill and other intangible assets	35,177	35,416
Accumulated amortization patent portfolio	(20,356)	(19,096)
Accumulated amortization covenant not to compete	(1,076)	(1,011)
Total goodwill and other intangible assets, net	$13,745	$15,309

Goodwill, the excess of the purchase price paid to former members of Prism LLC over the fair market value of the net assets acquired, in the amount of $0.1 million was recorded as of the Closing Date. We did not have goodwill prior to the acquisition of Prism LLC.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Intangible Assets (continued)

Acquisition-related intangible assets are amortized using the straight-line method over their estimated economic lives from 3 to 6.5 years. As of March 31, 2017, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.38 years.

As of March 31, 2017, PTG expects to record $3.9 million in acquisition-related amortization expense for the remaining nine months of 2017. In addition, future amortization of acquisition-related intangibles that will be recorded in the Consolidated Statement of Operations is estimated as follows (in thousands):

Year Ended December 31,
2017	3,903
2018	5,003
2019	3,767
2020	588
2021	430
Thereafter	—
Total	$13,691

8.	Impairment of long-lived assets

When indicators are present, PTG evaluates the recoverability of the patent assets based on comparison to estimated undiscounted cash flows to the carrying value of the patent assets, discounted using a rate commensurate with the risk involved.

  ●  As a result of adverse litigation events in the first quarter of 2017, PTG recorded impairment charges of $0.2 million which resulted in reducing the carrying value of the patent portfolio by $0.2 million.

The events resulting in the reassessment of the patent assets described above also required a reassessment of the contingent consideration liability. Adjustments to the contingent consideration liability were made representing the difference between the contingent consideration as of the acquisition date and accrued imputed interest compared to the contingent consideration expected to be paid, based upon the estimated future undiscounted cash flows expected to be generated. The fair value of the contingent consideration liability was reduced by $2.3 million in the first quarter of 2017.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016

Accrued lease obligations (See Note 12)	$—	$34
Incentive compensation accrual	1,572	912
Payroll accrual	991	562
Total accrued expenses	$2,563	$1,508

10. Notes payable

As part of the Merger, PTG assumed $3.6 million in two discounted non-interest bearing notes payable due in four semi-annual installments of $1,000,000 from June 2015 to December 2016. The notes include imputed interest of 12% based on management's assumptions about the risk associated with satisfying the payment obligations, including the fact that certain patents serve as security for the notes.

 On December 21, 2016, we entered into a non-recourse financing agreement by which the financing company provided PTG with $500,000 in cash in exchange for a portion of the proceeds we expect to receive in connection with the patent infringement litigation with Sprint Spectrum, L.P, pending in the United States Court of Appeals for the Federal Circuit (Prism LLC Technologies LLC v Sprint Spectrum L.P. D/B/A/ Sprint PCS; Case Nos. 16-1456 and 16-1457), and any related appeals or remands (collectively, the Sprint Litigation). After payment of any fees to PTG's litigation counsel, the financing party is entitled to receive:

Notes payable (continued)

●	two and half times the funding amount ($1.25 million) if repayment in full is made 18 months or less from the date of the funding agreement.
●	three times the funding amount ($1.5 million) if repayment in full is made after 18 months from the date of the funding agreement.

To the extent not recovered from the proceeds associated with the Sprint Litigation, however, the financing party is entitled to recover its principal ($500,000) from the proceeds of other current or future cases or patent licensing activities instituted by PTG's subsidiaries. In addition, PTG agreed to reimburse the financing company for certain costs totaling $59,000.

The balances of the notes payable consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Notes payable, assumed debt	$3,062	$3,062
Notes payable, net due to financing company	201	108
Add accreted interest	224	128
Fair Value	$3,487	$3,298

The installment payments due on December 31, 2015, June 30, 2016 and December 2016 have not been paid as of the date of this report. PTG has postponed payments of the notes payable upon permission from the note holder.

Note Payable, Related Party

On December 29, 2016, the Board of Directors of PTG approved a transaction by which Mr. Enan, Chairman and CEO of PTG, provided PTG with $250,000 in cash. In exchange, Mr. Enan is entitled to receive $625,000 when PTG's cumulative Net Cash Flow ("NCF") exceeds $7.5 million. NCF is measured as the cumulative cash received from revenue sources less all cumulative cash operating expenses incurred. The cash contribution is unsecured and non-convertible to equity.

The maturity of the non-recourse financing agreement with Mr. Enan consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Notes payable	$250	$250
Add accreted interest	65	2
Fair Value	$315	$252

Derivative instruments

Our primary objective in holding derivative instruments is to provide capital to fund our operations. Accounting Standards Update ("ASU") No. 2016-06, Derivatives and Hedging, (Topic 815) requires that in certain circumstances embedded derivatives be bifurcated from the host contract and accounted for separately. As discussed in the Notes Payable section above, on December 21, 2016 we entered into a non-recourse financing agreement by which the financing company provided PTG with $500,000 in cash. Under ASU 815, the repayment of the premium portion was bifurcated from the repayment of the principal and recorded as an embedded derivative.

Notes payable (continued)

Fair Value of Derivative Instruments

The fair values of our outstanding derivative instruments are as follows (in thousands):

Derivative Liabilities	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivative liability	Derivative liability	464	405
Fair Value		$464	$405

11. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Three months ended March 31,
(In thousands, except per share amounts)	2017	2016

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(1,068)	$(3,462)

Denominator for net loss per share:
Basic and diluted —weighted average shares of common stock outstanding	10,074	10,074

Net loss per share:
Basic and diluted	$(0.11)	$(0.34)

Potentially dilutive securities are not included in the diluted net loss calculation because we had a net loss from operations, net of tax. There were no antidilutive securities to include in the calculation above for employee stock options and non-employee directors to purchase shares for the three months ended March 31, 2017 and for the comparable period in 2016.

 12. Commitments and Contingencies

Leases

We have a non-cancelable 24 month lease though May 15, 2017 for approximately 650 square feet of office space in Folsom, California, which is currently our corporate headquarters. We also have a non-cancelable sixty month lease for approximately 2,200 square feet of office space in Omaha, Nebraska through August 31, 2017.

We had a non-cancelable five-year full-service lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our headquarters until May 2013. On April 16, 2013, we subleased this space for the remainder of our term, which also terminated in February 2017. The monthly sublease rent was less than our rent obligation to the landlord.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13. Legal Proceedings

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

Wireless Litigation

On June 23, 2015, Prism LLC won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). At the end of a seven-day trial in Omaha, Nebraska, the jury in the United States District Court (“USDC”) for the District of Nebraska found that Sprint’s network systems and methods infringe multiple claims of Prism LLC’s U.S. Patent Nos. 8,387,155 and 8,127,345. Prism LLC was awarded trial damages of $30 million, representing a reasonable royalty for Sprint’s infringement for the period from February 2012 through December 2014.Sprint appealed the jury verdict, and Prism LLC appealed the District Court’s ruling that the jury verdict included amounts for future infringement. On March 7, 2017, the jury verdict in favor of Prism LLC was unanimously upheld by a three judge panel of the Court of Appeals for the Federal Circuit (“Federal Circuit”). On April 5, 2017, Sprint petitioned the Federal Circuit for rehearing or rehearing en banc. On May 8th, 2017 the Court of  Appeals for the Federal Circuit rejected a request by Sprint Spectrum LP d/b/a Sprint PCS for a rehearing of Sprint's appeal of the patent infringement verdict in favor of Prism LLC. No portion of the judgment has been paid by Sprint as of the date of this Quarterly Report on Form 10-Q.

On October 30, 2015, a jury found that T-Mobile USA, Inc. did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. On April 6, 2016, the District Court denied T-Mobile’s motion for judgment as a matter of law and its motion for attorney fees; the court also denied Prism LLC’s motion for judgment as a matter of law and its motion for a new trial. Both parties have appealed to the Federal Circuit and oral arguments are scheduled for June 7, 2017.

Litigation (continued)

Patent Infringement lawsuits against United States Cellular Corporation (8:12-cv-125-LES-SMB) and Cellco Partnership d/b/a Verizon Wireless (8:12-cv-126-LES-SMB) have been stayed pending the final resolution of the Sprint and T-Mobile appeals.

Glazer Patent Litigation

The U.S. Patent Trial and Appeal Board (“PTAB”) issued two rulings on September 8, 2015 concerning the validity of U.S. Patent No. 7,631,191 B2 (the “Glazer” patent) owned by Secure Axcess, LLC, a subsidiary of Prism LLC Technologies Group, Inc.

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

System on Chip Litigation

In March 2015, Secure Axcess filed lawsuits against six companies in the U.S. District Court for the Eastern District of Texas alleging infringement of patents in the System on Chip patent family. Five of these cases have been dismissed, without prejudice, pursuant to Secure Axcess’ motion or by joint stipulations of dismissal. The defendant in the remaining case was HP Enterprise Services, LLC. On July 21, 2016, the U.S. District Court for the Eastern District of Texas held a claim construction hearing in Secure Axcess, LLC v. HP Enterprise Services, LLC. The parties participated in a mediation on November 9, 2016, and reached settlement on February 3, 2017. That settlement did not have a material impact on our cash position or results of operations.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14. Equity and Stock Options

As of March 31, 2017, there was $78,000 in unrecognized compensation cost for all stock options outstanding under PTG’s stock option plans. A portion of the unrecognized compensation cost relates to options to purchase 500,000 shares of common stock to five executive officers of Prism LLC under employment agreements executed in connection with the Merger. The exercise price of all of the options granted to the executive officers of Prism LLC is $2.68. One-half of the options granted to each such executive officer is serviced based and vest as follows: (i) 33.33% will vest upon the first anniversary of the first date of employment, and (ii) 1/24 of the remaining 66.67% will vest at the end of each of the 24 months following such anniversary, so long as the individual remains employed pursuant to the terms of his or her employment agreement.

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

On June 11, 2015, PTG granted 72,500 performance based stock options, 72,500 service based stock options and 70,000 stock options which vested immediately, to members of management. The service based stock options vest 33% after one year and ratably over the next two years. The performance based stock options vest annually, if financial targets are met.

For the performance based options noted above, in accordance with ASC 718 “Compensation – Stock Compensation.”, a performance condition must be met for the award to vest and compensation cost will be recognized only if the performance condition is satisfied. The performance based option vesting criteria uses a tiered vesting structure between 0% to 100% based upon a comparison of annual licensing and enforcement outcomes to an annual target approved by PTG’s board of directors. The 2017 financial targets have not been set by PTG’s board of directors, therefore no compensation costs are required to be recorded. When we are able to assess the probability of achieving target levels, the fair value will be calculated at that time. As of March 31, 2017, 50% of the 2015 performance-based options have been vested and none of the 2016 and 2017 performance-based options have been vested.

The 2008 Stock Option Plan provides that each non-employee director receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. Pursuant to the Option Plan, on July 1, 2016, fully-vested options to purchase 5,000 shares of common stock were granted to each of the three non-employee directors with an exercise price of $0.27.

PTG recognized $19,000 in stock compensation expense for the three months ended March 31, 2017 and $19,000 for the comparable period in 2016.

During the three months ended March 31, 2017 and 2016 there were no common share issuances associated with the exercise of stock options. PTG has reserved common shares for issuance in conjunction with the issuance of options underlying PTG’s stock option plans.

15. Subsequent Event.

On May 8th, 2017 the Court of  Appeals for the Federal Circuit rejected a request by Sprint Spectrum LP d/b/a Sprint PCS for a rehearing of Sprint's appeal of the patent infringement verdict in favor of Prism LLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” with respect to our future financial performance. The words or phrases “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and we caution you that any forward-looking information provided by, or on behalf of, PTG is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond our control, including, but not limited to, our ability to generate revenues from our business model; our ability to effectively and efficiently manage patent infringement litigation we initiate; the unpredictable nature of patent licensing and patent litigation; the risk that one or more of our patents will be declared invalid; the potential loss of key employees critical to the ongoing success of our business; potential adverse changes in the laws and regulations relating to patents and patent litigation; the risk that the combined company created by the Prism LLC acquisition will not be profitable and the possibility that the expected value creation from the Prism LLC acquisition will not be realized or will not be realized within the expected time period; and changes in the taxation of the combined company's income due to the disallowance or expiration of our net operating losses . These risks and uncertainties, as well as other risks and uncertainties, which are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2016 and other documents filed with the Securities and Exchange Commission, could cause PTG’s actual results to differ materially from historical results or those currently anticipated. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update such statements.

Overview

Our business consists of licensing and enforcing a portfolio of patents relating to technology that was developed by us. On March 26, 2015, we completed a merger with Prism Technologies, LLC (“Prism LLC”), with Prism LLC becoming a wholly-owned subsidiary of PTG (the “Merger”). Prism LLC also operates a patent licensing and enforcement business. Prism LLC and its subsidiaries own a portfolio of nine patent families with over 50 issued patents and patent applications in the areas of computer and network security, semiconductors and medical technology. In September 2015, we changed our name to Prism Technologies Group, Inc. to better reflect the operations of the combined companies.

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

Results of Operations

Revenues, Cost of Revenues and Gross Margin	Three months ended March 31,		Percentage change from
(in thousands, except percentages)	2017	2016	prior period

Revenues	$110	$—	nm
Cost of revenues	$91	$—	nm
Gross margin	$19	$—

Operating Expenses	Three months ended March 31,		Percentage change from
(in thousands, except percentages)	2017	2016	prior period

General and administrative	$1,445	$1,112	30%
Amortization	$1,325	2,182	(39%)

Revenues. Revenues, cost of revenues and gross margin for the three months ended March 31, 2017 were $110,000, $91,000 and $19,000 respectively. This resulted from a settlement of a patent infringement lawsuit in February 2017.We expect that the timing and amount of future revenues from the patent licensing business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent enforcement litigation.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses increased to $1.4 million for the three months ended March 31, 2017 from $1.1 million for the comparable period in 2016. The increase was primarily attributable to recognizing $0.7 million in 2017 for incentive compensation pursuant to a plan adopted by our board of directors on September 1, 2016. The increase was offset by decreases in legal expenses, accounting services and professional services totaling $0.4 million. PTG’s operating initiatives are focused on preserving cash. PTG, therefore, expects general and administrative expenses for the second quarter of 2017 to be consistent with the expenses incurred during the three months ended March 31, 2017.

Impairment of long-lived assets. Impairment of long-lived assets (see Note 8 to our Consolidated Financial Statements.) consists of impairment charges of $0.2 million in the first quarter of 2017 and $2.2 million and $23.8 million in 2016 and 2015 respectively, associated with our patent portfolio. These impairment charges were the result of significantly lower than anticipated revenues associated with the patent portfolio acquired in the Merger.

Other Income (expense) net. Other income was $2.3 million for the three months ended March 31, 2017 as compared to $2,000 for the comparable period in 2016. As a result of adverse litigation events, the fair value of the contingent consideration liabilities were adjusted by $2.3 million based upon the deferral and reduction of expected cash flows on the balance sheet as of March 31, 2017. This was offset by $59,000 due to a change in fair value of the derivative liability. Other income in previous periods consisted of interest earned on our investment portfolio of cash, cash equivalents and short-term investments. We expect that other income will be negligible given PTG’s cash and cash equivalents balance and conservative nature of our investment policy and the current economic conditions in the United States.

 Interest Expense and Interest Expense to a Related Party. Interest expense and interest expense to a related party was $0.4 million for the three months ended March 31, 2017 as compared to $0.2 million for the comparable period in 2016. For the three months ended March 31, 2017 interest expense consisted of imputed interest related to assuming certain debt from Prism in the Merger and imputed interest associated with the contingent consideration payable to Prism’s former security holders. Additional information related to the Merger is included in Notes 3 and 7. For the three months ended March 31, 2017, interest expense of $158,000 was also recognized for accreted interest on two non-recourse financing agreements; $500,000 was received from an unrelated party on December 23, 2016 and $250,000 was received from Hussein A. Enan, Chairman and CEO of PTG, on December 30, 2016. We expect that interest expense will be significant over the next several years as a result of the interest on the note payable and imputed interest on the earnout.

Income Taxes. We recognized no expense for, and did not receive a benefit from income taxes for the three months ended March 31, 2017 and 2016.

Significant Events During the Quarter Relating to Our Patent Licensing Business

On June 23, 2015, Prism won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). At the end of a seven-day trial in Omaha, Nebraska, the jury in the United States District Court (“USDC”) for the District of Nebraska found that Sprint’s network systems and methods infringe multiple claims of Prism’s U.S. Patent Nos. 8,387,155 and 8,127,345. Prism was awarded trial damages of $30 million, representing a reasonable royalty for Sprint’s infringement for the period from February 2012 through December 2014. Sprint appealed the jury verdict, and Prism appealed the District Court’s ruling that the jury verdict included amounts for future infringement. On March 7, 2017, the jury verdict in favor of Prism LLC was unanimously upheld by a three judge panel of the Fedeal Circuit. On April 5, 2017, Sprint petitioned the Federal Circuit for rehearing or rehearing en banc. On May 8th, 2017 the Court of  Appeals for the Federal Circuit rejected a request by Sprint Spectrum LP d/b/a Sprint PCS for a rehearing of Sprint's appeal of the patent infringement verdict in favor of Prism LLC. No portion of the judgment has been paid by Sprint as of the date of this Quarterly Report on Form 10-Q.

On October 30, 2015, a jury found that T-Mobile USA, Inc. did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. On April 6, 2016, the District Court denied T-Mobile’s motion for judgment as a matter of law and its motion for attorney fees; the court also denied Prism’s motion for judgment as a matter of law and its motion for a new trial. Both parties have appealed to the Federal Circuit and oral arguments are scheduled for June 7, 2017.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for annual periods (and for interim periods within those annual periods) beginning after December 15, 2016. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard increased the deferred tax asset by $4.0 million from $64.7 million to $68.7 million, with a corresponding increase to the valuation allowance at March 31, 2017. The Company elected to account for forfeitures based upon an estimated forfeiture rate and on a retrospective basis.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015-17 effective January 1, 2017. Adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has not elected to early adopt this guidance and is currently evaluating ASU 2016-15 to determine the impact to its consolidated financial statements.

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

Critical Accounting Policies (continued)

Revenue recognition. In general, patent licensing arrangements are expected to provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by PTG. Complex revenue arrangements may require significant judgments, assumptions and estimates about when substantial delivery of contract elements will occur, whether any significant ongoing obligations exist subsequent to contract execution, whether collectability is reasonably assured and determination of the appropriate period in which the completion of the earning process occurs.

PTG recognizes revenue when (i) persuasive evidence of a contractual arrangement between PTG and the licensee exists, which create legally enforceable rights and obligations, (ii) delivery of the licensee agreement was provided to the licensee, based upon the point at which control of license transfers to the licensee, (iii) the price to the licensee was fixed or determinable, represents the amount of consideration to which PTG expects to be entitled in exchange for transferring the promised licensee agreement to a licensee  and (iv) collectability of consideration to which PTG is entitled to is reasonably assured.

Cost of Revenues. Cost of revenues include the costs and expenses incurred in connection with PTG's patent licensing and enforcement activities, including contingent fee based legal expenses, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting expenses and revenue share payments paid to third-parties.  These costs are included under the caption "Cost of revenues" in the accompanying consolidated statements of operations.

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

Critical Accounting Policies (continued)

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

Current accounting standards in the United States prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax returns. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At March 31, 2017 and March 31, 2016, we had unrecognized tax benefits of approximately $0.2 million and $0.3 million, respectively. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

For tax return purposes, we had net operating loss carry forwards at March 31, 2017 of approximately $162.2 million and $27.6 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million and $8.4 million respectively. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal NOLs begin to expire in 2019. State NOLs begin to expire in 2028.

The carrying value of our deferred tax assets, which was approximately $68.7 million at March 31, 2017, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Three months ended March 31,
	2017	2016
Cash used in operating activities	$(334)	$(994)
Cash provided by (used) in investing activities	400	1,694

At March 31, 2017, our principal source of liquidity was $0.7 million in cash and cash equivalents. We adhere to an investment policy with minimal market or settlement risk with our current holdings. There are no restrictions or limitations regarding access to the $0.7 million in cash and cash equivalents.

For the three months ended March 31, 2017, net cash used in operating activities was $0.3 million, primarily consisting of our net loss of $1.1 million and gain on reduction of contingent consideration of $2.3 million, offset by amortization of intangibles of $1.3 million, increase in accrued expenses and other current liabilities of $1.0 million, imputed interest on contingent consideration and notes payable of $0.3 million, impairment of long-lived assets of $0.2 million and cash provided of $0.1 million which consisted of a decrease to prepaid expenses.

For the three months ended March 31, 2016, net cash used in operating activities was $1.0 million, primarily consisting of our net loss of $3.5 million offset by amortization of intangibles of $2.2 million, imputed interest on contingent consideration and notes payable of $0.2 million and cash provided of $0.1 million which consisted of an increase to accounts payable and decrease to prepaid expenses, offset by a decrease in accrued.

For the three months ended March 31, 2017, net cash provided by investing activities was $0.4 million, due to redemptions of restricted cash equivalents of $0.4 million.

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

We had a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our corporate headquarters until May 2013.  On April 16, 2013, we subleased this space for the remainder of our term, which also terminated in February 2017. The monthly sublease rent was less than our rent obligation to the landlord.

Liquidity and Capital Resources (continued)

Future minimum lease commitments, as of March 31, 2017 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2017	$24
$24

The balances of the notes payable consist of the following (in thousands):

	March 31,2017	December 31, 2016
Notes payable, assumed debt	$3,062	$3,062
Notes payable, net due to financing company	201	108
Add accreted interest	224	128
Fair Value	$3,487	$3,298

The installment payments due on December 31, 2015, June 30, 2016 and December 2016 have not been paid as of the date of this report. PTG has postponed payments of the notes payable upon permission from the note holder.

The maturity of the non-recourse financing agreement with Mr. Enan, Chairman and CEO of PTG consist of the following (in thousands):

	March 31,2017	December 31, 2016
Notes payable	$250	$250
Add accreted interest	65	2
Fair Value	$315	$252

We currently anticipate that our cash and cash equivalents may not be sufficient to meet anticipated cash needs to fund operations beyond the fourth quarter of 2017. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $4.3 million, including $3.3 million in installment payments due in 2017. With the consent of the note holder, these installment payments have not been paid as of the date of this report. We have implemented certain initiatives to preserve cash and we have discussed restructuring one of our notes payable with the note holder, but there can be no assurance that the discussions will be successful. We cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. We entered into two financing agreements in late 2016 for an aggregate of $750,000 (which are described in Note 10 to our Consolidated Financial Statements), and we have implemented significant expense reduction initiatives, including a moratorium on salaries for most employees. Unless we are able to defer or restructure our liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations beyond the fourth quarter of 2017. These factors raise substantial doubt about PTG's ability to continue as a going concern within twelve months following the date of the filing of this Form 10-Q. If our business does not generate revenues before our cash is exhausted and we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

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

(b)

There has been no change in PTG’s internal control over financial reporting during the quarter ended March  31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We and our operating subsidiaries are often required to engage in litigation to enforce our patents and patent rights. Please see Item 2 “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations”, for a description of the significant patent litigation involving PTG and its subsidiaries during the quarter.

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

The financial statements presented in this report have been prepared under the assumption that PTG will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to PTG's ability to continue as a going concern.

Our patent licensing business has generated minimal revenues and we have relied on our cash and investments to fund our operations. As of March 31, 2017 our cash and cash equivalents totaled $0.7 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $4.0 million, including $3.2 million in installment payments due in 2017. We have implemented certain initiatives to preserve cash and we have discussed restructuring one of our notes payable with the note holder, but there can be no assurance that the discussions will be successful. We cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. We entered into two financing agreements in late 2016 for an aggregate of $750,000 (which are described in Note 10 to our Consolidated Financial Statements), and we have implemented significant expense reduction initiatives, including a moratorium on salaries for most employees. Unless we are able to defer or restructure our liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations beyond the fourth quarter of 2017. These factors raise substantial doubt about PTG's ability to continue as a going concern within twelve months following the date of the filing of this Form 10-Q. If our business does not generate revenues before our cash is exhausted and we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

Our revenues are unpredictable.

We received one-time payments of $700,000 in 2015 and $110,000 in February 2017 in connection with our patent licensing and enforcement business. These are the only revenues we have generated since the closing of our asset sale to Bankrate, Inc. on December 21, 2011. We expect that future revenues from the patent licensing business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent enforcement litigation. In addition, defendants will often choose to appeal an adverse damage award, which will delay our receipt of revenue. For example, a jury awarded our subsidiary, Prism Technologies, LLC, $30 million in a patent infringement suit against Sprint Spectrum, LP. The jury verdict was affirmed by the U.S. Court of Appeals for the Federal Circuit in March 2017, but Sprint has petitioned the Federal Circuit for rehearing and no amount has been paid as of the date of this report. We will continue to incur salary, legal and other expenses of operating our business and our results of operations and financial condition will be materially, adversely affected if we fail to effectively manage overhead costs associated with patent licensing and enforcing patented technologies, become involved in expensive litigation or settlement proceedings (which may or may not have successful outcomes) or the patent licensing business does not perform to our expectations.

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

The success of our patent licensing business depends upon our ability to retain qualified legal counsel to represent us in our patent enforcement activities. As such patent enforcement actions increase, it may become more difficult to find qualified legal counsel to handle all of our cases because legal counsel at larger law firms may have a conflict of interest with other clients, while legal counsel at smaller law firms may not have the resources to handle multiple lawsuits. In addition, contingency fee arrangements, although common in patent enforcement litigation, require legal counsel to be willing to devote substantial time to the case based on an expectation of a successful outcome. Accordingly, PTG must spend considerable time and resources evaluating a potential infringement case before it will be accepted by a law firm on a contingency basis.

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

In connection with any of our patent enforcement actions, it is possible that a defendant may claim and/or a court may rule that we violated statutory authority, regulatory authority, federal rules, local court rules or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or award attorneys’ fees and/or expenses to a defendant, which if material, could harm our operating results and financial position. Even absent a finding that we violated a law or regulation, an unsuccessful lawsuit might result in a court order awarding the defendant certain costs associated with the lawsuit. For example, the District Court for the District of Nebraska entered an order on January 18, 2017 requiring Prism to pay certain costs to T-Mobile in the amount of $132,484.

Usage of our net operating loss carryforwards may be limited as a result of an ownership change or otherwise.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards (“NOLs”) in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code (as amended and together with any applicable regulations promulgated thereunder, the “Code”), and in certain other circumstances. On November 30, 2012, our stockholders approved an amendment to our Certificate of Incorporation creating a Section 382 stockholder rights plan (the “Stockholder Rights Plan”) designed to preserve NOLs under Section 382 of the Code. If we experience an ownership change, PTG’s ability to fully utilize NOLs will be substantially limited, and the timing of the usage of NOLs could be substantially delayed, which could significantly impair the value of those benefits. The Stockholder Rights Plan is intended to act as a deterrent to any person or group from acquiring beneficial ownership of 4.9% or more of the outstanding shares of our common stock. Our stockholders also approved that certain Section 382 Rights Agreement between us and American Stock Transfer & Trust Company, LLC (the “Rights Agreement”). Although our Stockholder Rights Plan and the Rights Agreement are designed to protect against the occurrence of an ownership change under Section 382 of the Code, there is no assurance that such an ownership change could not occur or that the utilization of our NOLs could not be otherwise restricted by legislative, judicial or regulatory developments. In addition, an ownership change could occur if we issue a significant number of new shares of common stock to raise capital.

Risks Related to the Merger

We may not realize the potential value and benefits created by the Merger.

As disclosed above in “Item 1.—Business,” we completed a merger with Prism LLC on March 26, 2015, with Prism LLC becoming our wholly-owned subsidiary. We may not be able to realize the expected potential value and benefits created by the Merger due to many factors, including the unpredictable nature of patent litigation. Based on our periodic evaluation of the recoverability of the asset recorded in connection with this transaction, we determined that the carrying value of the asset was in excess of fair value and therefore recorded impairment charges in the fourth quarter of 2015, the second quarter of 2016 and the first quarter of 2017. For more information, see Note 8 to our Combined Consolidated Financial Statements.

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

As a result of the Merger, Prism LLC became a wholly owned subsidiary of PTG and Prism LLC’s liabilities, including contingent liabilities, were consolidated with ours. There may be unforeseen or unexpected liabilities related to the Merger or Prism LLC. Among other things, if Prism LLC’s liabilities are greater than expected, or if there are obligations of Prism LLC of which we were not aware at the time of completion of the Merger, our business and financial condition could be materially and adversely affected.

We may be required to make substantial cash payments to Prism LLC’s former members.

Subject to certain conditions, in connection with the Merger we agreed to make future earnout payments to the members of Prism LLC immediately prior to the Merger. An “Earnout Event” is defined in the merger agreement as receipt by Prism LLC of any amount more than $16.5 million, minus the cash balance of Prism LLC as of the Closing Date (the “Sharing Threshold”), in Prism Patent Proceeds from lawsuits filed by Prism LLC on or prior to the Closing Date (“Open Suits”). “Prism Patent Proceeds” include total cash recoveries from litigation or settlement, royalties, license fees and proceeds from patent sales actually received by Prism LLC in connection with its business; minus costs, expenses and fees associated with the production of such revenue (including sales commissions, attorneys’ contingency fees, expert fees and deferred purchase amounts paid to third parties); minus Prism LLC cash operating expenses other than amortization and other noncash expenses for the applicable measurement period. Upon the occurrence of an Earnout Event, an earnout payment in cash equal to 70% of the amount of Prism Patent Proceeds from Open Suits exceeding the Sharing Threshold shall be paid to the former members of Prism LLC, provided, however, that the aggregate amount of such earnout payments, including certain permitted pre-closing distributions, shall not exceed $55 million. As of December 31, 2016, such permitted pre-closing distributions were approximately $5.5 million, resulting in a maximum potential earnout payment of approximately $49.5 million.

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

Rulings in our legal proceedings as well as those of third parties may also affect our strategies for patent prosecution, licensing and enforcement. For example, in recent years, U.S. courts, including the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit, have taken some actions that have been viewed as unfavorable to patent holders, including PTG. Court decisions may change the law applicable to various patent law issues, such as, for example, patentability, validity, patent exhaustion, patent misuse, remedies, permissible licensing practices, claim construction and damages, in ways that are detrimental to the abilities of patentees to enforce patents and obtain damages awards.

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

The trading price of our common stock has been volatile. During the period from October 1, 2015 through April 30, 2017, the trading price per share of our common stock ranged from a high of $2.80 to a low of $0.14. On February 23, 2017, we voluntarily delisted from the Nasdaq Capital Market and our stock began trading on the OTCQB Market under the symbol “PRZM”. The trading price of our common stock may be significantly affected by factors including actual or anticipated operating results, announcements regarding licensing or litigation developments, disputes concerning the validity of one or more of our patents, our limited trading volume and expectations regarding our future cash reserves. Any negative change in the public’s perception of the prospects of the patent licensing business could also depress our stock price regardless of our results.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is subject to certain rules and regulations relating to “penny stock.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker−dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker−dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker−dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker−dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Since PTG’s securities are subject to the penny stock rules, investors in PTG may find it more difficult to sell their securities.

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

Provisions of Delaware law and our Certificate of Incorporation and Bylaws could make the acquisition of PTG through a tender offer, a proxy contest or other means more difficult and could make the removal of incumbent directors and officers more difficult. We expect these provisions to discourage takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of PTG to first negotiate with our board of directors.

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

Dated: May 15, 2017	PRISM TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer