Form 10-Q
period 2017-06-30
Prism Technologies Group, Inc.
filed 2017-08-21
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant, based upon the closing sale price of the common stock as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2017), as reported on the Nasdaq Capital Market, was approximately $2,503,000. Registrant is a smaller reporting company as defined in Regulation S-K. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on June 30, 2017 were 10,073,688 shares.

FORM 10-Q

PRISM TECHNOLOGIES GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30 , 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$340	$589
Restricted cash equivalents	—	400
Prepaid expenses and other current assets	91	599
Total current assets	431	1,588

Intangible assets, net	—	15,255
Goodwill	—	54
Other assets	22	22
Total assets	$453	$16,919

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$337	$384
Accrued expenses	—	1,508
Notes payable, net	3,385	3,298
Derivative liability	—	405
Debt due to related party	—	252
Total current liabilities	3,722	5,847

Accrued contingent consideration, non-current	—	11,539
Other liabilities	—	45
Total liabilities	3,722	17,431

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Common stock	15	15
Paid-in capital	231,412	231,374
Treasury stock	(10,323)	(10,323)
Accumulated deficit	(224,373)	(221,578)
Total stockholders’ deficit	(3,269)	(512)
Total liabilities and stockholders’ deficit	$453	$16,919

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$—	$—	$110	$—
Cost of revenues	—	—	(91)	—
Gross margin	—	—	19	—

Operating expenses:
General and administrative	$(1,833)	$978	$(388)	$2,090
Amortization	1,301	2,183	2,626	4,365
Impairment of intangible assets	12,444	2,209	12,683	2,209
Total operating expenses	11,912	5,370	14,921	8,664
Loss from operations	(11,912)	(5,370)	(14,902)	(8,664)
Other income	10,524	2,037	12,775	2,039
Interest expense	(258)	(173)	(524)	(343)
Interest expense to a related party	(81)	—	(144)	—
Net loss before income taxes	(1,727)	(3,506)	(2,795)	(6,968)
Income tax benefit	—	—	—	—
Net loss	$(1,727)	$(3,506)	$(2,795)	$(6,968)

Net loss per share:
Basic and diluted	$(0.17)	$(0.35)	$(0.28)	$(0.69)

Shares used in computing loss per share amounts
Basic and diluted	10,074	10,074	10,074	10,074

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net loss	$(1,727)	$(3,506)	$(2,795)	$(6,968)
Comprehensive loss	$(1,727)	(3,506)	$(2,795)	$(6,968)

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,795)	$(6,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	38	38
Amortization	2,626	4,365
Revaluation of derivative liability	(405)	—
Impairment of intangible assets	12,629	2,209
Impairment of goodwill	54	—
Gain on changes in estimate to notes payable	(697)	—
Changes in estimates to prepaid expenses	450	—
Changes in estimates to accrued expenses	(3,651)	—
Imputed interest expense on contingent consideration	135	173
Imputed interest on notes payable	532	168
Revaluation of contingent consideration	(11,674)	(2,011)
Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	58	94
Accounts payable	(47)	(24)
Accrued expenses and other current liabilities	2,098	(421)
Net cash used in operating activities	(649)	(2,377)

Cash flows from investing activities:
Redemptions of short-term investments	—	1,494
Redemptions of restricted cash equivalents	400	200
Net cash provided by investing activities	400	1,694

Net decrease in cash and cash equivalents	(249)	(683)
Cash and cash equivalents, beginning of period	589	1,756
Cash and cash equivalents, end of period	$340	$1,073

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016 and of cash flows for the six months ended June 30, 2017 and 2016. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any future period.

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

As of June 30, 2017, our cash and cash equivalents totaled $0.3 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $3.4 million, which represent installment payments due in 2017. With the consent of the note holder, these installment payments have not been paid as of the date of this report. We have implemented certain initiatives to preserve cash and we have discussed restructuring one of our notes payable with the note holder, but there can be no assurance that the discussions will be successful. We cannot estimate when or if we will receive revenues from our operations due to the uncertainty associated with patent litigation. We entered into two financing agreements in late 2016 for an aggregate of $750,000 (which are described in Note 10), and we have implemented significant expense reduction initiatives, including a moratorium on salaries for most employees. Unless we are able to defer or restructure our liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations beyond the fourth quarter of 2017. We currently are exploring potential strategic opportunities, including a merger, sale of assets, or further financing. However, if these efforts are unsuccessful, we may need to cease operations and investors could lose their investment. These factors raise substantial doubt about PTG's ability to continue as a going concern within twelve months following the date of the filing of this Form 10-Q. If our business does not generate revenues before our cash is exhausted and we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

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

Cost of Revenues

Cost of revenues include the costs and expenses incurred in connection with PTG's patent licensing and enforcement activities, including contingent fee based legal expenses, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting expenses and revenue share payments paid to third-parties. These costs are included under the caption "Cost of revenues" in the accompanying consolidated statements of operations.

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Intangible Assets

The fair value amount assigned to each acquired patent asset was being amortized on a straight-line basis over a period ranging from 1.5 to 6.5 years, depending on the patent. The amortization period of the entire acquired patent portfolio used a weighted average of 4.8 years and was determined using the estimated life of each patent, which is represented by the period over which 100% of the expected discounted cash flows  was expected to be received, and then used a weighted average approach based on the value of the patent and the estimated life. However, as a result of adverse litigation events in the second quarter of 2017, which led to a significant reduction in the expected cash flows, the patent assets were deemed to be impaired and the estimated lives of the patent portfolio were reduced to zero as of June 30, 2017.

The amortization period of the covenants not to compete with Prism LLC’s officers was three years; the expected term of the agreements. However, as a result of adverse litigation events in the second quarter of 2017, the amortization period of the covenants not to compete was reduced to zero as of June 30, 2017.

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

As a result of adverse litigation events in the first and second quarters of 2017, PTG reassessed the recoverability of the intangible assets recorded in connection with the Merger in accordance with ASC 360. PTG determined that the carrying value of certain of its intangible assets were in excess of fair value because the receipt of the forecasted cash flows would likely not be realized. PTG, therefore, recorded impairment charges of $0.2 million and $12.4 million in the first and second quarters of 2017 respectively. As a result, the carrying values of the patent portfolio and covenants not to compete were reduced to zero as of June 30, 2017. The fair value of the acquired intangible assets were based on estimated future cash flows to be generated from the patent portfolio discounted using a rate commensurate with the risk involved.

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Goodwill (continued)

As a result of adverse litigation events in the second quarter of 2017, PTG reassessed the recoverability of the goodwill recorded in connection with the Merger in accordance with ASC 360. PTG determined that the carrying value of goodwill was in excess of fair value because the receipt of the forecasted cash flows would likely not be realized. PTG, therefore, recorded impairment charges of $0.1 million in the second quarter of 2017. As a result of the recorded impairment charge, the carrying value of goodwill was reduced to zero as of June 30, 2017.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the statement of operations when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for annual periods (and for interim periods within those annual periods) beginning after December 15, 2016. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard decreased the deferred tax asset by $2.2 million from $64.7 million to $62.5 million, with a corresponding decrease to the valuation allowance at June 30, 2017. The Company elected to account for forfeitures based upon an estimated forfeiture rate and on a retrospective basis.

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

For the three and six months ended June 30, 2017 as a result of adverse litigation events, the fair value of the contingent consideration liabilities were adjusted by $9.4 million and $11.7 million respectively, based upon the deferral and reduction of expected cash flows. For the three months ended June 30, 2016, we reassessed the contingent consideration liability in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this liability to its carrying amount. As a result of the significant reduction of expected cash flows, the fair value of the contingent consideration liabilities were adjusted by $2.0 million based upon the deferral of cash flows on the balance sheet as of June 30, 2016. The reductions in the contingent consideration were recorded as other income in the Statement of Operations.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of June 30, 2017 (in thousands):

	June 30, 2017	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$340	$340	$—	$—
Restricted cash equivalents	—	—	—	—
Total assets at fair value	$340	$340	$—	$—

	June 30, 2017	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$—	$—	$—	$—
Derivative liability	—	—	—	—
Total liabilities at fair value	$—	$—	$—	$—

As a result of adverse litigation events in the second quarter of 2017, which led to a significant reduction in expected cash flows, the derivative liability was revalued to zero as of June 30, 2017. The reduction to the derivative liability was recorded as other income in the Statement of Operations.

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Restricted Cash Equivalents

As of June 30, 2017 and December 31, 2016, restricted cash equivalents consisted of $0 and $0.4 million respectively. A portion of the cash equivalents was used as collateral for a letter of credit of the same amount that secured our rent obligations under the office space lease for our former corporate headquarters. On February 28, 2017, the office lease for our former headquarters expired. On March 15, 2017, the landlord released the letter of credit covering the office space and the Company is no longer required to maintain $0.4 million in restricted cash equivalents.

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

Life settlement contracts are preliminarily recorded at cash surrender value, with premium payments expensed as incurred. The policies are not subject to amortization; however, we analyze the carrying value for the impairment annually. Based upon our analysis, no impairment was noted for the three and six months ended June 30, 2017. During the year ended December 31, 2016, PTG sold two life insurance policies with net proceeds of $37,000. The net proceeds from these life insurance policies were recognized in other income for the year ended December 31, 2016. The basis of $40,000 for these life insurance policies was recorded as a decrease in other assets in operating activities on the Consolidated Statements of Cash Flows.

Life settlement contracts consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Number of individual life insurance policies held	4	4
Aggregate face/maturity value of all policies	$1,800	$1,800
Cash surrender value of all policies	$18	$18

7. Intangible Assets

Intangible assets, net, include the following amounts (in thousands):

	June 30, 2017	December 31, 2016
Goodwill	$—	$54
Patent portfolio	21,592	34,030
Covenant not to compete	1,141	1,332
Total goodwill and other intangible assets	22,733	35,416
Accumulated amortization patent portfolio	(21,592)	(19,096)
Accumulated amortization covenant not to compete	(1,141)	(1,011)
Total goodwill and other intangible assets, net	$—	$15,309

Goodwill, the excess of the purchase price paid to former members of Prism LLC over the fair market value of the net assets acquired, in the amount of $0.1 million was recorded as of the Closing Date. We did not have goodwill prior to the acquisition of Prism LLC. As a result of adverse litigation events in the second quarter of 2017, which led to a significant reduction of expected cash flows, the carrying value of goodwill and other intangible assets were reduced to zero as of June 30, 2017.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Intangible Assets (continued)

Acquisition-related intangible assets are amortized using the straight-line method over their estimated economic lives from 3 to 6.5 years. As of June 30, 2017, the acquisition-related intangible assets no longer have an estimated useful life.

As a result of adverse litigation events in the second quarter of 2017, which led to a significant reduction in expected cash flows, the carrying value of intangible assets were reduced to zero as of June 30, 2017 and PTG will no longer record acquisition-related amortization expense in future periods.

8. Impairment of long-lived assets

When indicators are present, PTG evaluates the recoverability of the patent assets based on comparison to estimated undiscounted cash flows to the carrying value of the patent assets.

 As a result of adverse litigation events in the first and second quarters of 2017, which led to a significant reduction in expected cash flows. PTG recorded impairment charges of $0.2 million and $12.4 million respectively, which resulted in reducing the carrying values of the patent portfolio by $0.2 million and $12.4 million respectively, as a result, the carrying value of patent portfolio was reduced to zero as of June 30, 2017.

The events resulting in the reassessment of the patent assets described above also required a reassessment of the contingent consideration liability. Adjustments to the contingent consideration liability were made representing the difference between the contingent consideration as of the acquisition date and accrued imputed interest compared to the contingent consideration expected to be paid, based upon the estimated future undiscounted cash flows expected to be generated. The fair values of the contingent consideration liabilities were reduced by $2.3 million and $9.4 million in the first quarter and second quarters of 2017 respectively.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016

Accrued lease obligations (See Note 12)	$—	$34
Incentive compensation accrual	—	912
Payroll accrual	—	562
Total accrued expenses	$—	$1,508

The decrease to the incentive compensation accrual and payroll accruals above were attributable to adverse litigation events in the second quarter of 2017, which led to a significant reduction in expected cash flows, and was recorded in the current period. These expenses were recorded as part of incentive compensation pursuant to a plan adopted by our board of directors on September 1, 2016.

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

 On December 21, 2016, we entered into a non-recourse financing agreement by which the financing company provided PTG with $500,000 in cash in exchange for a portion of the proceeds we expect to receive in connection with the patent infringement litigation with Sprint Spectrum, L.P., (Prism LLC Technologies LLC v Sprint Spectrum L.P. D/B/A/ Sprint PCS; Case Nos. 16-1456 and 16-1457), and any related appeals or remands (collectively, the Sprint Litigation). After payment of any fees to PTG's litigation counsel, the financing party is entitled to receive:

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

As a result of adverse litigation events in the second quarter of 2017, which led to a significant reduction in expected cash flows, there was a change in estimate of the expected payout to the non-recourse financing note payable., Therefore, the non-recourse financing note payable was reduced to zero as of June 30, 2017.

The balances of the notes payable consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Notes payable, assumed debt	$3,062	$3,062
Notes payable, net due to financing company	—	108
Add accreted interest	323	128
Fair Value	$3,385	$3,298

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

The maturity of the non-recourse financing agreement with Mr. Enan consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Notes payable	$—	$250
Add accreted interest	—	2
Fair Value	$—	$252

As a result of adverse litigation events in the second quarter of 2017, which led to a significant reduction in expected cash flows, there was a change in estimate of the expected payout to the non-recourse financing note payable. Therefore, the non-recourse financing note payable was reduced to zero as of June 30, 2017.

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

Notes payable (continued)

Fair Value of Derivative Instruments

The fair values of our outstanding derivative instruments are as follows (in thousands):

Derivative Liabilities	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivative liability	Derivative liability	—	405
Fair Value		$—	$405

As a result of adverse litigation events in the second quarter of 2017, which led to a significant reduction in expected cash flows, the derivative liability was revalued to zero as of June 30, 2017.

11. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

The following table reconciles the numerator and denominator used to calculate basic and diluted net loss per share of common stock:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016

Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(1,727)	$(3,506)	$(2,795)	$(6,968)

Denominator for net loss per share:
Basic and diluted —weighted average shares of common stock outstanding	10,074	10,074	10,074	10,074

Net loss per share:
Basic and diluted	$(0.17)	$(0.35)	$(0.28)	$(0.69)

Potentially dilutive securities not included in the diluted net loss calculation because we had a net loss from operations, net of tax. There were no antidilutive securities to include in the calculation above for employee stock options and non-employee directors to purchase shares for the three and six months ended June 30, 2017 and for the comparable periods in 2016.

 12. Commitments and Contingencies

Leases

We have a non-cancelable sixty month lease for approximately 2,200 square feet of office space in Omaha, Nebraska through August 31, 2017.

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

Wireless Litigation

On June 23, 2015, Prism LLC won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). Prism LLC was awarded trial damages of $30 million, representing a reasonable royalty for Sprint’s infringement for the period from February 2012 through December 2014. On March 7, 2017, the jury verdict in favor of Prism LLC was unanimously upheld by a three judge panel of the Court of Appeals for the Federal Circuit (“Federal Circuit”). On May 8, 2017 the Federal Circuit rejected Sprint’s petition for rehearing and issued its mandate on July 25, 2017 transferring jurisdiction of the case back to the district court. Sprint also filed a motion with the district court seeking relief from the judgment or a stay pending the outcome of Prism LLC’s patent infringement suit against T-Mobile (described below). On August 8, 2017, the district court granted Sprint’s motion for relief from the June 2015 judgment and set aside the $30 million jury verdict previously awarded to Prism LLC.

On October 30, 2015, a jury found that T-Mobile USA, Inc. did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. On April 6, 2016, the District Court denied T-Mobile’s motion for judgment as a matter of law and its motion for attorney fees; the court also denied Prism LLC’s motion for judgment as a matter of law and its motion for a new trial. Both parties appealed to the Federal Circuit. On June 23, 2017, the Federal Circuit ruled that the claims of the patents-in-suit recite patent ineligible subject matter under 35 U.S.C. § 101.2. The Federal Circuit also dismissed Prism’s request for a new trial as moot and denied T-Mobile’s request for a determination that the case was “exceptional” under 35 U.S.C. § 285, which authorizes an award of attorney fees to the prevailing party in patent litigation. On July 11, 2017, Prism filed a request for a rehearing at the Federal Circuit.

Litigation (continued)

Patent infringement lawsuits against United States Cellular Corporation (8:12-cv-125-LES-SMB) and Cellco Partnership d/b/a Verizon Wireless (8:12-cv-126-LES-SMB) have been stayed pending the final resolution of the Sprint and T-Mobile appeals.

Glazer Patent Litigation

In multiple Inter Partes Review (“IPR”) and Covered Business Methods (“CBM”) challenges initiated in 2015 and 2016, the U.S. Patent Trial and Appeal Board (“PTAB”) invalidated the claims of U.S. Patent No. 7,631,191 B2 (the “Glazer” patent) owned by Secure Axcess, LLC.

On February 21, 2017, the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) affirmed the PTAB ruling, without an opinion, in the IPR matter. The Federal Circuit, however, also ruled that the PTAB should not have instituted the CBM proceedings because the Glazer patent claims do not constitute a “covered business method.” Accordingly, the Federal Circuit vacated the invalidity ruling in the CBM proceedings. However, on March 23, 2017, U.S. Bancorp filed a petition seeking a rehearing of the decision vacating the CBM proceedings, but that petition was denied on June 6, 2017.

The Glazer patent is the subject of patent infringement litigation in the U.S. District Court for the Eastern District of Texas (Secure Axcess, LLC v. U.S. Bank, et al. 6:13-cv-00717-KNM), which has been stayed pending the IPR and CBM proceedings. PTG and Secure Axcess are evaluating their options in light of the Federal Circuit’s rulings.

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14. Equity and Stock Options

As of June 30, 2017, there was $59,000 in unrecognized compensation cost for all stock options outstanding under PTG’s stock option plans. A portion of the unrecognized compensation cost relates to options to purchase 500,000 shares of common stock to five executive officers of Prism LLC under employment agreements executed in connection with the Merger. The exercise price of all of the options granted to the executive officers of Prism LLC is $2.68. One-half of the options granted to each such executive officer is serviced based and vest as follows: (i) 33.33% will vest upon the first anniversary of the first date of employment, and (ii) 1/24 of the remaining 66.67% will vest at the end of each of the 24 months following such anniversary, so long as the individual remains employed pursuant to the terms of his or her employment agreement.

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

For the performance based options noted above, in accordance with ASC 718 “Compensation – Stock Compensation.”, a performance condition must be met for the award to vest and compensation cost will be recognized only if the performance condition is satisfied. The performance based option vesting criteria uses a tiered vesting structure between 0% to 100% based upon a comparison of annual licensing and enforcement outcomes to an annual target approved by PTG’s board of directors. The 2017 financial targets have not been set by PTG’s board of directors, therefore no compensation costs are required to be recorded. When we are able to assess the probability of achieving target levels, the fair value will be calculated at that time. As of June 30, 2017, 50% of the 2015 performance-based options have been vested and none of the 2016 and 2017 performance-based options have been vested.

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

PTG recognized $19,000 and $38,000 in stock compensation expense for the three and six months ended June 30, 2017 and also for the comparable periods in 2016.

During the three and six months ended June 30, 2017 and 2016 there were no common share issuances associated with the exercise of stock options. PTG has reserved common shares for issuance in conjunction with the issuance of options underlying PTG’s stock option plans.

15. Subsequent Event

On August 8, 2017, the U.S. District Court for the District of Nebraska granted Sprint Spectrum LP’s motion for relief from the June 2015 judgment in favor of Prism LLC. Pursuant to Rule 60 of the Federal Rules of Civil Procedure, the district court set aside the $30 million judgment previously awarded to Prism LLC. The Company is evaluating its options in light of the district court’s order, including an appeal to the Court of Appeals for the Federal Circuit.

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

As previously reported, on August 8, 2017, the U.S. District Court for the District of Nebraska granted Sprint Spectrum LP’s motion for relief from the June 2015 judgment in favor of Prism LLC and set aside the $30 million jury verdict previously awarded to Prism LLC. Although we anticipate appealing the district court’s order, the order increases the uncertainty of Prism receiving revenues. As of June 30, 2017, our cash and cash equivalents totaled $0.3 million and we anticipate that our cash will be insufficient to fund our operations beyond the fourth quarter of 2017. We currently are exploring potential strategic opportunities, including a merger, sale of assets, or further financing. However, if these efforts are unsuccessful, we may need to cease operations and investors could lose their investment.

Results of Operations

Revenues, Cost of Revenues and Gross Margin	Three months ended June 30,		Percentage change from
(in thousands, except percentages)	2017	2016	prior period

Revenues	$—	$—	nm
Cost of revenues	—	—	nm
Gross margin	$—	$—

Revenues, Cost of Revenues and Gross Margin	Six months ended June 30,		Percentage change from
(in thousands, except percentages)	2017	2016	prior period

Revenues	$110	$—	nm
Cost of revenues	91	—	nm
Gross margin	$19	$—

Operating Expenses	Three months ended June 30,		Percentage change from prior period
(in thousands, except percentages)	2017	2016

General and administrative	$(1,833)	$978	(287)%
Amortization	$1,301	2,183	(40%)

Operating Expenses	Six months ended June 30,		Percentage change from prior period
(in thousands, except percentages)	2017	2016

General and administrative	$(388)	$2,090	(639)%
Amortization	$2,626	4,364	(40%)

Revenues. Revenues, cost of revenues and gross margin for the six months ended June 30, 2017 were $110,000, $91,000 and $19,000 respectively. This resulted from a settlement of a patent infringement lawsuit in February 2017.We expect that the timing and amount of future revenues from the patent licensing business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent enforcement litigation.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to ($2.2) million and ($0.8) million for the three and six months ended June 30, 2017 from ($1.8) million and ($0.4) million for the comparable periods in 2016. The decrease was primarily attributable to reversing expenses of $2.8 million during the three months ended June 30, 2017 resulting from adverse litigation events in the second quarter of 2017 which led to a significant reduction in expected cash flows. These expenses were recorded as part of incentive compensation pursuant to a plan adopted by our board of directors on September 1, 2016. Additional decreases were due to legal expenses, accounting services and professional services totaling $0.4 million. This was offset by an increase in legal expenses of $0.4 million for the three and six months ended June 30, 2017. PTG’s operating initiatives are focused on preserving cash. PTG, therefore, expects general and administrative expenses for the third quarter of 2017 to increase due to the incentive compensation adjustments incurred during the three months ended June 30, 2017.

Amortization. Amortization expenses consisted of amortization of intangible assets. Amortization expense for the three and six months ended decreased to $1.3 million and $2.6 million respectively from $2.2 million and $4.4 million respectively. The decrease was primarily due to a reduction in the value of intangible assets from impairment charges of $3.6 million, $2.2 million and $23.8 million in 2017, 2016 and 2015 respectively. No additional amortization expenses are expected for the remainder of 2017 and beyond.

Results of Operations (continued)

Impairment of long-lived assets. Impairment of long-lived assets (see Note 8 to our Consolidated Financial Statements.) consists of impairment charges of $12.4 million in the second quarter of 2017, $0.2 million in the first quarter of 2017 and $2.2 million and $23.8 million in 2016 and 2015 respectively, associated with our patent portfolio. These impairment charges were the result of significantly lower than anticipated revenues and adverse legal decisions associated with the patent portfolio acquired in the Merger.

Other Income (expense) net. Other income was $10.5 million and $12.8 million for the three and six months ended June 30, 2017 as compared to $2.0 million each for the comparable periods in 2016. For the three and six months ended June 30, 2017 as a result of adverse litigation events, the fair value of the contingent consideration liabilities were adjusted by $9.4 million and $11.7 million respectively, based upon the deferral and reduction of expected cash flows on the balance sheet as of June 30 and March 31, 2017. In addition, $0.5 million and $0.4 million were recorded due to a change in fair value of the derivative liability for the three and six months ended June 30, 2017 respectively. Also included for the three and six months ended June 30, 2017 were changes in estimates to the expected payouts of the non-recourse notes payable with a related party of $0.4 million and financing company of $0.3 million. For the three months ended June 30, 2016, as a result of the delay in timing we reassessed the contingent consideration liability in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this liability to its carrying amount. As a result of the delay in forecasted revenues, the fair value of the contingent consideration liabilities were adjusted by $2.0 million based upon the deferral of cash flows on the balance sheet as of June 30, 2016. We recorded this decrease as other income. In June 2016, a life insurance policy was also sold with net proceeds of $26,000 recognized as other income. Other income in previous periods consisted of interest earned on our investment portfolio of cash, cash equivalents and short-term investments. We expect that other income will be negligible given PTG’s cash and cash equivalents balance and conservative nature of our investment policy and the current economic conditions in the United States.

Interest Expense and Interest Expense to a Related Party. Interest expense and interest expense to a related party was $0.3 million and $0.5 million for the three and six months ended June 30, 2017 as compared to $0.2 million and $0.3 million for the comparable periods in 2016. For the three and six months ended June 30, 2017 interest expense consisted of imputed interest related to assuming certain debt from Prism in the Merger and imputed interest associated with the contingent consideration payable to Prism’s former security holders. Additional information related to the Merger is included in Notes 3 and 7. For the three and six months ended June 30, 2017, interest expense of $0.2 million and $0.3 million was also recognized for accreted interest on two non-recourse financing agreements; $500,000 was received from an unrelated party on December 23, 2016 and $250,000 was received from Hussein A. Enan, Chairman and CEO of PTG, on December 30, 2016. We expect that interest expense will be significant over the next several years as a result of the interest on the note payable and imputed interest on the earnout.

Income Taxes. We recognized no expense for, and did not receive a benefit from income taxes for the three and six months ended June 30, 2017 and 2016.

Significant Events During the Quarter Relating to Our Patent Licensing Business

On June 23, 2015, Prism won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). Prism was awarded trial damages of $30 million, representing a reasonable royalty for Sprint’s infringement for the period from February 2012 through December 2014. On March 7, 2017, the jury verdict in favor of Prism LLC was unanimously upheld by a three judge panel of the Federal Circuit. On May 8, 2017 the Federal Circuit rejected Sprint’s petition for rehearing and issued its mandate on July 25, 2017 transferring jurisdiction of the case back to the district court. Sprint also filed a motion with the district court seeking relief from the judgment or a stay pending the outcome of Prism LLC’s patent infringement suit against T-Mobile (described below). On August 8, 2017, the U.S. District Court for the District of Nebraska granted Sprint Spectrum LP’s motion for relief from the June 2015 judgment in favor of Prism LLC. Pursuant to Rule 60 of the Federal Rules of Civil Procedure, the district court set aside the $30 million judgment previously awarded to Prism LLC.

On October 30, 2015, a jury found that T-Mobile USA, Inc. did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. On April 6, 2016, the District Court denied T-Mobile’s motion for judgment as a matter of law and its motion for attorney fees; the court also denied Prism’s motion for judgment as a matter of law and its motion for a new trial. Both parties appealed to the Federal Circuit. On June 23, 2017, the Federal Circuit ruled that the claims of the patents-in-suit recite patent ineligible subject matter under 35 U.S.C. § 101.2. The Federal Circuit also dismissed Prism’s request for a new trial as moot and denied T-Mobile’s request for a determination that the case was “exceptional” under 35 U.S.C. § 285, which authorizes an award of attorney fees to the prevailing party in patent litigation. On July 11, 2017, Prism filed a request for a rehearing at the Federal Circuit.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the statement of operations when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for annual periods (and for interim periods within those annual periods) beginning after December 15, 2016. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard increased the deferred tax asset by $4.0 million from $64.7 million to $68.7 million, with a corresponding increase to the valuation allowance at March 31, 2017. The Company elected to account for forfeitures based upon an estimated forfeiture rate and on a retrospective basis.

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

Critical Accounting Policies (continued)

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

Critical Accounting Policies (continued)

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

Critical Accounting Policies (continued)

Current accounting standards in the United States prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax returns. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At June 30, 2017 and June 30, 2016, we had unrecognized tax benefits of approximately $0.2 million and $0.3 million, respectively. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

For tax return purposes, we had net operating loss carry forwards at June 30, 2017 of approximately $159.0 million and $24.3 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million and $8.4 million respectively. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal NOLs begin to expire in 2019. State NOLs begin to expire in 2028.

The carrying value of our deferred tax assets, which was approximately $62.5 million at June 30, 2017, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Six months ended March 31,
	2017	2016
Cash used in operating activities	$(649)	$(2,377)
Cash provided by investing activities	400	1,694

At June 30, 2017, our principal source of liquidity was $0.4 million in cash and cash equivalents. We adhere to an investment policy with minimal market or settlement risk with our current holdings. There are no restrictions or limitations regarding access to the $0.7 million in cash and cash equivalents.

For the six months ended June 30, 2017, net cash used in operating activities was $0.6 million, primarily consisting of a gain on reduction of contingent consideration of $11.7 million, decrease in accrued expenses and other current liabilities of $1.6 million and net loss of $2.8 million and revaluation of derivative liability of $0.4 million, offset by impairment of intangible assets of $12.6 million, amortization of intangibles of $2.6 million, imputed interest on contingent consideration and notes payable of $0.7 million, changes in estimates of the expected payouts to the notes payable of $0.7 million and decrease in prepaid expenses of $0.5 million.

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

Liquidity and Capital Resources (continued)

For the six months ended June 30, 2017, net cash provided by investing activities was $0.4 million, due to redemptions of restricted cash equivalents of $0.4 million.

For the six months ended June 30, 2016, net cash provided by investing activities was $1.7 million, due to redemptions of short-term investments of $1.5 million and redemptions of restricted cash equivalents of $0.2 million.

We have a non-cancelable sixty month lease for approximately 2,200 square feet of office space in Omaha, Nebraska through August 31, 2017.

We had a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our corporate headquarters until May 2013.  On April 16, 2013, we subleased this space for the remainder of our term, which also terminated in February 2017. The monthly sublease rent was less than our rent obligation to the landlord.

Future minimum lease commitments, as of June 30, 2017 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2017	$9
$9

The balances of the notes payable consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Notes payable, assumed debt	$3,062	$3,062
Notes payable, net due to financing company	—	108
Add accreted interest	323	128
Fair Value	$3,385	$3,298

The installment payments due on December 31, 2015, June 30, 2016 and December 2016 have not been paid as of the date of this report. PTG has postponed payments of the notes payable upon permission from the note holder.

As a result of adverse litigation events in the second quarter of 2017, which led to a significant reduction in expected cash flows, there was a change in estimate of the expected payout to the non-recourse financing note payable. Therefore, the non-recourse financing note payable was reduced to zero as of June 30, 2017.

The maturity of the non-recourse financing agreement with Mr. Enan, Chairman and CEO of PTG consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Notes payable	$—	$250
Add accreted interest	—	2
Fair Value	$—	$252

As a result of adverse litigation events in the second quarter of 2017, which led to a significant reduction in expected cash flows, there was a change in estimate of the expected payout to the non-recourse financing note payable. Therefore, the non-recourse financing note payable was reduced to zero as of June 30, 2017.

We currently anticipate that our cash and cash equivalents may not be sufficient to meet anticipated cash needs to fund operations beyond the fourth quarter of 2017. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $3.4 million, which represent installment payments due in 2017. With the consent of the note holder, these installment payments have not been paid as of the date of this report. We have implemented certain initiatives to preserve cash and we have discussed restructuring one of our notes payable with the note holder, but there can be no assurance that the discussions will be successful. In addition, the $30 million patent infringement judgment in favor of Prism LLC recently was set aside. Although we anticipate appealing the district court’s order, the district court’s order increases the uncertainty of Prism receiving revenues. We entered into two financing agreements in late 2016 for an aggregate of $750,000 (which are described in Note 10 to our Consolidated Financial Statements), and we have implemented significant expense reduction initiatives, including a moratorium on salaries for most employees. We anticipate that our cash will be insufficient to fund our operations beyond the fourth quarter of 2017. These factors raise substantial doubt about PTG's ability to continue as a going concern within twelve months following the date of the filing of this Form 10-Q. We currently are exploring potential strategic opportunities, including a merger, sale of assets, or further financing. However, if these efforts are unsuccessful, we may need to cease operations and investors could lose their investment.

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

(b)

There has been no change in PTG’s internal control over financial reporting during the quarter ended June  30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our patent licensing business has generated minimal revenues and we have relied on our cash and investments to fund our operations. As of June 30, 2017 our cash and cash equivalents totaled $0.3 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $3.4 million, which represent installment payments due in 2017. We have implemented certain initiatives to preserve cash and we have discussed restructuring one of our notes payable with the note holder, but there can be no assurance that the discussions will be successful. We cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. We entered into two financing agreements in late 2016 for an aggregate of $750,000 (which are described in Note 10 to our Consolidated Financial Statements), and we have implemented significant expense reduction initiatives, including a moratorium on salaries for most employees. In addition, the $30 million patent infringement judgment in favor of Prism LLC recently was set aside. Although we anticipate appealing the district court’s order, the district court’s order increases the uncertainty of Prism receiving revenues. We anticipate that our cash will be insufficient to fund our operations beyond the fourth quarter of 2017. These factors raise substantial doubt about PTG's ability to continue as a going concern within twelve months following the date of the filing of this Form 10-Q. We currently are exploring potential strategic opportunities, including a merger, sale of assets, or further financing. However, if these efforts are unsuccessful, we may need to cease operations and investors could lose their investment.

Our revenues are unpredictable.

We received one-time payments of $700,000 in 2015 and $110,000 in February 2017 in connection with our patent licensing and enforcement business. These are the only revenues we have generated since the closing of our asset sale to Bankrate, Inc. on December 21, 2011. We expect that future revenues from the patent licensing business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent enforcement litigation. In addition, defendants will often choose to appeal an adverse damage award, which will delay our receipt of revenue. For example, (as described above in “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations”) following multiple successful appellate decisions, the U.S. District Court for the District of Nebraska granted Sprint Spectrum LP’s motion for relief from the June 2015 judgment in favor of Prism LLC. Pursuant to Rule 60 of the Federal Rules of Civil Procedure, the district court set aside the $30 million judgment previously awarded to Prism LLC.  Although we anticipate appealing the order, there can be no assurance that our patent licensing business will produce revenues.

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

A substantial portion of the patent assets of Prism and its subsidiaries were acquired from third parties. We expect to continue to be presented with opportunities to acquire patents from third parties. The terms of any acquisition may require us to pay cash upfront, share a portion of future licensing proceeds, or both. Such acquisitions are subject to numerous risks, including the following:

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

As disclosed above in “Item 1.—Business,” we completed a merger with Prism LLC on March 26, 2015, with Prism LLC becoming our wholly-owned subsidiary. We may not be able to realize the expected potential value and benefits created by the Merger due to many factors, including the unpredictable nature of patent litigation. Based on our periodic evaluation of the recoverability of the asset recorded in connection with this transaction, we determined that the carrying value of the asset was in excess of fair value and therefore recorded impairment charges in the fourth quarter of 2015, the second quarter of 2016, the first quarter of 2017 and the second quarter of 2017. For more information, see Note 8 to our Combined Consolidated Financial Statements.

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

The trading price of our common stock has been volatile. During the period from October 1, 2015 through July 31, 2017, the trading price per share of our common stock ranged from a high of $2.80 to a low of $0.14. On February 23, 2017, we voluntarily delisted from the Nasdaq Capital Market and our stock began trading on the OTCQB Market under the symbol “PRZM”. The trading price of our common stock may be significantly affected by factors including actual or anticipated operating results, announcements regarding licensing or litigation developments, disputes concerning the validity of one or more of our patents, our limited trading volume and expectations regarding our future cash reserves. Any negative change in the public’s perception of the prospects of the patent licensing business could also depress our stock price regardless of our results.

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

Dated: August 21, 2017	PRISM TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer