Form 10-K/A
period 2016-12-31
Prism Technologies Group, Inc.
filed 2017-10-30
CIK 1077370

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrants was required to submit and post such files). YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Outstanding shares of registrant’s common stock, $0.001 par value, as of October 30, 2017: 10,073,688

Explanatory Note

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K/A, the terms "we," "our", "us", "the Company", and "Prism Group" refers to Prism Technologies Group, Inc. and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

On March 31, 2017, Prism Group filed its Annual Report on Form 10-K for the year ended December 31, 2016 (the "Original Filing"), with the Securities and Exchange Commission (the "SEC"). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company's definitive proxy statement (to be subsequently filed). This Amendment No. 1 amends information in the Original Filing with respect to:

●

Part III, Item 10 (Executive Officers, Directors and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accountant Fees and Services); and

●	Part IV, Item 15. (Exhibits, Financial Statements Schedules).

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

PRISM TECHNOLOGIES GROUP, INC.

Annual Report on Form 10-K

Amendment 1

For the Fiscal Year Ended December 31, 2016

PART III

Item 10.  Executive Officers, Directors and Corporate Governance.

Management

Executive Officers of Prism Group.

As of October 24, 2017, Prism Group’s executive officers were as follows:

Name	Position With Prism Group	Age
Hussein A. Enan	Chairman of the Board and Chief Executive Officer	72
Gregory J. Duman[1]	President, Prism Technologies, LLC	62
L. Eric Loewe	SVP, General Counsel and Secretary	60
Steven J. Yasuda	Chief Financial Officer and Chief Accounting Officer	50

1.	Mr. Duman became an executive officer on March 26, 2015 in connection with the acquisition of Prism Technologies, LLC.

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

None of Prism Group’s executive officers have been involved in a legal proceeding described in Item 401 of Regulation S-K within the last ten years.

Directors of Prism Group.

Prism Group’s Board of Directors is as follows:

Name	Position with Prism Group	Age	Director Since
Class I director whose term expires at the 2018 Annual Meeting of Stockholders:
Hussein A. Enan	Chairman of the Board	72	1995
Class II directors whose term expires at the 2016 Annual Meeting of Stockholders:
James M. Corroon(1)(2)(3)	Vice Chairman of the Board	78	1996
Class III directors whose term expires at the 2017 Annual Meeting of Stockholders:
Dennis H. Chookaszian(1)(2)(3)	Director	74	2003
Gregory J. Duman	Director	62	2015

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

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

Available Information

You may obtain free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, as well as other Corporate Governance Materials on our website at rdgir.com/prism-technologies-group-inc, or by contacting our corporate office by calling (916) 932-2860, or by sending an e-mail message to info@przmgroup.com.

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

Results of 2017 Annual Meeting

We will announce preliminary voting results at the annual meeting and will publish final results in a Current Report on Form 8-K that we expect to file with the SEC within four business days after the 2017 annual meeting. If final voting results are not available to us in time to file a Form 8-K with the SEC within four business days after the 2017 annual meeting, we intend to file a Form 8-K to disclose preliminary voting results and, within four business days after the final results are known, we will file an additional Form 8-K with the SEC to disclose the final voting results.

Related Person Transactions

The Audit Committee is provided authority under its charter to review and approve any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties. On December 29, 2016, the Audit Committee and Board of Directors of the Company approved a transaction by which Mr. Enan provided the Company with $250,000 in cash. In exchange, Mr. Enan is entitled to receive $625,000 when the Company’s cumulative Net Cash Flow (“NCF”) exceeds $7.5 million. NCF is measured as the cumulative cash received from revenue sources less all cumulative cash operating expenses incurred. The cash contribution is unsecured and non-convertible to equity. There were no related-party transactions in the year ended December 31, 2015.

Board Structure and Role

By resolution adopted by the Company’s Board of Directors on October 26, 2016, the size of the Company’s board was immediately increased and fixed at four, with one Class I director, one Class II director and two Class III directors.

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

Board Meetings and Committees

During the year ended December 31, 2016, the Board of Directors held ten meetings. During that period, the Audit Committee of the Board held four meetings, the Compensation Committee of the Board held two meetings, and the Nominating Committee of the Board held one meeting. All directors attended or participated in more than 75% of the total number of meetings of the Board and any of the committees of the Board on which such director served during that period.

Audit Committee.   The current members of the Audit Committee are Messrs. Corroon and Chookaszian and Duman. Thomas Orr served as chairman of the committee and was the audit committee financial expert under the rules of the SEC until his death in October 2016. Mr. Duman has served as the chairman of the Audit Committee since April 27, 2017 and is an “audit committee financial expert” as defined by SEC rules. The Board of Directors has determined that Messrs. Corroon and Chookaszian are independent. More information about each member of the Audit Committee can be found below in the section titled “Directors of Prism Group.”

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

Compensation Committee.   The current members of the Compensation Committee are Messrs. Chookaszian and Corroon. Mr. Orr was a member of the Compensation Committee until his death in October 2016. Mr. Chookaszian is chairman of the committee. The Compensation Committee reviews and determines the salary and bonus criteria of and stock option grants to all executive officers. The Board of Directors has determined that all members of the Compensation Committee are independent. More information about each member of the Compensation Committee can be found below in the section titled “Directors of Prism Group.”

For additional information about the functions of the Compensation Committee, see “Executive and Director Compensation” below.

Nominating Committee.   The current members of the Nominating Committee are Messrs. Corroon and Chookaszian. Mr. Orr was a member of the Nominating Committee until his death in October 2016. The Board of Directors has determined that all members of the Nominating Committee are independent. Mr. Corroon currently is chairman of the committee. More information about each member of the Nominating Committee can be found below in the section titled “Directors of Prism Group.”

The functions of the Nominating Committee include selecting, evaluating and recommending to the Board of Directors qualified candidates for election or appointment to the Board of Directors, and recommending corporate governance principles, codes of conduct and compliance mechanisms applicable to Prism Group.

Director Nominations

The Nominating Committee also is responsible for the selection, and recommendation to the Board of Directors, of nominees for election as director. When considering the nomination of directors for election at an annual meeting, the Nominating Committee reviews the needs of the Board of Directors for various skills, background, experience and expected contributions and the qualification standards established from time to time by the Nominating Committee, and considers nominations in light of those needs. When reviewing potential nominees, including incumbents, the Nominating Committee also considers the candidate’s relevant background, experience and skills and expected contributions to the Board of Directors. The Nominating Committee evaluates its selection criteria and evaluation process periodically, and may in the future include additional qualifications, such as the diversity of backgrounds of candidates. The Nominating Committee also seeks appropriate input from the Chief Executive Officer from time to time in assessing the needs of the Board of Directors for relevant background, experience and skills of its members.

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

We do not have a policy regarding directors’ attendance at annual meetings. All directors attended the 2016 Annual Meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires ’s executive officers, directors and persons who beneficially own more than 10% of Prism Group’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish Prism Group with copies of all Section 16(a) forms filed by such persons. Based on a review of reports furnished to Prism Group and representations from certain reporting persons, Prism Group believes that all reports required under Section 16(a) during the year ended December 31, 2016 were timely filed.

Item 11. Executive Compensation.

The Compensation Committee is authorized by the Board of Directors to review and approve annual performance objectives and goals relevant to compensation for the Chief Executive Officer and evaluate the performance of the Chief Executive Officer in light of these goals and objectives. In setting such objectives, the Compensation Committee is directed to consider the Company’s performance and relative stockholder return, the value of similar incentive awards to chief executive officers at comparable companies, and the awards given to the Company’s Chief Executive Officer in past years. The Compensation Committee is also directed to periodically review and advise the Board concerning both regional and industry wide compensation practices and trends in order to assess the adequacy and competitiveness of the Company’s compensation programs for the CEO, other executive officers and directors relative to comparable companies in the Company’s industry. Neither management nor the Compensation Committee engaged the services of a compensation consultant during the years ended December 31, 2016 and December 31, 2015.

Summary Compensation Information

The following table presents certain summary information concerning compensation paid or accrued by Prism Group for services rendered in all capacities during the years ended December 31, 2016 and December 31, 2015 for the Chief Executive Officer, the Senior Vice President, General Counsel and Secretary and the Chief Financial Officer and Chief Accounting Officer (the “Named Executive Officers”).

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

The Company’s four executive officers agreed to participate in the Plan, effective September 2, 2016, and their new cash compensation is shown in the following table:

Name	Previous Salary	New Salary
Hussein A. Enan, CEO	$300,000	$0
Gregory J. Duman, President – Prism LLC	$200,000	$0
Steven J. Yasuda, CFO and CAO	$175,000	$0
L. Eric Loewe, SVP, General Counsel and Secretary	$240,000	$0

In addition, each of the Company’s non-employee directors has elected to participate in the plan and reduce their annual retainers for service on the Board to zero.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All other Compensation(2)	Total
Hussein A. Enan	2016	$185,826	$—	$9,074	$3,881	$198,781
Chairman of the Board, Chief Executive Officer	2015	$300,000	$—	$8,811	$15,524	$324,335
Gregory J. Duman (3)	2016	$123,077	$—	$13,084	$—	$136,161
President	2015	$153,077		$14,661	$8,978	$176,716
L. Eric Loewe	2016	$148,666	$—	$6,049	$3,457	$158,172
Senior Vice President, Secretary and General Counsel	2015	$232,380	$—	$42,544	$3,457	$278,381
Steven J. Yasuda	2016	$108,465	$—	$2,420	$1,206	$112,091
Chief Financial Officer and Chief Accounting Officer	2015	$175,000	$—	$17,018	$1,206	$193,224

(1)

Valuation based on the dollar amount of option grants (see “Grant of Plan-Based Awards” below) recognized for reporting the aggregate fair value of the award computed in accordance with ASC 718 with respect to the 2016 plan year. The assumptions used by the Company with respect to the valuation of option grants are set forth in “Consolidated Financial Statements—Notes to Financial Statements—Note 4—Share Based Payments,” which appear in Prism Group’s Annual Report on Form 10-K.

(2)	Represents Prism Group health and term life benefits.

(3)	Represents compensation as of March 26, 2015, in connection with the acquisition of Prism Technologies, LLC.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding option plan awards for each of the named executive officers at the fiscal year-end as of December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Options (#) Exercisable(1)	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Hussein A. Enan	25,000	50,000	$2.76	6/11/2020
Gregory J. Duman	42,189	70,312	$2.68	3/26/2020
L. Eric Loewe	66,668	33,332	$2.76	6/11/2020
Steven J. Yasuda	26,668	13,332	$2.76	6/11/2020

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

Director Compensation

The following table presents the compensation paid to each member of the Board of Directors during the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Option Awards(1)	All other Compensation	Total
Dennis H. Chookaszian	$20,000	$1,273	$—	$21,273
James M. Corroon	$20,000	$1,273	$—	$21,273
Thomas W. Orr	$24,575	$1,273	$—	$25,848

(1)

Valuation based on the dollar amount of option grants recognized for reporting the aggregate fair value of the award computed in accordance with ASC 718 with respect to fiscal year 2016. The assumptions used by us with respect to the valuation of option grants are set forth in “Consolidated Financial Statements—Notes to Financial Statements—Note 4—Share-Based Payments” in Prism Group’s Annual Report on Form 10-K.

Additional Information Regarding Director Compensation

Each non-employee director receives an annual cash retainer of $20,000 relating to the period from January 1 to December 31. Mr. Orr, as Chair of the Audit Committee prior to his death in October 2016, received an additional cash retainer of $2,500 for each regularly scheduled Audit Committee meeting attended. In addition, Prism Group’s 2008 Stock Option Plan grants each non-employee director an annual option grant to purchase 5,000 shares, with the date of grant being on or about July 1 of each year that they serve. These options are fully vested. Directors are also reimbursed for their reasonable expenses incurred in connection with attending Board of Directors or Committee meetings.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	360,000	$2.68	1,384,000
Equity compensation plans not approved by security holders	—	—	—

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 24, 2017, certain information with respect to the beneficial ownership of Prism Group’s common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of Prism Group’s common stock, (ii) each director of Prism Group, (iii) the executive officers of Prism Group, and (iv) all current directors and executive officers of Prism Group as a group.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Common Stock Outstanding(2)
5% Stockholders
Prism Resources(3)	615,387	6.0%
Directors and Executive Officers
Hussein A. Enan(4)	1,942,072	18.8%
James M. Corroon(5)	33,521	* %
Dennis H. Chookaszian(6)	479,288	4.6%
Gregory J. Duman(7)	318,562	3.1%
L. Eric Loewe(8)	189,436	1.8%
Steven J. Yasuda(9)	63,733	1.0%
Current directors and executive officers as a group (6 persons)(10)	3,026,612	29.3%

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

(2)

Percent of Common Stock Outstanding is calculated utilizing 10,325,566 shares outstanding, which is the sum of the number of the Company's outstanding shares as of October 24, 2017 and the number of options held by the named beneficial owners that become exercisable within 60 days thereafter.

(3)	The address of Prism Resources, Inc. is 21441 Skyridge Road, Elkhorn, NE 68022.

(4)

Includes 1,904,572 shares held by the Enan Family Trust, a revocable trust. Mr. Enan and Mr. Enan’s spouse are co-trustees of the Enan Family trust. Also includes 37,500 shares subject to options exercisable within 60 days following October 24, 2017.

(5)	Includes 25,000 shares subject to options exercisable within 60 days following October 24, 2017.

(6)	Includes 416 shares held by Mr. Chookaszian’s spouse, which he disclaims beneficial ownership of. Also includes 25,000 shares subject to options exercisable within 60 days following October 24, 2017.

(7)	Includes 59,376 shares subject to options exercisable within 60 days following October 24, 2017.

(8)	Includes 75,001 shares subject to options exercisable within 60 days following October 24, 2017.

(9)	Includes 30,001 shares subject to options exercisable within 60 days following October 24, 2017.

(10)	Includes 251,878 shares subject to options exercisable within 60 days following October 24, 2017.

Item 13.  Certain Relationships, Related Transactions and Director Independence.

Related Person Transaction Review Policies

The Audit Committee is provided authority under its charter to review and approve any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties. On December 29, 2016, the Audit Committee and Board of Directors of the Company approved a transaction by which Mr. Enan provided the Company with $250,000 in cash. In exchange, Mr. Enan is entitled to receive $625,000 when the Company’s cumulative Net Cash Flow (“NCF”) exceeds $7.5 million. NCF is measured as the cumulative cash received from revenue sources less all cumulative cash operating expenses incurred. The cash contribution is unsecured and non-convertible to equity. There were no related-party transactions in the year ended December 31, 2015.

The Board of Directors has determined that, other than Mr. Enan and Mr. Duman, each of the members of the Board is an independent director for purposes of the Nasdaq Marketplace Rules. None of Prism Group’s directors have been involved in a legal proceeding described in Item 401 of Regulation S-K within the last ten years.

Item 14.  Principal Accountant Fees and Services.

  INDEPENDENT AUDITOR FEE INFORMATION

The following table sets forth the aggregate fees billed to Prism Group for the years ended December 31, 2016 and 2015 by Prism Group’s principal accounting firm, Ernst & Young LLP:

	2016	2015
Audit Fees(1)	$248,500	$275,200
Audit-Related Fees(2)	—	—
Tax Fees(3)	38,000	60,000
All Other Fees	—	—
	$286,500	$335,200

(1)	Audit fees consist of fees billed for services related to the audit of Prism Group’s consolidated financial statements (including required quarterly reviews) and accounting consultations.

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

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the chair of the Audit Committee the authority to approve permitted services, provided that the chair reports any decisions to the Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all services provided to the Company by Ernst & Young in 2016.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

3.             Exhibits:

See Index to Exhibits. The Exhibits listed in the accompanying Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2017.

PRISM TECHNOLOGIES GROUP, INC.

By:	/s/ HUSSEIN A. ENAN
Hussein A. Enan Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUSSEIN A. ENAN	Chairman of the Board and Chief Executive Officer	October 30, 2017
Hussein A. Enan

/s/ STEVEN J. YASUDA	Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)	October 30, 2017
Steven J. Yasuda

/s/ JAMES M. CORROON	Vice Chairman of the Board	October 30, 2017
James M. Corroon

/s/ DENNIS H. CHOOKASZIAN	Director	October 30, 2017
Dennis H. Chookaszian

/s/ GREGORY J. DUMAN	Director	October 30, 2017
Gregory J. Duman

PRISM TECHNOLOGIES GROUP, INC.

EXHIBITS TO FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2016

Exhibit Number	Description of Document	Method of Filing

2.1	Asset Purchase Agreement between the Company and Bankrate, Inc. dated as of October 10, 2011.	Filed as Exhibit 2.1 to registrant's Form 8-K filed on October 12, 2011.

2.2	Agreement of Plan of Merger among the Company, Strategic Concepts Acquisition Corp., Prism Technologies, LLC, and Gregory J. Duman, dated as of November 11, 2014.	Filed as Annex A to registrant's Registration Statement on Form S-4 filed on December 30, 2014.

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

Filed as Exhibit 3.1 to registrant's Registration Statement on Form S-4 filed on December 30, 2014.

3.3	Bylaws of the Company.	Filed as Exhibit 3.2 to registrant's Registration Statement on Form S-1 filed on May 7, 1999.

3.4	Amendment to Article X of the Bylaws of the Company, adopted by the Board of Directors on February 2, 2011.	Filed as Exhibit 3.1 to registrant's Form 8-K filed on February 7, 2011.

4.1	Section 382 Rights Agreement, dated as of November 23, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.	Filed as Exhibit 4.1 to registrant's Form 8-A filed on November 25, 2011.

10.1*	Form of Indemnity Agreement between the Company and the Company's directors and officers.	Filed as Exhibit 10.1 to registrant's Form S-1/A filed on July 21, 1999.

10.2*	1997 Stock Option Plan	Filed as Exhibit 10.2 to registrant's Form S-1/A filed on July 21, 1999.

10.3*	1999 Employee Stock Purchase Plan.	Filed as Exhibit 10.3 to registrant's Form S-1 filed on May 7, 1999.

10.4*	2008 Stock Option Plan.	Included in registrant's definitive proxy statement on Schedule 14A filed on February 15, 2008.

10.5*	Executive Retention and Severance Plan Amended and Restated as of December 22, 2008.	Filed as Exhibit 10.16 to registrant's Form 10-K filed on March 31, 2009.

10.6	Office Lease between MSCP Capital Center Investors, LLC, as Landlord, and the Company, as Tenant, dated as of December 10, 2010.	Filed as Exhibit 99.1 to registrant's Form 8-K filed on December 28, 2010.

10.7	First Lease Amendment between MSCP Capital Center Investors, LLC, as Landlord, and the Company, as Tenant, dated as of December 22, 2011.	Filed as Exhibit 10.26 to registrant's Form 8-K filed on December 28, 2011.

10.8	Employment Agreement between the Company and Gregory J. Duman dated March 20, 2015.	Filed as Exhibit 10.1 to registrant's Form 8-K filed on March 30, 2015.

10.9	Non-competition agreement between the Company and Gregory J. Duman dated March 20, 2015.	Filed as Exhibit 10.1 to registrant's Form 8-K filed on March 30, 2015.

10.10	Litigation Funding Agreement dated December 15, 2016.	Filed as Exhibit 10.10 to registrant's Form 8-K/A filed on February 27, 2017

10.11	Asset Purchase Agreement between the Company and Amorphous Technologies International, Inc. dated October 19, 2017	Filed as Exhibit 10.11 to registrant’s Form 8-K on October 20, 2017

14.1	The Company's Code of Business Conduct and Ethics.	Filed as Exhibit 14.1 to registrant's Form 10-K filed on March 29, 2004.

21.1	Subsidiaries of Company.	Filed as Exhibit 21.1 to registrant's Form 10-K filed on March 31, 2017

23.1	Consent of Independent Registered Public Accounting Firm.	Filed as Exhibit 23.1 to registrant's Form 10-K filed on March 31, 2017

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101	Extensible Business Reporting Language (XBRL)**
*	Constitutes a management contract or a compensatory plan or arrangement.
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.