Form 10-Q/A
period 2017-06-30
Prism Technologies Group, Inc.
filed 2017-11-02
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Amendment No. 1

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017 Or

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No

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

Explanatory Note

Prism Technologies Group, Inc. (“PTG”") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as originally filed with the Securities and Exchange Commission (“SEC”) on August 21, 2017 (the "Original 10-Q"). This Amendment amends Part II, Item 6 of the Original 10-Q to include currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The required certifications were inadvertently omitted from the Original 10-Q.

Except for the amendment described above, this Amendment does not amend or otherwise update any other information in the Original10-Q. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-Q was filed. Therefore, this Amendment should be read in conjunction with any documents incorporated by reference herein and the Company's other filings made with the SEC subsequent to the filing of the Original 10-Q.

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

Dated: November 1, 2017	PRISM TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer