Form 10-Q
period 2017-09-30
Prism Technologies Group, Inc.
filed 2017-11-14
CIK 1077370

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $0.001 per share, on November 14, 2017 were 10,073,688 shares.

FORM 10-Q

PRISM TECHNOLOGIES GROUP, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2017	December 31, 2016 (audited)
Assets
Current assets:
Cash and cash equivalents	$220	$589
Restricted cash equivalents	—	400
Prepaid expenses and other current assets	31	599
Total current assets	251	1,588

Intangible assets, net	—	15,255
Goodwill	—	54
Other assets	22	22
Total assets	$273	$16,919

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$410	$384
Accrued expenses	—	1,508
Notes payable, net	3,489	3,190
Deposit for revenue sharing arrangement, net	—	108
Derivative liability	—	405
Due to related party	—	252
Total current liabilities	3,899	5,847

Accrued contingent consideration, non-current	—	11,539
Other liabilities	—	45
Total liabilities	3,899	17,431

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Common stock, $0.001 par value. Authorized: 25,000,000 shares; 14,533,013 shares issued and 10,073,688 shares outstanding at September 30, 2017 and December 31, 2016, respectively	15	15
Paid-in capital	231,435	231,374
Treasury stock	(10,323)	(10,323)
Accumulated deficit	(224,753)	(221,578)
Total stockholders’ deficit	(3,626)	(512)
Total liabilities and stockholders’ deficit	$273	$16,919

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$—	$—	$110	$—
Cost of revenues	—	—	(91)	—
Gross margin	—	—	19	—

Operating expenses:
General and administrative	$282	$924	$(106)	$3,014
Amortization	—	1,920	2,626	6,285
Impairment, net	—	—	1,009	198
Total operating expenses	282	2,844	3,529	9,497
Loss from operations	(282)	(2,844)	(3,510)	(9,497)
Other income	6	11	1,107	39
Interest expense	(104)	(167)	(772)	(510)
Net loss before income taxes	(380)	(3,000)	(3,175)	(9,968)
Income tax benefit	—	101	—	101
Net loss	$(380)	$(2,899)	$(3,175)	$(9,867)

Net loss per share:
Basic and diluted	$(0.04)	$(0.29)	$(0.32)	$(0.98)

Shares used in computing loss per share amounts
Basic and diluted	10,073,688	10,073,688	10,073,688	10,073,688

See accompanying notes.

PRISM TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,175)	$(9,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	61	57
Amortization	2,626	6,285
Change in fair value of derivative liability	(405)	—
Impairment of intangible assets	12,629	2,209
Impairment of goodwill	54	—
Gain on changes in estimate due to related party	(250)	—
Gain on change in deposit for revenue sharing arrangement	(500)	—
Changes in estimates to prepaid expenses	450	—
Changes in estimates to accrued expenses	(3,651)	—
Imputed interest expense on contingent consideration	135	246
Imputed interest	689	259
Revaluation of contingent consideration	(11,674)	(2,011)
Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	118	145
Accounts payable	26	18
Accrued expenses and other current liabilities	2,098	(293)
Income tax benefit	—	(101)
Net cash used in operating activities	(769)	(3,053)

Cash flows from investing activities:
Redemptions of short-term investments	—	1,494
Redemptions of restricted cash equivalents	400	200
Net cash provided by investing activities	400	1,694

Net decrease in cash and cash equivalents	(369)	(1,359)
Cash and cash equivalents, beginning of period	589	1,756
Cash and cash equivalents, end of period	$220	$397

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

Since December 21, 2011, PTG’s business has consisted of intellectual property management and licensing and enforcing a portfolio of patents. On March 26, 2015, we completed our acquisition of Prism Technologies, LLC (“Prism LLC”), with Prism LLC becoming our wholly-owned subsidiary (the “Merger”). Prism LLC is a Nebraska limited liability company headquartered in Omaha, Nebraska. Prism LLC has two primary operating subsidiaries: Secure Axcess, LLC, a Texas limited liability company and Millenium Biologix, LLC, a Nebraska limited liability company. Prism LLC and its subsidiaries own a portfolio of patents with over 50 issued patents in the areas of computer and network security, semiconductors and medical technology. In September 2015, we changed our name to Prism LLC Technologies Group, Inc. to better reflect the operations of the combined companies.

2. Basis of Presentation and Liquidity

The condensed consolidated financial statements include the accounts of PTG and its wholly-owned subsidiaries, Goldrush Insurance Services, Inc. and Prism Technologies LLC. All significant inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016 and of cash flows for the nine months ended September 30, 2017 and 2016. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any future period.

The accompanying financial statements have been prepared under the assumption that PTG will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to PTG’s ability to continue as a going concern.

As of September 30, 2017, our cash and cash equivalents totaled $0.2 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $3.5 million, which represent installment payments due in 2017. With the consent of the note holder, these installment payments have not been paid as of the date of this report. We have implemented certain initiatives to preserve cash and we have discussed restructuring one of our notes payable with the note holder, but there can be no assurance that the discussions will be successful. We cannot estimate when or if we will receive revenues from our operations due to the uncertainty associated with the patent licensing business. In late 2016, we entered into a revenue sharing arrangement with an unrelated party from which we received $500,000 and we have also received a capital contribution from a related party of $250,000. We have implemented significant expense reduction initiatives, including a moratorium on salaries for most employees. Unless we are able to defer or restructure our liabilities, substantially reduce our operating expenses, or receive revenues, we anticipate that our cash will be insufficient to fund our operations beyond the fourth quarter of 2017. As described in Footnote No. 17 (“Subsequent Events”), on October 20, 2017 we announced the entry into an Asset Purchase Transaction by which we will acquire intellectual property assets and further develop our technology licensing business. Obtaining a minimum of $500,000 in capital is a condition to closing the Asset Purchase Transaction. However, if these efforts are unsuccessful, we may need to cease operations and investors could lose their investment. These factors raise substantial doubt about PTG's ability to continue as a going concern within twelve months following the date of the filing of this Form 10-Q. If our business does not generate revenues before our cash is exhausted and we are unable to raise capital on acceptable terms, we may need to cease operations and, as a result, investors could lose their investment.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Basis of Presentation (continued)

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and other information as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. We believe the disclosures in its notes to the condensed consolidated financial statements are adequate to make the information presented not misleading. We have evaluated subsequent events through the time of filing these financial statements. Based upon the evaluation, there was no material impact on the accompanying condensed consolidated financial statements.

Summary of Significant Accounting Policies

Revenue recognition

PTG recognizes revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

Revenue results from grants of certain intellectual property rights for patented technologies owned or controlled by PTG and settlements reached from legal enforcement of PTG’s patent rights. Revenue is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured. The fair value of licenses achieved is recognized as revenue.

The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element. Elements related to licensing agreements and royalty revenues, is recognized as revenue in the Consolidated Statement of Operations. Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the Other Income section of the Condensed Consolidated Statements of Operations. Elements provided in either settlement agreements or judgments include the value of a license, legal release, and interest. When settlements or judgments are achieved at discounts to the fair value of a license, PTG allocates the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method relative to full license fair value prior to the discount. Legal release as part of a settlement agreement is recognized as a separate line item in the Consolidated Statements of Operations when value can be allocated to the legal release. When PTG reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement, and without a legal claim, the legal release has no economic value. The element that is applicable to interest income will be recorded as a separate line item in Other Income of the Condensed Consolidated Statements of Operations.

Cost of Revenues

Cost of revenues include the costs and expenses incurred in connection with PTG's patent licensing and enforcement activities, including contingent fee based legal expenses, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting expenses and revenue share payments paid to third-parties. These costs are included under the caption "Cost of revenues" in the accompanying Condensed Consolidated Statements of Operations.

Intangible Assets

The fair value amount assigned to each acquired patent asset was being amortized on a straight-line basis over a period ranging from 1.5 to 6.5 years, depending on the patent. The amortization period of the entire acquired patent portfolio used a weighted average of 4.8 years and was determined using the estimated life of each patent, which is represented by the period over which 100% of the expected discounted cash flows from licensing activities was expected to be received, and then used a weighted average approach based on the value of the patent and the estimated life. PTG recorded amortization expense of $0 and $2.6 million in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017 and $1.9 million and $6.3 million for the comparable periods in 2016.

As part of the Merger, PTG acquired covenants not to compete agreements with Prism LLC’s officers. The amortization period of the covenants not to compete was three years; the expected term of the agreements.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Intangible Assets (continued)

PTG evaluates the recoverability of its long-lived assets, including intangible assets subject to amortization in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment. ASC 360 requires the recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds fair value. PTG assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying amount of the intangible asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of the assets exists and in estimating future cash flows from licensing activities for any necessary impairment tests. Recoverability of the intangible assets to be held and used is measured by the comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The fair value of the acquired intangible assets were based on estimated future cash flows to be generated from the patent portfolio discounted using a rate commensurate with the risk involved. PTG determined that the carrying value of certain of its intangible assets were in excess of fair value because the receipt of the forecasted cash flows would likely not be realized. PTG recorded impairment charges, net of $0 and $1.0 million in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017 and $0 million and $0.2 million for the comparable periods in 2016. This included impairment of intangible assets of $0 and $12.7 million, net of reductions in the fair value of contingent consideration liabilities of $0 and $11.7 million for the three and nine months ended September 30, 2017, respectively. PTG recorded impairment of intangible assets of $0 and $2.2 million, net of reductions in the fair value of contingent consideration liabilities of $0 and $2.0 million respectively, for the comparable periods in 2016.

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

Goodwill is tested for impairment on a periodic basis, and at least annually in the fourth quarter of the year. In the first step of testing for goodwill and intangible assets impairment, we will estimate the fair value of the net assets associated with the goodwill. If the fair value of these net assets is greater than the carrying value of the net assets, including goodwill, then there will be no impairment. If the fair value is less than the carrying value, then we would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of the identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in PTG’s condensed consolidated statements of operations.

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

PTG determined that the carrying value of goodwill was in excess of fair value because the receipt of the forecasted cash flows would likely not be realized. PTG recorded impairment charges of $0 and $0.1 million in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017 and no impairment charges were recorded for the comparable periods in 2016. As a result of the recorded impairment charge, the carrying value of goodwill was reduced to zero as of September 30, 2017.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method.

We are continuing to assess the impact of the new guidance on our accounting policies and procedures and are evaluating the new requirements as applied to existing revenue contracts. The new guidance may result in an acceleration of revenue as under the new standard, we may no longer be required to defer revenues when the consideration associated with the contract can be calculated using either the expected value or the most likely amount. This change may also impact our balance sheet presentation with an expected increase in accounts or unbilled receivables. We are reviewing our revenue contracts and working on its plan for implementation of the new guidance which it will adopt beginning in the first quarter of 2018. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and Licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers — Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its condensed consolidated financial statements related to the updated guidance provided by these four new ASUs.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recent Accounting Standards  (continued)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015-17 effective January 1, 2017. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In February 2016, FASB issued ASU No. 2016-02 “Leases” that requires a lessee to recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of the standard on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the statement of operations when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for annual periods (and for interim periods within those annual periods) beginning after December 15, 2016. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard decreased the deferred tax asset by $2.4 million from $64.7 million to $62.3 million, with a corresponding decrease to the valuation allowance at September 30, 2017. The Company elected to account for forfeitures based upon an estimated forfeiture rate and on a retrospective basis.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has not elected to early adopt this guidance and is currently evaluating ASU 2016-15 to determine the impact to its condensed consolidated financial statements.

On January 5, 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04: “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

 In May 2017, the FASB issued (ASU 2017-09: Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective beginning after December 15, 2017; early adoption is permitted. The Company has adopted this standard and its impact on its condensed consolidated financial statements and related disclosures was immaterial.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recent Accounting Standards (continued)

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is in the process of evaluating this ASU and adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

3. Contingent Consideration

As part of the Merger, Prism LLC was acquired for a purchase price of $58.3 million, paid in a combination of cash, stock and potential contingent earn-out payments. The contingent consideration payable to Prism LLC’s former members consists of a share of future revenues related to lawsuits filed by Prism LLC prior to the Closing Date (“Open Suits”). Under the terms of the Merger Agreement, we will retain the first $16.5 million in litigation or settlement proceeds received from Open Suits after closing (the “Sharing Threshold”), less any cash remaining in Prism LLC at the time of closing. Prism LLC former members will receive 70% of the litigation and settlement proceeds related to Open Suits in excess of the Sharing Threshold, up to $49.5 million. The contingent consideration is calculated quarterly and payable in the quarter following the period in which it is earned. Payments due for the quarters ended March 31, September 30 and December 31, are subject to 20% retention. The retention payments are due in conjunction with the earn-out payment for December 31. See Note 4 for fair value of the consideration.

We reassessed the contingent consideration liability in connection with this transaction by comparing the estimated future undiscounted cash flows expected to be generated relating to this liability to its carrying amount. For the three and nine months ended September 30, 2017, the reductions in the fair value of the contingent consideration liabilities were recorded as impairment, net in the Condensed Consolidated Statement of Operations of $0 and $1.0 million respectively, and $0 and $0.2 million for the comparable periods in 2016. This included impairment of intangible assets of $0 and $12.7 million, net of reductions in the fair value of contingent consideration liabilities of $0 and $11.7 million for the three and nine months ended September 30, 2017, respectively. PTG recorded impairment of intangible assets of $0 and $2.2 million, net of reductions in the fair value of contingent consideration liabilities of $0 and $2.0 million respectively, for the comparable periods in 2016.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.  Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of September 30, 2017 (in thousands):

	September 30, 2017	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$220	$220	$—	$—
Restricted cash equivalents	—	—	—	—
Total assets at fair value	$220	$220	$—	$—

	September 30, 2017	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$—	$—	$—	$—
Derivative liability	—	—	—	—
Total liabilities at fair value	$—	$—	$—	$—

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$589	$589	$—	$—
Restricted cash equivalents	400	400	—	—
Total assets at fair value	$989	$989	$—	$—

	December 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$11,539	$—	$—	$11,539
Derivative liability	405	—	—	405
Total liabilities at fair value	$11,944	$—	$—	$11,944

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.  Fair Value Measurements (continued)

As discussed in Note 10, on December 21, 2016 we entered into a non-recourse future revenue sharing arrangement by which Bentham Capital, LLC provided PTG with $500,000 in cash. Under ASU 815, the repayment of the premium portion was bifurcated from the repayment of the principal and recorded as an embedded derivative. For this liability, we use valuation techniques based on management's assumptions and expectations that require inputs that are both unobservable and significant to the overall fair value measurement and are considered to be Level 3 inputs.

Impairment

PTG estimates the expected undiscounted future cash flows generated from its intangible assets and compares such amounts to the carrying amount of the intangible assets to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, PTG will adjust the carrying amount of such assets to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to the present value of future cash flows and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs.

As a result of adverse litigation events in the second quarter of 2017, which led to a significant reduction in expected cash flows, contingent consideration and the derivative liability were revalued to zero as of June 30, 2017. The reduction to contingent consideration and derivative liability were recorded as other income in the Condensed Consolidated Statement of Operations. PTG recorded an impairment, net during the three and nine months ended September 30, 2017 of $0 $1.0 million respectively. Impairment, net for the three and nine months ended September 30, 2016 was approximately $0 and $0.2 million, respectively.

5. Restricted Cash Equivalents

As of September 30, 2017 and December 31, 2016, restricted cash equivalents consisted of $0 and $0.4 million respectively. A portion of the cash equivalents was used as collateral for a letter of credit of the same amount that secured our rent obligations under the office space lease for our former corporate headquarters. On February 28, 2017, the office lease for our former headquarters expired. On March 15, 2017, the landlord released the letter of credit covering the office space and the Company is no longer required to maintain $0.4 million in restricted cash equivalents.

6. Other Assets

Prism LLC owns several life insurance policies (also referred to as “life settlement contracts”). These life settlement contracts were part of the assets we acquired in the Merger. A life settlement contract is the payment of cash to an insured in return for an assignment of ownership or beneficial interest in, and the right to receive the value of, a life insurance policy upon the death of the insured. In 2016, PTG’s premiums on these life settlement contracts were $40,000 and PTG anticipates paying $33,000 for each of the five succeeding fiscal years to keep the life settlement contracts in force.

Life settlement contracts are preliminarily recorded at cash surrender value, with premium payments expensed as incurred. The policies are not subject to amortization; however, we analyze the carrying value for the impairment annually. Based upon our analysis, no impairment was noted for the three and nine months ended September 30, 2017. For the three and nine months ended for September 30, 2017, one life insurance policy was sold with net proceeds of $6,000. During the year ended December 31, 2016, PTG sold two life insurance policies with net proceeds of $37,000. The net proceeds from these life insurance policies were recognized in other income. The basis of $40,000 for these life insurance policies was recorded as a decrease in other assets in operating activities on the condensed consolidated statements of cash flows for the year ended, December 31, 2016.

Life settlement contracts consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Number of individual life insurance policies held	3	4
Aggregate face/maturity value of all policies	$1,300	$1,800
Cash surrender value of all policies	$18	$18

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Intangible Assets

Intangible assets, net, include the following amounts (in thousands):

	September 30, 2017	December 31, 2016
Goodwill	$—	$54
Patent portfolio	—	34,030
Covenant not to compete	—	1,332
Total goodwill and other intangible assets	—	35,416
Accumulated amortization patent portfolio	—	(19,096)
Accumulated amortization covenant not to compete	—	(1,011)
Total goodwill and other intangible assets, net	$—	$15,309

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

8. Impairment, net

When indicators are present, PTG evaluates the recoverability of the patent assets based on comparison to estimated undiscounted cash flows to the carrying value of the patent assets.

 As a result of adverse litigation events in the first and second quarters of 2017, which led to a significant reduction in expected cash flows, PTG recorded impairment charges, net of ($2.1) million and $3.1 million respectively. This included impairment of intangible assets of $0.2 million and $12.4 million, net of reductions in the fair value of contingent consideration liabilities of $2.3 million and $9.3 million for the second quarter and first quarter of 2017, respectively. The impairment charges resulted in a reduction to the carrying values of the patent portfolio by $0.2 million and $12.4 million respectively. The carrying value of patent portfolio was reduced to zero as of June 30, 2017.

The events resulting in the reassessment of the patent assets described above also required a reassessment of the contingent consideration liability. Adjustments to the contingent consideration liability were made representing the difference between the contingent consideration as of the acquisition date and accrued imputed interest compared to the contingent consideration expected to be paid, based upon the estimated future undiscounted cash flows expected to be generated. The fair values of the contingent consideration liabilities were reduced by $2.3 million and $9.3 million in the first quarter and second quarters of 2017 respectively.

9. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016

Accrued lease obligations (See Note 14)	$—	$34
Incentive compensation accrual	—	912
Payroll accrual	—	562
Total accrued expenses	$—	$1,508

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Accrued Expenses (continued)

The decrease to the incentive compensation accrual and payroll accruals above were attributable to adverse litigation events in the second quarter of 2017, which led to a significant reduction in expected cash flows from licensing activities, and was recorded in the current period. These expenses were recorded as part of incentive compensation pursuant to a plan adopted by our board of directors on September 1, 2016.

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

The balances of the notes payable consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Notes payable, assumed debt	$3,062	$3,062
Add accreted interest	427	128
Fair Value	$3,489	$3,190

The installment payments due on December 31, 2015, June 30, 2016 and December 2016 have not been paid as of the date of this report. PTG has postponed payments of the notes payable upon permission from the note holder.

11. Future Revenue Sharing Arrangement

On December 15, 2016, we entered into a non-recourse future revenue sharing arrangement by which Bentham Capital, LLC provided PTG with $500,000 in cash in exchange for a portion of the proceeds we expect to receive in connection with the patent infringement litigation with Sprint Spectrum, L.P., (Prism LLC Technologies LLC v Sprint Spectrum L.P. D/B/A/ Sprint PCS; Case Nos. 16-1456 and 16-1457), and any related appeals or remands (collectively, the Sprint Litigation). After payment of any fees to PTG's litigation counsel, the financing party is entitled to receive:

●	two and half times the funding amount ($1.25 million) if repayment in full is made 18 months or less from the date of the funding agreement.
●	three times the funding amount ($1.5 million) if repayment in full is made after 18 months from the date of the funding agreement.

To the extent not recovered from the proceeds associated with the Sprint Litigation, however, the financing party is only entitled to recover its principal ($500,000) from the proceeds of patent litigation and  licensing activities instituted by PTG's subsidiaries, prior to December 15, 2016. In addition, PTG agreed to reimburse the financing company for certain costs totaling $59,000.

As a result of adverse litigation events in the second quarter of 2017, which led to a significant reduction in expected cash flows, there was a change in estimate of the expected payout to the non-recourse future revenue sharing arrangement. Therefore, the non-recourse future revenue sharing arrangement was reduced to zero as of June 30, 2017.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. Future Revenue Sharing Arrangement (continued)

Derivative instruments

Accounting Standards Update ("ASU") No. 2016-06, Derivatives and Hedging, (Topic 815) requires that in certain circumstances embedded derivatives be bifurcated from the host contract and accounted for separately. We determined that the premium portion of the revenue sharing arrangement was an embedded derivative under ASU 815; therefore, the payment of the premium was bifurcated from the repayment of the principal.

Fair Value of Derivative Instruments

The fair values of our outstanding derivative instruments are as follows (in thousands):

Derivative Liabilities	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivative liability	Derivative liability	—	405
Fair Value		$—	$405

As a result of adverse litigation events in the second quarter of 2017, which led to a significant reduction in expected cash flows, the derivative liability was revalued to zero as of June 30, 2017.

12. Due to Related Party

On December 29, 2016, the Board of Directors of PTG approved a transaction by which Mr. Enan, Chairman and CEO of PTG, provided PTG with $250,000 in cash. In exchange, Mr. Enan is entitled to receive $625,000 when PTG's cumulative Net Cash Flow ("NCF") exceeds $7.5 million. The agreement with Mr. Enan was amended on November 13, 2017 to clarify that NCF is defined as the cumulative cash received from patent license activities less all cumulative cash operating expenses incurred, for the period beginning January 1, 2017. The cash contribution is unsecured and non-convertible to equity.

As a result of adverse litigation events in the second quarter of 2017, which led to a significant reduction in expected cash flows, there was a change in estimate of the expected payout due to the related party. Therefore, the amount due to the related party was reduced to zero as of June 30, 2017.

13. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted income per share is a measure of the potential dilution that would occur if stock options had been exercised.

Potentially dilutive securities not included in the diluted net loss calculation because we had a net loss from operations, net of tax. There were no antidilutive securities to include in the calculation above for employee stock options and non-employee directors to purchase shares of 456,459 for the three and nine months ended September 30, 2017 and 334,793 for the comparable periods in 2016.

 14. Commitments and Contingencies

Leases

We have a non-cancelable 12 month lease from October 31, 2017 until November 1, 2018 for approximately 300 square feet of office space in Folsom, California, which is currently our corporate headquarters. The monthly lease amounts are not material.

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

15. Legal Proceedings

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

Wireless Litigation

On June 23, 2015, Prism LLC won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). Prism LLC was awarded trial damages of $30 million, representing a reasonable royalty for Sprint’s infringement for the period from February 2012 through December 2014. On March 7, 2017, the jury verdict in favor of Prism LLC was unanimously upheld by a three judge panel of the Court of Appeals for the Federal Circuit (“Federal Circuit”). On May 8, 2017 the Federal Circuit rejected Sprint’s petition for rehearing and issued its mandate on July 25, 2017 transferring jurisdiction of the case back to the U. S. District Court for the District of Nebraska (“District Court”). Sprint also filed a motion with the District Court seeking relief from the judgment or a stay pending the outcome of Prism LLC’s patent infringement suit against T-Mobile (described below). On August 8, 2017, the District Court granted Sprint’s motion for relief from the June 2015 judgment and set aside the $30 million jury verdict previously awarded to Prism LLC. On October 10, 2017 Prism notified the District Court that the order setting aside the jury verdict would be appealed to the Federal Circuit.

On October 30, 2015, a jury found that T-Mobile USA, Inc. did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. On April 6, 2016, the District Court denied T-Mobile’s motion for judgment as a matter of law and its motion for attorney fees; the court also denied Prism LLC’s motion for judgment as a matter of law and its motion for a new trial. Both parties appealed to the Federal Circuit. On June 23, 2017, the Federal Circuit ruled that the claims of the patents-in-suit recite patent ineligible subject matter under 35 U.S.C. § 101.2. The Federal Circuit also dismissed Prism’s request for a new trial as moot and denied T-Mobile’s request for a determination that the case was “exceptional” under 35 U.S.C. § 285, which authorizes an award of attorney fees to the prevailing party in patent litigation. On August 17, 2017, the Federal Circuit denied our request for rehearing, and issued its mandate to the District Court on August 24, 2017. On November 9, 2017, Prism LLC filed a petition for writ of certiorari with the U.S Supreme Court.

Patent infringement lawsuits against United States Cellular Corporation (8:12-cv-125-LES-SMB) and Cellco Partnership d/b/a Verizon Wireless (8:12-cv-126-LES-SMB) have been stayed pending the final resolution of the Sprint and T-Mobile appeals.

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Litigation (continued)

Glazer Patent Litigation

In multiple Inter Partes Review (“IPR”) and Covered Business Methods (“CBM”) challenges initiated in 2015 and 2016, the U.S. Patent Trial and Appeal Board (“PTAB”) invalidated the claims of U.S. Patent No. 7,631,191 B2 (the “Glazer” patent) owned by Secure Axcess, LLC.

On February 21, 2017, the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) affirmed the PTAB ruling, without an opinion, in the IPR matter. The Federal Circuit, however, also ruled that the PTAB should not have instituted the CBM proceedings because the Glazer patent claims do not constitute a “covered business method.” Accordingly, the Federal Circuit vacated the invalidity ruling in the CBM proceedings. However, on March 23, 2017, U.S. Bancorp filed a petition seeking a rehearing of the decision vacating the CBM proceedings, but that petition was denied on June 6, 2017. On September 4, 2017 several defendants filed a petition for writ of certiorari with the U.S. Supreme Court.

The Glazer patent is the subject of patent infringement litigation in the U.S. District Court for the Eastern District of Texas (Secure Axcess, LLC v. U.S. Bank, et al. 6:13-cv-00717-KNM), which has been stayed pending the IPR and CBM proceedings..

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

16. Equity and Stock Options

As of September 30, 2017, there was $40,000 in unrecognized compensation cost for all stock options outstanding under PTG’s stock option plans. A portion of the unrecognized compensation cost relates to options to purchase 500,000 shares of common stock to five executive officers of Prism LLC under employment agreements executed in connection with the Merger. The exercise price of all of the options granted to the executive officers of Prism LLC is $2.68. One-half of the options granted to each such executive officer is serviced based and vest as follows: (i) 33.33% will vest upon the first anniversary of the first date of employment, and (ii) 1/24 of the remaining 66.67% will vest at the end of each of the 24 months following such anniversary, so long as the individual remains employed pursuant to the terms of his or her employment agreement.

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

PRISM TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

For the performance based options noted above, in accordance with ASC 718 “Compensation – Stock Compensation.”, a performance condition must be met for the award to vest and compensation cost will be recognized only if the performance condition is satisfied. The performance based option vesting criteria uses a tiered vesting structure between 0% to 100% based upon a comparison of annual licensing and enforcement outcomes to an annual target approved by PTG’s board of directors. The 2017 financial targets have not been set by PTG’s board of directors, therefore no compensation costs are required to be recorded. When we are able to assess the probability of achieving target levels, the fair value will be calculated at that time. As of September 30, 2017, 50% of the 2015 performance-based options have been vested and none of the 2016 and 2017 performance-based options have been vested.

The 2008 Stock Option Plan provides that each non-employee director receive a fully-vested option to purchase 5,000 shares of common stock on July 1st (or the first business day thereafter) of each year in which the director remains in office. Pursuant to the Option Plan, on July 3, 2017, fully-vested options to purchase 5,000 shares of common stock were granted to each of the two non-employee directors with an exercise price of $0.38 and on July 1, 2016, fully-vested options to purchase 5,000 shares of common stock were granted to each of the three non-employee directors with an exercise price of $0.27.

PTG recognized $23,000 and $60,000 in stock compensation expense for the three and nine months ended September 30, 2017 and $19,000 and $57,000 for the comparable periods in 2016.

During the three and nine months ended September 30, 2017 and 2016 there were no common share issuances associated with the exercise of stock options. PTG has reserved common shares for issuance in conjunction with the issuance of options underlying PTG’s stock option plans.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2017:

(in thousands, except exercise price amounts and contractual term)	Options Available for Grant	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
Balances, December 31, 2016	786	775	3.28	$2.69
Granted	(10)	10		$0.38
Canceled/forfeited	—	—		$—
Balances, September 30, 2017	776	785	2.50	$2.65
Vested and expected to vest		516	2.48	$2.64
Exercisable as of September 30, 2017		456	2.47	$2.63

17. Subsequent Event

On October 19, 2017, PTG entered into an Asset Purchase Agreement (“Agreement) with Amorphous Technologies International, Inc. (“ATI”) pursuant to which PTG will acquire from ATI certain intellectual property assets related to innovative uses for amorphous metals and PTG will issue to ATI shares of newly designated Series A Convertible Preferred Stock (“Asset Purchase Transaction”). The Asset Purchase Transaction will close on or about the second Business Day after the satisfaction or waiver of the closing conditions. Following the closing of the Asset Purchase Transaction, PTG will commercialize the acquired intellectual property assets to create new amorphous metal technology offerings for the consumer electronics, automotive and other business sectors. A complete description of the transaction and a copy of the Asset Purchase Agreement is available in the Current Report on Form 8-K issued on October 20, 2017.

On November 3, 2017, the Company received a letter from an employee alleging breach of an employment contract. The employee alleges that he did not: 1) agree to participate in the Incentive Compensation Plan; or 2) agree to forego any portion of his salary as stated in his employment agreement. The letter demanded payment of $263,846.15, constituting his wages since October 7, 2016. The Company is reviewing its alternatives and intends to vigorously defend any litigation brought by the employee.

On November 13, 2017, the Board of Directors of PTG approved a clarifying amendment to the due to related party transaction with Mr. Enan, Chairman and CEO of PTG, who provided PTG with $250,000 in cash in December 2016. The amendment further clarifies that $625,000  is payable to Mr. Enan when the cumulative cash received from patent litigation activities, less all cumulative cash operating expenses incurred by PTG during the same period, exceeds $7.5 million.

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

Overview

Our business consists of intellectual property management and licensing and enforcing a portfolio of patents. On March 26, 2015, we completed a merger with Prism Technologies, LLC (“Prism LLC”), with Prism LLC becoming a wholly-owned subsidiary of PTG (the “Merger”). Prism LLC also operates a patent licensing and enforcement business. Prism LLC and its subsidiaries own a portfolio of nine patent families with over 50 issued patents and patent applications in the areas of computer and network security, semiconductors and medical technology. In September 2015, we changed our name to Prism Technologies Group, Inc. to better reflect the operations of the combined companies.

As previously reported, on August 8, 2017, the U.S. District Court for the District of Nebraska granted Sprint Spectrum LP’s motion for relief from the June 2015 judgment in favor of Prism LLC and set aside the $30 million jury verdict previously awarded to Prism LLC. Although we have notified the District Court that we are appealing the order, the order increases the uncertainty of Prism receiving revenues. As of September 30, 2017, our cash and cash equivalents totaled $0.2 million and we anticipate that our cash will be insufficient to fund our operations beyond the fourth quarter of 2017. We currently are exploring potential strategic opportunities, including a merger, sale of assets, or further financing. However, if these efforts are unsuccessful, we may need to cease operations and investors could lose their investment.

On November 3, 2017, PTG received a letter from an employee alleging breach of an employment contract. The employee alleges that he did not: 1) agree to participate in the Incentive Compensation Plan; or 2) agree to forego any portion of his salary as stated in his employment agreement. The letter demanded payment of $263,846.15, constituting his wages since October 7, 2016. PTG is reviewing its alternatives and intends to vigorously defend any litigation brought by the employee.

Results of Operations

Revenues, Cost of Revenues and Gross Margin	Three months ended September 30,		Percentage change from
(in thousands, except percentages)	2017	2016	prior period

Revenues	$—	$—	nm
Cost of revenues	—	—	nm
Gross margin	$—	$—

Revenues, Cost of Revenues and Gross Margin	Nine months ended September 30,		Percentage change from
(in thousands, except percentages)	2017	2016	prior period

Revenues	$110	$—	nm
Cost of revenues	91	—	nm
Gross margin	$19	$—

Operating Expenses	Three months ended September 30,		Percentage change from prior period
(in thousands, except percentages)	2017	2016

General and administrative	$282	$924	(69)%
Amortization	$—	1,920	nm

Operating Expenses	Nine months ended September 30,		Percentage change from prior period
(in thousands, except percentages)	2017	2016

General and administrative	$(106)	$3,014	(104)%
Amortization	$2,626	6,285	(58%)

nm- Not meaningful.

Revenues. Revenues, cost of revenues and gross margin for the nine months ended September 30, 2017 were $110,000, $91,000 and $19,000 respectively. The revenues represented a one-time payment for a license granted in settlement of a patent infringement lawsuit in February 2017.We expect that the timing and amount of future revenues from the patent licensing business, if any, will be unpredictable because of the significant uncertainty associated with our patent licensing business.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, including employee benefits, facility costs, accounting and legal services and insurance for our general management, administrative and accounting personnel, as well as other general corporate expenses. General and administrative expenses decreased to $0.3 million and ($0.1) million for the three and nine months ended September 30, 2017 from $0.9 million and $3.0 million for the comparable periods in 2016. During the three months ended the decrease of $0.6 million was primarily attributed to decreases in payroll and related expenses of $0.5 million and professional services of $0.1 million. During the nine months ended September 30, 2017, the decrease of $3.1 million was primarily attributable to reversing expenses of $2.9 million related to accrued expenses for incentive compensation and professional services of $0.2 million, due to a significant reduction in expected cash flows from our patent licensing business. PTG’s operating initiatives are focused on preserving cash. PTG, therefore, expects general and administrative expenses for the fourth quarter of 2017 to decrease slightly during the three months ended December 31, 2017.

Amortization. Amortization expenses consisted of amortization of intangible assets. Amortization expense for the three and nine months ended decreased to $0 and $2.6 million respectively from $1.9 million and $6.3 million respectively. The decrease was primarily due to a reduction in the value of intangible assets from impairment charges of $12.7 million, $2.2 million and $23.8 million in 2017, 2016 and 2015 respectively. No additional amortization expenses are expected for the remainder of 2017 and beyond.

Results of Operations (continued)

Impairment, net. Impairment of long-lived assets (see Note 8 to our Consolidated Financial Statements.) consists of impairment charges, net of $3.1 million in the second quarter of 2017, ($2.1) million in the first quarter of 2017. This included impairment of intangible assets of $12.4 million and $0.2 million, net of reductions in the fair value of contingent consideration liabilities of $9.3 million and $2.3 million for the second quarter and first quarter of 2017, respectively. In 2016 and 2015, we recorded impairment, net of and $0.2 million and $4.0 million, respectively. This included impairment of intangible assets of $2.2 million and $23.9 million, net of reductions in the fair value of contingent consideration liabilities of $2.0 and $19.9 million in 2016 and 2015 respectively, associated with our patent portfolio. These impairment charges were the result of significantly lower than anticipated revenues and adverse legal decisions associated with the patent portfolio acquired in the Merger.

Other Income (expense) net. Other income was $6,000 and $1.1 million for the three and nine months ended September 30, 2017 as compared to $11,000 and $39,000 for the comparable periods in 2016. $0.4 million was recorded to recognize a change in fair value of the derivative liability for the nine months ended September 30, 2017. Also, included for the nine months ended September 30, 2017, were changes in estimates to the expected payouts of due to related party of $0.3 million and a revenue share arrangement with a financing company of $0.5 million. In June 2016, a life insurance policy was also sold with net proceeds of $26,000 recognized as other income. Other income in previous periods consisted of interest earned on our investment portfolio of cash, cash equivalents and short-term investments. We expect that other income will be negligible given PTG’s cash and cash equivalents balance and conservative nature of our investment policy and the current economic conditions in the United States.

Interest Expense. Interest expense and interest expense to a related party was $0.1 million and $0.8 million for the three and nine months ended September 30, 2017 as compared to $0.2 million and $0.5 million for the comparable periods in 2016. For the three and nine months ended September 30, 2017 interest expense consisted of imputed interest related to assuming certain debt from Prism in the Merger and imputed interest associated with the contingent consideration payable to Prism’s former security holders. Additional information related to the Merger is included in Notes 3 and 7. For the nine months ended September 30, 2017, interest expense of $0.3 million was also recognized for accreted interest on a revenue sharing arrangement with an unrelated party in which $0.5 million was received on December 23, 2016 and for a due to related party transaction in which $0.3 million was received from Hussein A. Enan, Chairman and CEO of PTG, on December 30, 2016. We expect that interest expense will increase slightly in future quarters, which only includes interest on the note payable.

Income Taxes. We recognized no expense for, and did not receive a benefit from income taxes for the three and nine months ended September 30, 2017. We recognized an income tax benefit of $101,000 for the three and nine months ended September 30, 2016.

Significant Events During the Quarter Relating to Our Patent Licensing Business

On June 23, 2015, Prism won a jury verdict in its patent infringement lawsuit against Sprint Spectrum LP d/b/a Sprint PCS (“Sprint”). Prism was awarded trial damages of $30 million, representing a reasonable royalty for Sprint’s infringement for the period from February 2012 through December 2014. The jury verdict in favor of Prism LLC was unanimously upheld by a three judge panel of the Federal Circuit and the Federal Circuit issued its mandate on July 25, 2017, transferring jurisdiction of the case back to the district court. Sprint filed a motion with the district court seeking relief from the judgment or a stay pending the outcome of Prism LLC’s patent infringement suit against T-Mobile (described below). On August 8, 2017, the U.S. District Court for the District of Nebraska granted Sprint Spectrum LP’s motion for relief from the June 2015 judgment in favor of Prism LLC. Pursuant to Rule 60 of the Federal Rules of Civil Procedure, the district court set aside the $30 million judgment previously awarded to Prism LLC. PTG has notified the District Court that it is appealing the order to the Federal Circuit.

On October 30, 2015, a jury found that T-Mobile USA, Inc. did not infringe the asserted claims of U.S. Patent Nos. 8,387,155 and 8,127,345. On April 6, 2016, the District Court denied T-Mobile’s motion for judgment as a matter of law and its motion for attorney fees; the court also denied Prism’s motion for judgment as a matter of law and its motion for a new trial. Both parties appealed to the Federal Circuit. On June 23, 2017, the Federal Circuit ruled that the claims of the patents-in-suit recite patent ineligible subject matter under 35 U.S.C. § 101.2. The Federal Circuit also dismissed Prism’s request for a new trial as moot and denied T-Mobile’s request for a determination that the case was “exceptional” under 35 U.S.C. § 285, which authorizes an award of attorney fees to the prevailing party in patent litigation. On August 17, 2017, the Federal Circuit denied our request for rehearing and issued its mandate to the District Court on August 24, 2017. On November 9, 2017, Prism LLC filed a petition for writ of certiorari with the U.S. Supreme Court.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method.

We are continuing to assess the impact of the new guidance on our accounting policies and procedures and are evaluating the new requirements as applied to existing revenue contracts. The new guidance may result in an acceleration of revenue as under the new standard, we may no longer be required to defer revenues when the consideration associated with the contract can be calculated using either the expected value or the most likely amount. This change may also impact our balance sheet presentation with an expected increase in accounts or unbilled receivables. We are reviewing our revenue contracts and working on its plan for implementation of the new guidance which it will adopt beginning in the first quarter of 2018. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and Licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers — Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its condensed consolidated financial statements related to the updated guidance provided by these four new ASUs.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015-17 effective January 1, 2017. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In February 2016, FASB issued ASU No. 2016-02 “Leases” that requires a lessee to recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of the standard on its condensed consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has not elected to early adopt this guidance and is currently evaluating ASU 2016-15 to determine the impact to its condensed consolidated financial statements.

Recent Accounting Standards (continued)

On January 5, 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04: “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In May 2017, the FASB issued (ASU 2017-09: Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective beginning after December 15, 2017; early adoption is permitted. The Company has adopted this standard and its impact on its condensed consolidated financial statements and related disclosures was immaterial.

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is in the process of evaluating this ASU and adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Critical Accounting Policies (continued)

Revenue recognition. PTG recognizes revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

Revenue results from grants of certain intellectual property rights for patented technologies owned or controlled by PTG and settlements reached from legal enforcement of PTG’s patent rights. Revenue is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured. The fair value of licenses achieved is recognized as revenue.

The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element. Elements related to licensing agreements and royalty revenues, is recognized as revenue in the Consolidated Statement of Operations. Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the Other Income section of the Condensed Consolidated Statements of Operations. Elements provided in either settlement agreements or judgments include the value of a license, legal release, and interest. When settlements or judgments are achieved at discounts to the fair value of a license, PTG allocates the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method relative to full license fair value prior to the discount. Legal release as part of a settlement agreement is recognized as a separate line item in the Consolidated Statements of Operations when value can be allocated to the legal release. When PTG reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement, and without a legal claim, the legal release has no economic value. The element that is applicable to interest income will be recorded as a separate line item in Other Income of the Condensed Consolidated Statements of Operations.

Cost of Revenues. Cost of revenues include the costs and expenses incurred in connection with PTG's patent licensing and enforcement activities, including contingent fee based legal expenses, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting expenses and revenue share payments paid to third-parties.  These costs are included under the caption "Cost of revenues" in the accompanying Condensed Consolidated Statements of Operations.

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

Current accounting standards in the United States prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax returns. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At September 30, 2017 and September 30, 2016, we had unrecognized tax benefits of approximately $0.2 million and $0.3 million, respectively. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

For tax return purposes, we had net operating loss carry forwards at September 30, 2017 of approximately $158.1 million and $23.4 million for federal income tax and state income tax purposes, respectively. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $10.3 million and $8.4 million respectively. The benefit of these unrealized stock option-related deductions has not been included in deferred tax assets and will be recognized as a credit to additional paid-in capital when realized. Federal NOLs begin to expire in 2019. State NOLs begin to expire in 2028.

The carrying value of our deferred tax assets, which was approximately $62.3 million at September 30, 2017, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This assessment requires a review and consideration of all available positive and negative evidence, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

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

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2017	2016
Cash used in operating activities	$(769)	$(3,053)
Cash provided by investing activities	400	1,694

Liquidity and Capital Resources (continued)

At September 30, 2017, our principal source of liquidity was $0.2 million in cash and cash equivalents. We adhere to an investment policy with minimal market or settlement risk with our current holdings. There are no restrictions or limitations regarding access to the $0.2 million in cash and cash equivalents.

For the nine months ended September 30, 2017, net cash used in operating activities was $0.8 million. The cash used in operating activities resulted primarily from a net loss of $3.2 million reduction of contingent consideration of $11.7 million, a decrease in estimates to accrued expenses of $3.7 million, deposit for revenue sharing arrangement of $0.5 million, a revaluation of derivative liability of $0.4 million and gain on changes in estimate due to related party of $0.3 million. These operating activity uses were partially offset by impairment of intangible assets and goodwill of $12.7 million, amortization of intangibles of $2.6 million, increase in accrued expenses and other current liabilities of $2.1 million, imputed and accreted interest of $0.8 million on contingent consideration, revenue sharing arrangement with an unrelated party and for a due to related party transaction, decrease in estimates to prepaid expenses of $0.5 million, stock-based compensation of $0.1 million and a decrease to prepaid expenses and other current assets of $0.1 million.

For the nine months ended September 30, 2016, net cash used in operating activities was $3.1 million, primarily consisting of our net loss of $10.0 million, gain on reduction of contingent consideration of $2.0 million and a decrease to accrued expenses of $0.3 million, offset by amortization of intangibles of $6.3 million, impairment of long-lived assets of $2.2 million, imputed interest on notes payable and contingent consideration of $0.3 million and $0.2 million respectively, prepaid expenses and other assets of $0.1 million and stock-based compensation of $0.1 million.

For the nine months ended September 30, 2017, net cash provided by investing activities was $0.4 million, due to redemptions of restricted cash equivalents of $0.4 million.

For the nine months ended September 30, 2016, net cash provided by investing activities was $1.7 million, due to redemptions of short-term investments of $1.5 million and redemptions of restricted cash equivalents of $0.2 million.

We have a non-cancelable 12 month lease from October 31, 2017 until November 1, 2018 for approximately 300 square feet of office space in Folsom, California, which is currently our corporate headquarters. The monthly lease amounts are not material.

We had a non-cancelable lease through February 14, 2017 for approximately 16,000 square feet of office space in a building that housed our corporate headquarters until May 2013.  On April 16, 2013, we subleased this space for the remainder of our term, which also terminated in February 2017. The monthly sublease rent was less than our rent obligation to the landlord.

Future minimum lease commitments, as of September 30, 2017 are summarized as follows (in thousands):

Years ending December 31	Future minimum lease commitments
2017 and thereafter	$6
$6

The balances of the notes payable consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Notes payable, assumed debt	$3,062	$3,062
Add accreted interest	427	128
Fair Value	$3,489	$3,190

The installment payments due on December 31, 2015, June 30, 2016 and December 2016 have not been paid as of the date of this report. PTG has postponed payments of the notes payable upon permission from the note holder.

Liquidity and Capital Resources (continued)

As a result of adverse litigation events in the second quarter of 2017, which led to a significant reduction in expected cash flows, there was a change in estimate of the expected payout to the non-recourse financing note payable. Therefore, the due to related party was reduced to zero as of June 30, 2017.

We currently anticipate that our cash and cash equivalents may not be sufficient to meet anticipated cash needs to fund operations beyond the fourth quarter of 2017. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $3.5 million, which represent installment payments due in 2017. With the consent of the note holder, these installment payments have not been paid as of the date of this report. We have implemented certain initiatives to preserve cash and we have discussed restructuring one of our notes payable with the note holder, but there can be no assurance that the discussions will be successful. In addition, the $30 million patent infringement judgment in favor of Prism LLC recently was set aside. Although we have notified the District Court that we are appealing the order, the district court’s order increases the uncertainty of Prism receiving revenues. In late 2016, we entered into a revenue sharing arrangement with an unrelated party from which we received $500,000 and we have also received a capital contribution from a related party of $250,000. We have implemented significant expense reduction initiatives, including a moratorium on salaries for most employees. We anticipate that our cash will be insufficient to fund our operations beyond the fourth quarter of 2017. These factors raise substantial doubt about PTG's ability to continue as a going concern within twelve months following the date of the filing of this Form 10-Q. As described in Footnote No. 17 (“Subsequent Events”), on October 20, 2017 we announced the entry into an Asset Purchase Transaction by which we will acquire intellectual property assets and further develop our technology licensing business. Obtaining a minimum of $500,000 in capital is a condition to closing the Asset Purchase Transaction. However, if these efforts are unsuccessful, we may need to cease operations and investors could lose their investment.

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)

Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our patent licensing business has generated minimal revenues and we have relied on our cash and investments to fund our operations. As of September 30, 2017 our cash and cash equivalents totaled $0.2 million. In addition to the expenses associated with the patent licensing business, such as salaries and overhead, we have notes payable of $3.5 million, which represent installment payments due in 2017. We have implemented certain initiatives to preserve cash and we have discussed restructuring one of our notes payable with the note holder, but there can be no assurance that the discussions will be successful. We cannot estimate when we will receive revenues from our operations due to the uncertainty associated with patent litigation. In late 2016, we entered into a revenue sharing arrangement with an unrelated party from which we received $500,000 and we have also received a capital contribution from a related party of $250,000. We have implemented significant expense reduction initiatives, including a moratorium on salaries for most employees. In addition, the $30 million patent infringement judgment in favor of Prism LLC recently was set aside. Although we have notified the District Court that we are appealing the order, the district court’s order increases the uncertainty of Prism receiving revenues. We anticipate that our cash will be insufficient to fund our operations beyond the fourth quarter of 2017. These factors raise substantial doubt about PTG's ability to continue as a going concern within twelve months following the date of the filing of this Form 10-Q. As described in Footnote No. 17 (“Subsequent Events”), on October 20, 2017 we announced the entry into an Asset Purchase Transaction by which we will acquire intellectual property assets and further develop our technology licensing business. Obtaining a minimum of $500,000 in capital is a condition to closing the Asset Purchase Transaction. However, if these efforts are unsuccessful, we may need to cease operations and investors could lose their investment.

Our revenues are unpredictable.

We received one-time payments of $700,000 in 2015 and $110,000 in February 2017 in connection with our patent licensing and enforcement business. These are the only revenues we have generated since the closing of our asset sale to Bankrate, Inc. on December 21, 2011. We expect that future revenues from the patent licensing business, if any, will be unpredictable because of the significant uncertainty associated with patent licensing and patent enforcement litigation. In addition, defendants will often choose to appeal an adverse damage award, which will delay our receipt of revenue. For example, (as described above in “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations”) following multiple successful appellate decisions, the U.S. District Court for the District of Nebraska granted Sprint Spectrum LP’s motion for relief from the June 2015 judgment in favor of Prism LLC. Pursuant to Rule 60 of the Federal Rules of Civil Procedure, the district court set aside the $30 million judgment previously awarded to Prism LLC.  Although we have notified the District Court that we are appealing the order, there can be no assurance that our patent licensing business will produce revenues.

Even if the Asset Purchase Transaction is completed, we may not realize the potential value and benefits of the transaction.

On October 19, 2017 we entered into an Asset Purchase Agreement with Amorphous Technologies International, Inc. On closing, we will acquire certain patents, patent applications, licenses and other technology assets in exchange for shares of preferred stock. The preferred stock shares are convertible into 56,750,000 shares of Common Stock on the earlier to occur of i) the listing of the Corporation’s common stock on the Nasdaq Stock Market; ii) June 30, 2018; or iii) upon final resolution of the litigation titled Prism Technologies, LLC v. Sprint Spectrum LLC, d/b/a/ Sprint PCS. The closing of the transaction is subject to several conditions. Following the close of the transaction, we will commercialize the acquired assets by licensing amorphous metal casting solutions in the consumer electronics, automotive, luxury and other business sectors.

The success of the transaction depends on our ability to commercialize the acquired intellectual property assets. Although the underlying technology has been commercialized in other forms, our use would be innovative and there is no assurance that a significant market exists for our proposed use. Moreover, as a new technology solution, we expect that we will need to devote considerable time and money to the sales and marketing functions. In addition, we expect to face competition from firms whose technology solutions may offer benefits similar to our solutions at a lower cost. If we are unable to enter into significant commercial opportunities for the acquired assets, or if the development of this new business takes longer than we anticipate, we may not be able to generate sufficient revenues to continue to operate or grow.

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

The success of our licensing and enforcement business largely depends on the skills, experience and efforts of key personnel, many of whom are highly skilled and would be difficult to replace. We expect to enter into employment agreements with four Prism employees, but these agreements cannot guarantee their continued employment with us. The loss of any of our senior management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Our future success will depend to a significant extent on the ability of these executives to effectively drive execution of our business strategy, and on the ability of our management team to work together effectively.

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

Our acquisition of intellectual property assets may not be successful.

A substantial portion of the intellectual property assets of Prism and its subsidiaries were acquired from third parties, including the expected acquisition of assets in the transaction with Amorphous Technologies International, Inc. We expect to continue to be presented with opportunities to acquire IP assets from third parties. The terms of any acquisition may require us to pay cash upfront, share a portion of future licensing proceeds, or both. Such acquisitions are subject to numerous risks, including the following:

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

Analyzing the potential values of IP assets is a complex and uncertain process and there can be no assurance that an asset that is acquired will produce positive returns on the investment.

We may, in certain circumstances, rely on representations, warranties and opinions made by third-parties that, if determined to be false or inaccurate, may expose us to certain material liabilities.

We may rely upon representations and warranties made by third parties from whom we acquire IP assets. We may also rely upon the opinions of purported experts. In certain instances, we may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties and opinions are made. By relying on these representations, warranties and opinions, we may be exposed to liabilities in connection with the licensing or enforcement of the IP asset which could have a material adverse effect on our operating results and financial condition.

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

We may continue to develop new technologies, but we expect to depend increasingly upon the identification and acquisition of new IP assets through relationships with inventors, universities, research institutions, technology companies and others. If we are unable to demonstrate success in licensing acquired IP assets, it will be difficult to maintain those relationships, continue to grow new relationships and sustain revenue and growth.

Competition for the acquisition of high quality IP assets is intense and, as a result, we may not be able to grow our portfolio of technologies.

We expect to encounter competition in the area of IP asset acquisition, including competition from venture capital firms and patent aggregators. Most of these competitors have more financial and human resources than we do. Our market share in one or more technology industries may be reduced as more companies seek to acquire these technologies, which could adversely impact our future revenue generation.

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

Usage of our net operating loss carryforwards may be limited as a result of the Asset Purchase Transaction.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards (“NOLs”) in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code (as amended and together with any applicable regulations promulgated thereunder, the “Code”), and in certain other circumstances. We expect that the issuance of the common stock upon conversion of the preferred shares in the Asset Purchase Transaction will result in an ownership change. PTG’s ability to fully utilize NOLs will be substantially limited, and the timing of the usage of NOLs could be substantially delayed, which could significantly impair the value of those benefits.

We may not realize the potential value and benefits created by the Merger with Prism LLC.

As disclosed above in “Item 1.—Business,” we completed a merger with Prism LLC on March 26, 2015, with Prism LLC becoming our wholly-owned subsidiary. We may not be able to realize the expected potential value and benefits created by the Merger due to many factors, including the unpredictable nature of patent licensing and enforcement. Based on our periodic evaluation of the recoverability of the asset recorded in connection with this transaction, we determined that the carrying value of the asset was in excess of fair value and therefore recorded impairment charges in the fourth quarter of 2015, the second quarter of 2016, the first quarter of 2017 and the second quarter of 2017. For more information, see Note 8 to our Combined Consolidated Financial Statements.

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

The trading price of our common stock has been volatile. During the period from October 1, 2015 through October 31, 2017, the trading price per share of our common stock ranged from a high of $2.80 to a low of $0.04. On February 23, 2017, we voluntarily delisted from the Nasdaq Capital Market and our stock began trading on the OTCQB Market under the symbol “PRZM”. The trading price of our common stock may be significantly affected by factors including actual or anticipated operating results, announcements regarding licensing or litigation developments, disputes concerning the validity of one or more of our patents, our limited trading volume and expectations regarding our future cash reserves. Any negative change in the public’s perception of the prospects of the patent licensing business could also depress our stock price regardless of our results.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Location

2.1	Asset Purchase Agreement between the Company and Bankrate, Inc. dated as of October 10, 2011.	Filed as Exhibit 2.1 to registrant's Form 8-K filed on October 12, 2011.

2.2	Agreement of Plan of Merger among the Company, Strategic Concepts Acquisition Corp., Prism Technologies, LLC, and Gregory J. Duman, dated as of November 11, 2014.	Filed as Annex A to Registrant’s Registration Statement on Form S-4 dated December 30, 2014

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

Filed as Exhibit 3.1 to registrant's Registration Statement on Form S-4 filed on December 30, 2014.

3.3	Bylaws of the Company.	Filed as Exhibit 3.2 to registrant's Registration Statement on Form S-1 filed on May 7, 1999.

3.4	Amendment to Article X of the Bylaws of the Company, adopted by the Board of Directors on February 2, 2011.	Filed as Exhibit 3.1 to registrant's Form 8-K filed on February 7, 2011.

4.1	Section 382 Rights Agreement, dated as of November 23, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.	Filed as Exhibit 4.1 to registrant's Form 8-A filed on November 25, 2011.

10.1*	Form of Indemnity Agreement between the Company and the Company's directors and officers.	Filed as Exhibit 10.1 to registrant's Form S-1/A filed on July 21, 1999.

10.2*	1997 Stock Option Plan	Filed as Exhibit 10.2 to registrant's Form S-1/A filed on July 21, 1999.

10.3*	1999 Employee Stock Purchase Plan.	Filed as Exhibit 10.3 to registrant's Form S-1 filed on May 7, 1999.

10.4*	2008 Stock Option Plan.	Included in registrant's definitive proxy statement on Schedule 14A filed on February 15, 2008.

10.5*	Executive Retention and Severance Plan Amended and Restated as of December 22, 2008.	Filed as Exhibit 10.16 to registrant's Form 10-K filed on March 31, 2009.

10.6	Office Lease between MSCP Capital Center Investors, LLC, as Landlord, and the Company, as Tenant, dated as of December 10, 2010.	Filed as Exhibit 99.1 to registrant's Form 8-K filed on December 28, 2010.

10.7	First Lease Amendment between MSCP Capital Center Investors, LLC, as Landlord, and the Company, as Tenant, dated as of December 22, 2011.	Filed as Exhibit 10.26 to registrant's Form 8-K filed on December 28, 2011.

10.8	Employment Agreement between the Company and Gregory J. Duman dated March 20, 2015.	Filed as Exhibit 10.1 to registrant's Form 8-K filed on March 30, 2015.

10.9	Non-competition agreement between the Company and Gregory J. Duman dated March 20, 2015.	Filed as Exhibit 10.1 to registrant's Form 8-K filed on March 30, 2015.

10.10	Litigation Funding Agreement dated December 15, 2016.	Filed as Exhibit 10.10 to registrant's Form 8-K/A filed on August 1, 2017

10.11	Asset Purchase Agreement between the Company and Amorphous Technologies International, Inc., dated October 19, 2017.	Filed as Exhibit 10.11 to registrant’s Form 8-K dated October 20, 2017

10.12	Amendment One to Acknowledgment of Capital Contribution between the Company and the Enan Family Trust dated November 13, 2017.	Filed herewith.

14.1	The Company's Code of Business Conduct and Ethics.	Filed as Exhibit 14.1 to registrant's Form 10-K filed on March 29, 2004.

21.1	Subsidiaries of Company.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Fled herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

101	Extensible Business Reporting Language (XBRL)**

*	Constitutes a management contract or a compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed as a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2017	PRISM TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ STEVEN J. YASUDA
Steven J. Yasuda
Chief Financial Officer and Chief Accounting Officer